Form 10QSB
period 2001-03-31
ENERGY PRODUCERS INC
filed 2001-08-15
CIK 1106848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                             ENERGY PRODUCERS, INC.
                             ----------------------
                   (formerly Sterling Market Positions, Inc.)


Nevada                                                 88-0346961
------                                                 ----------
(State of Incorporation)                     (IRS Employer Identification No.)

7944 E. Beck Lane, Suite 200, Scottsdale, Arizona           85260
-------------------------------------------------           -----
(Adress of principal executive offices)                   (zip code)

Registrant's telephone number, including area code     (480) 778-5424
--------------------------------------------------     --------------

Indicate by check mark whether the registratn (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No {X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date: 10,996,812 shares of common stock issued and outstanding.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                              FINANCIAL STATEMENTS

             For the Quarterly Periods Ended March 31, 2001 and 2000


Financial Statements
Balance Sheets - Assets........................................................3

Liabilities and Stockholders' Equity...........................................4

Statements of Operations.......................................................5

Statement of Stockholders' Equity..............................................6

Statements of Cash Flows.......................................................7

Notes to Consolidated Financial Statements.....................................8


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

             For the Quarterly Periods Ended March 31, 2001 and 2000

                                     ASSETS

                                                 Quarter Ended                     Quarter Ended
                                                 March 31,                         March 31,
                                                 2001                              2000
                                                 ----                              ----
Current Assets
Cash                                                 8,738                           117,891
Accounts Receivable                                 32,016                             3,674
Inventory                                           50,300                            51,995
Advances to shareholders                            14,438                             5,769
Notes and other receivables                         52,300                            48,861
                                                  --------                          --------

         Total Current Assets                      157,792                           228,190
                                                   -------                           -------

Property and Equipment:
Land                                                 9,000                             9,000
Building/Improvements                               42,184                            42,184
Equipment                                           92,247                            66,966
  Less:  accumulated depreciation                 (105,443)                         (105,711)
                                                  ---------                        ---------
     Net Property and Equipment                     37,988                            12,439
                                                 ---------                         ---------

Oil and Gas Properties:                          1,400,388                            11,386
  Less:  accumulated amortization                   (1,572)                            -0-
                                              -------------                       ----------
     Net Oil and Gas Properties                  1,398,816                            11,386
                                                 ---------                         ---------

Total Net Properties and Equipment               1,436,804                            23,825
                                                 ---------                         ---------

         Total Assets                            1,594,596                           252,015
                                                 =========                          ========


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                                 BALANCE SHEETS

             For the Quarterly periods ended March 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             Quarter Ended                     Quarter Ended
                                             March 31,                         March 31,
                                             2001                              2000
                                             ----                              ----
Current Liabilities:
Accounts payable                                  37,128                             3,840
Accrued expenses                                  73,500                               -0-
Notes payable                                    368,509                            50,000
Deferred subscription payable                    100,000                               -0-
                                              ----------                        ----------

     Total Current Liabilities                   579,137                            53,840
                                              ----------                         ---------

Long-Term Liabilities:
Notes payable                                  1,174,172                               -0-
Due to shareholders                                2,000                           367,688
                                              ----------                          --------

     Total Long-term Liabilities               1,176,172                           367,688
                                               ---------                          --------

         Total Liabilities                     1,755,309                           421,528
                                               ---------                          --------

Stockholders' Equity:
Common stock:
  Authorized 200,000,000
  shares at $0.001 par value.
  Issued and outstanding at
  March 31, 2001: 10,996,812.
  Issued and outstanding at
  March 31, 2000: 10,881,812                      10,997                            10,882

Preferred stock:
  Authorized 50,000,000
  shares at $0.001 par value.
  Issued and outstanding:  None.

Paid in capital                                  640,953                           626,588
Accumulated deficit                             (812,664)                         (806,983)
                                                ---------                         --------

         Total Stockholders' Equity             (160,714)                         (169,513)
                                                ---------                         ---------                                 ==
         Total Liabilities and
           Stockholders' Equity                1,594,595                           252,015
                                               =========                        ==========


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

             For the Quarterly Periods ended March 31, 2001 and 2000


                                                 Quarter Ended                      Quarter Ended
                                                 March 31,                          March 31,
                                                 2001                               2000
                                                 ----                               ----
Revenues:
  Oil Revenues                                      112,316                                -0-
  Cost of Sales                                     (15,888)                               -0-
                                                   ---------                          ------------
     Net Oil Revenues                                96,428                                -0-
                                                   --------                           ------------

  Subsidiary Sales:                                   5,774                              9,652
  Cost of Goods Sold                                 (1,598)                            (3,578)
                                                   ---------                          ---------
     Net Subsidiary Sales                             4,176                              6,074
                                                   ---------                          ----------

Total Net Revenues                                  100,604                              6,074

Operating Expenses:
  Depreciation and Amortization                        (802)                              (434)
  Selling, General and Administrative              (122,782)                           (73,854)
                                                  ---------                            --------
     Total Operating Expenses                      (123,584)                           (74,288)
                                                  ---------                            --------

     Gain (Loss) from operations                    (22,980)                           (68,214)
                                                  ----------                           --------

Other Income (Expense):
  Gain on Sale of Securities                              -                             81,461
  Investment Income                                       -                              1,126
  Provision for federal income tax                        -                                683
  Interest Expense                                  (17,962)                               -0-
                                                   ---------                         ---------

     Total Other Income (Expense)                   (17,962)                            83,270
                                                   ---------                        ----------

Income (Loss) before provision for
   income taxes                                     (40,942)                            15,056
Provision for income taxes                               -0-                               -0-
                                               -------------                       -----------

Net Income (Loss)                                   (40,942)                            15,056
                                                   =========                         =========

Number of Outstanding Shares                     10,996,812                         10,881,812

Earnings (Loss) per share
  on Net Loss                                         (.004)                              .001

Earnings (Loss) per share
  on Loss from Operations                             (.002)                            (.006)


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From October 4, 1995 (date of inception) to March 31, 2001

                                                                                        Accumulated
                                             Common         Stock         Paid in       Deficit During
                                             Shares         Amount        Capital       Development       Totals
                                             -------        ------        -------       ------------      -------
Shares issued at inception
  to initial shareholders                     1,250,000           1,250
1,250

Capital contributed by shareholder             ________           _____          71,920     _______          71,920
Balance December 31, 1995                     1,250,000           1,250          71,920     (31,096)        (42,074)

Capital contributed by shareholder                                              290,087                     290,087

Net (loss) for the year 1996                   ________           _____         _______    (332,088)       (332,088)
Balance December 31, 1996                     1,250,000           1,250         362,007    (363,184)             73

Capital contributed by shareholder                                               51,046                      51,046

Net (loss) for the year 1997                   ________           _____         ______      (51,046)        (51,046)
Balance December 31, 1997                     1,250,000           1,250         413,053    (414,230)             73

Capital contributed by shareholder                                               71,913                      71,913

Net (loss) for the year 1998                   ________           _____         ______      (71,986)        (71,986)
Balance December 31, 1998                     1,250,000           1,250         484,966    (486,216)            -0-

Stock surrendered by shareholder
  and retired to treasury                      (189,023)           (189)            189

Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                  9,820,835           9,821         111,108                     123,929

Capital contributed by shareholder                                               27,325                      27,325

Net (loss) for the year ended
  December 31, 1999                           _________           _____         ______      (330,323)      (330,323)
Balance December 31, 1999                    10,881,812          10,882         626,588     (816,539)      (179,069)

Capital contributed by shareholder               10,000              10           1,240                       1,250

Net gain for the year ended
  December 31, 2000                           _________           _____         _______       44,817         44,817

Balance December 31, 2000                    10,891,812          10,892         627,828     (771,722)      (133,002)

Stock issued for consideration
  for loans and other services                  105,000             105          13,125                      13,230

Net (loss) for the quarter ended
  March 31, 2001                                                                             (40,942)       (40,942)


Balance March 31, 2001                       10,996,812          10,997         640,953     (812,664)      (160,714)
                                             ==========          ======         =======     =========      =========


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF CASH FLOWS
             For the Quarterly Periods ended March 31, 2001 and 2000

                                                             Quarter Ended                  Quarter Ended
                                                             March 31,                      March 31,
                                                             2001                           2000
                                                             ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                       (40,942)                    15,056
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                             802                       434
Change in assets and liabilities
   (Increase) decrease in accounts receivable                             21,695                      (936)
   (Increase) decrease in inventory                                        1,894
    Increase (decrease) in accounts payable                              (77,587)                    1,099
    Increase (decrease) in accrued expenses                               74,526                       981
                                                                          ------                   -------
Net cash provided (used) by operating activities                         (19,612)                   16,634
                                                                       ---------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                                   3,200                    11,221
  Proceeds from sale (cost) of securities                                      -                   117,688
  Purchase of property and equipment                                           -                   (20,759)
  Purchase of oil properties                                             (15,003)
                                                                        --------                  ---------
Net cash provided (used) by Investing Activities                         (11,803)                  108,150

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to shareholder                            (1,859)                  (33,912)
Proceeds from notes payable                                               23,500
Repayment of notes payable                                              (148,745)
Increase in shareholder notes payable                                    106,417                    (3,000)
Stock issued                                                                 105
Contributed capital                                                       13,125
                                                                        --------
Net cash provided (used) by Financing Activities                          (7,457)                  (36,912)
                                                                       ---------                   --------

NET INCREASE (DECREASE) IN CASH                                          (38,872)                   87,872

CASH BALANCE BEGINNING OF PERIOD                                          47,610                    30,019

CASH BALANCE END OF PERIOD                                                 8,738                   117,891
                                                                      ==========                   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
  Interest                                                                17,961                       -0-
  Income Taxes                                                               -0-                       -0-



    The accompanying notes are an integral part of these financial statements

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       First Quarter Ended March 31, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Period Ended March 31, 2001
                           (Unaudited Financial Data)

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-SB and Amendment. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Important factors that may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

Results of Operations

Total Revenue for the first three-month period increased from $8,674 in 2000 to $160,068 in 2001. For the three-month period revenues increased from $9,658 to $118,090. The increase in revenue for the first three-month period was due to an increase in oil sales as a result of acquiring producing oil wells.

Total oil sales decreased from $143,374 in the fourth quarter 2000 to $112,316 in the first quarter 2001. These decreases were due primarily to decreases in production. Average oil prices for the quarter decreased from $27.99 per bbl to $26.83 per bbl. Oil production for the first three-month period decreased by 20 percent due primarily to natural production declines and downtime for workovers.

Costs of operations decreased from $14,010 to $5,774 for the quarter primarily due to downtime for work and completion of the Weichman deep well, and other workovers .

General and administrative expense decreased from $152,214 to $123,584 for the quarter. These decreases were due almost entirely to reductions in legal and consulting fees and outside professional fees.

The Company's net loss for the first quarter 2001 was $40,942 compared to $66,405 for the first quarter 2000, before investment income of $81,461.

Liquidity and Capital Resources

During the first three-months of 2001, cash used in operating activities was $19,612 and investing activities required $11,803 primarily for additional investment in oil wells. Financing activities required $7,457 in cash.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party in any litigation at the present time.

Item 2 - Changes in Securities

In February 2001, 105,000 shares were issued for consideration of loans and other services.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.

     (b) The registrant did not file any reports on Form 8-K during first quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ENERGY PRODUCERS, INC.


                                                                /s/   Mel Herzog
                                                                ---   ----------
                                                                 By:  Mel Herzog
                                                         Title: Chairman and CEO

Date:    August 14, 2001