Form 10QSB
period 2001-06-30
ENERGY PRODUCERS INC
filed 2001-08-15
CIK 1106848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number: 0-32507

                             Energy Producers, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter.)


           Nevada                                          88-0345961
           ------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

7944 E. Beck Lane, Suite 200, Scottsdale, Arizona                85260
-------------------------------------------------                -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (480) 778-5424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [  ]   NO  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date: 10,996,812 shares of common stock issued and outstanding

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                              FINANCIAL STATEMENTS

                  For the Periods Ended June 30, 2001 and 2000



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

Statement of Stockholders' Equity..............................................6

Statements of Cash Flows.......................................................7

Notes to Consolidated Financial Statements.....................................8


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

                  For the Periods Ended June 30, 2001 and 2000


                                    ASSETS

                                             Six Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                             2001                     2000
                                             ----                     ----
Current Assets
Cash                                              $ 37,217                          $ 5,605
Accounts Receivable                                 32,101                            13,881
Inventory                                           50,507                            52,625
Notes and other receivables                         50,500                            43,809
                                                  --------                          --------

         Total Current Assets                      170,325                           115,920
                                                   -------                           -------

Property and Equipment:
Land                                                 9,000                            9,000
Building/Improvements                               42,184                           42,184
Equipment                                           92,247                           73,738
  Less:  accumulated depreciation                 (105,524)                        (106,306)
                                                  ---------                        ---------
     Net Property and Equipment                     37,907                            18,616
                                                 ---------                         ---------

Oil and Gas Properties:                          1,406,633                            50,646
Less: accumulated amortization                      (2,303)                             -0-
                                               -------------                       -------------
     Net Oil and Gas Properties                    1,404,3                            50,646
                                                  --------                          ---------

Total Net Properties and Equipment               1,442,237                            69,262
                                                 ---------                         ---------

         Total Assets                           $1,612,562                          $185,182
                                                 =========                          ========


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                                 BALANCE SHEETS

                  For the periods ended June 30, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             Six Months Ended              Six Months Ended
                                             June 30,                      June 30,
                                             2001                          2000
                                             ----                          ----
Current Liabilities:
Accounts payable                             $    62,013                         $ 22,856
Accrued expenses                                 112,577                              -0-
Notes payable                                    368,509                              -0-
Deferred subscription payable                    100,000                              -0-
                                              ----------                     ------------

     Total Current Liabilities                   643,099                           22,856
                                              ----------                        ---------

Long-Term Liabilities:
Notes payable                                    524,015                          417,688
Due to shareholders                              661,733                              -0-
                                               ---------                    -------------

     Total Long-term Liabilities               1,185,748                          417,688
                                               ---------                         --------

         Total Liabilities                     1,828,847                          440,544
                                               ---------                         --------

Stockholders' Equity:
Common stock:
  Authorized 200,000,000
  shares at $0.001 par value.
  Issued and outstanding at
  June 30, 2001: 10,996,812.                      10,997                           10,882

Preferred stock:
  Authorized 50,000,000
  shares at $0.001 par value.
  Issued and outstanding:  None.

Paid in capital                                    640,953                          626,588
Accumulated deficit                               (868,285)                        (892,832)
                                               ------------                      -----------

         Total Stockholders' Equity               (216,235)                        (255,362)
                                                -----------                      -----------                                 ==
         Total Liabilities and
           Stockholders' Equity                 $1,612,562                       $  185,182
                                                ==========                       ===========



   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                  For the Periods ended June 30, 2001 and 2000

                                             Six Months Ended                   Six Months Ended
                                             June 30,                           June 30,
                                             2001                               2000
                                             ----                               ----
Revenues:
  Oil Revenues                                    $ 214,438                          $      -0-
  Cost of Sales                                     (42,348)                                -0-

     Net Oil Revenues                               172,090                                 -0-   .

  Subsidiary Sales:                                  11,722                              13,600
  Cost of Goods Sold                                 (4,344)                             (5,041)

     Net Subsidiary Sales                             7,378                               8,559

Total Net Revenues                                  179,468                               8,559

Operating Expenses:
  Depreciation and amortization                       1,614                                929
  Administrative expenses                           237,120                            173,281

     Total Operating Expenses                       238,734                            174,210

  Gain(Loss) from operations                        (59,266)                         (165,651)

Other Income (Expense):
  Gain on sale of Securities                                                           81,461
  Investment income                                                                     8,747
  Interest Expense                                  (37,248)                          (   750)

     Total Other Income (Expense)                   (37,248)                           89,458

Income before provision for income taxes            (96,514)                          (76,193)
Provision for income taxes                              -0-                               -0-

Net Income (Loss)                                   (96,514)                         ( 76,193)

Number of Outstanding Shares                     10,996,812                        10,881,812

Earnings (Loss) per share
  on Net Loss                                        (.0088)                           (.0070)

Earnings (Loss) per share
  on Loss from Operations                            (.0054)                           (.0153)



   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                  For the Periods ended June 30, 2001 and 2000

                                             Three Months Ended            Three Months Ended
                                             June 30,                      June 30,
                                             2001                          2000
                                             ----                          ----
Revenues:
  Oil Revenues                                  $ 102,122                          $      -0-
  Cost of Sales                                    ( 26,460)                               -0-   .

     Net Oil Revenues                                75,662                                -0-   .

  Subsidiary Sales:                                    5,948                                     9,652
  Cost of Goods Sold                                   2,746                             3,578 .

     Net Subsidiary Sales                              3,202                             6,074  .

Total Net Revenues                                    78,864                                     6,074

Operating Expenses:
  Depreciation and amortization                           812                              434
  Administrative expenses                            114,338                            73,854
     Total Operating Expenses                      115,150                             74,288

  Gain(Loss) from operations                        (36,286)                          (68,214)

Other Income (Expense):
  Gain on sale of Securities                                                           81,461
  Investment income                                                                      1,126
  Income tax benefit                                                                        683
  Interest Expense                                  (19,286)                                      .

     Total Other Income (Expense)                  (19,286)                          83,270

Income before provision for income taxes           (55,572)                                15,056
Provision for income taxes                       -0-    .                                   -0-   .

Net Income (Loss)                           (55,572)                         ( 15,056)

Number of Outstanding Shares                     10,996,812                        10,881,812

Earnings (Loss) per share
  on Net Loss                                        (.0051)                           (.0014)

Earnings (Loss) per share
  on Loss from Operations                    (.0033)                          (.0063)



   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
            From October 4, 1995 (date of inception) to June 30, 2001



                                                                                       Accumulated
                                             Common         Stock        Paid in       Deficit During
                                             Shares         Amount       Capital       Development       Totals
                                             -------        ------       -------       ------------      -------
Shares issued at inception
  to initial shareholders                     1,250,000          1,250
1,250

Capital contributed by shareholder            ________           _____        71,920       _______            71,920
Balance December 31, 1995                    1,250,000           1,250        71,920       (31,096)          (42,074)

Capital contributed by shareholder                                           290,087                         290,087

Net (loss) for the year 1996                  ________           _____       _______      (332,088)         (332,088)
Balance December 31, 1996                    1,250,000           1,250       362,007      (363,184)               73

Capital contributed by shareholder                                            51,046                         51,046

Net (loss) for the year 1997                  ________           _____        ______       (51,046)         (51,046)
Balance December 31, 1997                    1,250,000           1,250       413,053      (414,230)              73

Capital contributed by shareholder                                            71,913                         71,913

Net (loss) for the year 1998                 ________            _____        ______       (71,986)         (71,986)
Balance December 31, 1998                    1,250,000           1,250       484,966      (486,216)            -0-

Stock surrendered by shareholder
  and retired to treasury                     (189,023)           (189)          189

Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                 9,820,835           9,821       111,108                        123,929

Capital contributed by shareholder                                            27,325                         27,325

Net (loss) for the year ended
  December 31, 1999                          _________          _____         ______     (330,323)        (330,323)
Balance December 31, 1999                   10,881,812          10,882       626,588     (816,539)        (179,069)

Capital contributed by shareholder              10,000              10         1,240                         1,250

Net gain for the year ended
  December 31, 2000                          _________           _____         _______     44,817           44,817
                                                                                        ----------         -------

Balance December 31, 2000                   10,891,812          10,892       627,828     (771,722)        (133,002)

Stock issued  for consideration of
  loans and other services                     105,000             105        13,125                        13,230

Net (loss) for the six months ended
  June 30, 2001                                                                           (96,514)         (96,514)

Balance June 30, 2001                       10,996,812          10,997       640,953     (868,236)        (216,286)
                                            ==========          ======       =======     =========        =========

   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF CASH FLOWS
                  For the Periods ended June 30, 2001 and 2000

                                                             Six Months Ended             Six Months Ended
                                                             June 30,                     June 31,
                                                             2001                         2000
                                                             ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                    (96,514)                    (76,193)
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                       1,614                              929
Change in assets and liabilities
   (Increase) decrease in accounts receivable                         22,636                     (10,117)
   (Increase) decrease in inventory                                    1,687                         (630)
    Increase (decrease) in accounts payable                          (52,702)                               17,070
    Increase (decrease) in accrued expenses                          112,577                            -

Net cash provided (used) by operating activities                     (10,702)                        (68,941

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                               5,000                            (28,309)
  Proceeds from sale (cost) of securities                                 -                        117,688
  Purchase of property and equipment                                      -                         (10,645)
  Purchase of oil properties                                         (21,248)                             (50,646)

Net cash provided (used) by Investing Activities                     (16,248)                              28,088

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to shareholder                        12,579                              16,439
Proceeds from notes payable                                           48,749                                    -
Repayment of notes payable                                          (204,551)                                    -
Increase in shareholder notes payable                                146,550                            -
Stock issued                                                             105                                  -
Contributed capital                                                   13,125                                    .
                                                                    --------                          -----------
Net cash provided (used) by Financing Activities                      16,557                              16,439

NET INCREASE (DECREASE) IN CASH                                      (10,393)                   (24,414)

CASH BALANCE BEGINNING OF PERIOD                                      47,610                              30,019

CASH BALANCE END OF PERIOD                                            37,217                                5,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
  Interest                                                        37,248                              750
  Income Taxes                                                        -0-                              -0-



    The accompanying notes are an integral part of these financial statements

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Six-Month Period Ended June 30, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three-month and six month periods ended June 30, 2001 and 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 is not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Six Month Period Ended June 30, 2001
                           (Unaudited Financial Data)

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's 10-KSB. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Important factors that may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports.

Results of Operations

Total Revenue for the second quarter increased from $6,074 in fiscal 2000 to $78,864 in fiscal 2001. For the six-month period revenues increased from $8,559 to $179,468. The increase in revenue for the six-month period was due to an increase in oil sales as a result of acquiring producing oil wells.

Total oil sales increased from $ -0- in the second quarter 2000 to $102,122 in the second quarter, 2001. These increases were due to acquisition of producing oil wells. Average oil prices for the quarter increased slightly from $26.83 bbl to $27.62 bbl. For the sixth month period, average oil prices decreased from $27.99 bbl to $27.62 bbl. Oil production increased 31 percent for the quarter and 14 percent for the six-month period due to resumption of production after downtime.

Costs of oil operations increased from $ -0- to $26,460 for the quarter and $ -0- to $42,348 for the six-month period due to the acquisition of producing wells in the fourth quarter of 2000.

General and administrative expense increased from $73,854 to $114,338 for the quarter and from $174,210 to $238,734 for the six-month period. These increases were due to additional consulting and management fees in connection with the acquired oil wells.

The Company's net loss for the second quarter (fiscal 2001) was $96,514 compared to $166,101 for the second fiscal quarter 2000. For the six-month period (fiscal
2001) the Company posted net loss of $96,514 compared to a loss of $76,193 for the same period in 2000, which included non operating income of $90,208 in February 2000.

Liquidity and Capital Resources

During the six months of 2001 cash used in operating  activities was $10,702 and
investing   activities  required  $16,248.  The  latter  amount  was  to  pursue additional oil properties. Financing activities provided $16,557 in cash.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party in any litigation at the present time.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The  officers,  directors and  affiliates  have not filed  required  forms under
Section 13.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.

     (b) The registrant did not file any reports on Form 8-K during period ended June 30, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ENERGY PRODUCERS, INC.


                                                                /s/   Mel Herzog
                                                                ---   ----------
                                                                 By:  Mel Herzog
                                                         Title: Chairman and CEO

Date: August 14, 2001
-------    ----------------------