Form 10QSB
period 2001-09-30
ENERGY PRODUCERS INC
filed 2001-11-19
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended September 30, 2001

Commission File Number: 0-32507

                             Energy Producers, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter.)


          Nevada                                            88-0345961
          ------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

7944 E. Beck Lane, Suite 200  Scottsdale, Arizona                     85260-1774
----------------------------  -------------------                     ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (480) 778-0488

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X } NO [ }

Indicate the number of shares outstanding of each of the issuer's classes of common stock _______ as of the latest practical date:

            10,996,812 shares of common stock issued and outstanding

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)


PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements

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

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis....................................8

PART II OTHER INFORMATION

Item 1 Legal Proceedings.......................................................9
Item 2 Changes in Securities...................................................9
Item 3 Defaults Upon Senior Securities.........................................9
Item 4 Submission of Matters to a Vote of Security Holders.....................9
Item 5 Other Information.......................................................9
Item 6 Exhibits and Reports on Form 8-K........................................10

     Signatures................................................................10


ITEM 1. FINANCIAL STATEMENTS

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited
                                 BALANCE SHEETS
                 As of September 30, 2001 and September 30, 2000

                                     ASSETS

                                              September 30,                               September 30,
                                              2001                                        2000
                                              ----                                        ----
Current Assets
Cash                                          $      31,899                               $     28,464
Accounts Receivable                                  33,849                                      2,683
Inventory                                            50,507                                     52,435
Notes and other receivables                           8,926                                    177,941

         Total Current Assets                       125,181                                    261,523

Property and Equipment:
Land                                                  9,000                                     9,000
Building/Improvements                                47,184                                    42,184
Equipment                                            92,247                                    73,738
  Less:  accumulated depreciation                  (105,569)                                 (106,700)

     Net Property and Equipment                      42,862                                    18,222

Oil and Gas Properties:                           1,349,428                                 1,170,506
Less: accumulated amortization                       (3,037)                                      -0-

     Net Oil and Gas Properties                   1,346,391                                 1,170,506

Total Net Properties and Equipment                1,389,253                                 1,188,728

         Total Assets                         $   1,514,434                               $ 1,450,251



   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)
                                 BALANCE SHEETS
                 As of September 30, 2001 and September 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,                         September 30,
                                      2001                                  2000
                                      ----                                  ----
Current Liabilities:
Accounts payable                      $           73,849                    $           1,916
Accrued expenses                                 163,237                               64,925
Notes payable                                    389,309                              350,000
                                               ---------                           ----------                        -

     Total Current Liabilities                   626,395                              416,841
                                              ----------                            ---------

Long-Term Liabilities:
Notes payable                                    473,155                              750,000
Due to shareholders                              678,183                              619,247
                                               ---------                            ---------

     Total Long-term Liabilities               1,151,338                            1,369,247
                                               ---------                            ---------

         Total Liabilities                     1,777,733                            1,786,088
                                               ---------                            ---------

Stockholders' Equity:
Common stock:
  Authorized 200,000,000
  shares at $0.001 par value.
  Issued and outstanding at
  September 30, 2001:
  10,996,812, and 10,891,812
  at September 30, 2000                           10,997                               10,892

Preferred stock:
  Authorized 50,000,000
  shares at $0.001 par value.
  Issued and outstanding:  None.

Paid in capital                                  640,953                              627,828
Accumulated deficit                             (915,249)                            (974,557)
                                               ----------                          -----------

         Total Stockholders' Equity             (263,299)                            (335,837)
                                               ----------                          -----------
         Total Liabilities and
           Stockholders' Equity       $        1,514,434                    $       1,450,251
                                              ==========                          ===========


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)
                             STATEMENT OF OPERATIONS
                        As of September 30, 2001 and 2000

                                                Nine Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                                2001                               2000
                                                ----                               ----
Revenues:
  Oil Revenues                                  $   307,205                        $        -0-
  Cost of Sales                                     (65,065)                                -0-

     Net Oil Revenues                               242,140                                 -0-

  Subsidiary Sales:                                  23,053                              18,027
  Cost of Goods Sold                                 (7,688)                             (6,680)

     Net Subsidiary Sales                            15,365                              11,347

Total Net Revenues                                  257,505                              11,347

Operating Expenses:
  Depreciation and amortization                       2,393                               1,424
  Administrative expenses                           341,601                             223,926

     Total Operating Expenses                       343,994                             225,350

  Gain(Loss) from operations                        (86,489)                           (214,003)

Other Income (Expense):
  Gain on sale of Securities                              -                              81,461
  Investment income                                       -                              14,259
  Income tax benefit                                      -                               2,587

  Interest Expense                                  (57,039)                            (27,080)

     Total Other Income (Expense)                   (57,039)                             71,227


Income before provision for income taxes           (143,528)                           (142,776)
Provision for income taxes                              -0-                                 -0-

Net Income (Loss)                                  (143,528)                           (142,776)

Number of Outstanding Shares                     10,996,812                          10,891,812

Earnings (Loss) per share
  on Net Loss                                        (.0130)                             (.0131)


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         From October 4, 1995 (date of inception) to September 30, 2001

                                                                                       Accumulated
                                              Common        Stock        Paid in       Deficit During
                                              Shares        Amount       Capital       Development        Totals
                                              ------        ------       -------       ------------       ------
Shares issued at inception
  to initial shareholders                       1,250,000     1,250                                           1,250
Capital contributed by shareholder               ________     _____        71,920        _______             71,920

Balance December 31, 1995                       1,250,000     1,250        71,920        (31,096)           (42,074)

Capital contributed by shareholder                                        290,087                           290,087
Net (loss) for the year 1996                     ________     _____       _______       (332,088)          (332,088)

Balance December 31, 1996                       1,250,000     1,250       362,007       (363,184)                73

Capital contributed by shareholder                                         51,046                            51,046
Net (loss) for the year 1997                     ________     _____        ______        (51,046)           (51,046)

Balance December 31, 1997                       1,250,000     1,250       413,053       (414,230)                73

Capital contributed by shareholder                                         71,913                            71,913
Net (loss) for the year 1998                     ________     _____        ______        (71,986)           (71,986)

Balance December 31, 1998                       1,250,000     1,250       484,966       (486,216)               -0-

Stock surrendered by shareholder
  and retired to treasury                        (189,023)     (189)          189
Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                    9,820,835     9,821       111,108                           123,929
Capital contributed by shareholder                                         27,325                            27,325
Net (loss) for the year ended
  December 31, 1999                             _________     _____        ______       (330,323)          (330,323)

Balance December 31, 1999                      10,881,812    10,882       626,588       (816,539)          (179,069)

Capital contributed by shareholder                 10,000        10         1,240                             1,250

Net gain for the year ended
  December 31, 2000                             _________    ______       _______         44,817             44,817
Balance December 31, 2000                      10,891,812    10,892       627,828       (771,722)          (133,002)

Stock issued  for consideration of
  loans and other services                        105,000       105        13,125                            13,230

Net (loss) for the six months ended
  June 30, 2001                                                                          (96,514)           (96,514)

Balance June 30, 2001                          10,996,812    10,997       640,953       (868,236)          (216,286)

Net (loss) for the nine months
  Ended September 30, 2001                      _________     _____        ______       (143,528)          (143,528)


Balance September 30, 2001                     10,996,812    10,997       640,953     (1,011,764)          (359,814)


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited
                             STATEMENT OF CASH FLOWS
                 As of September 30, 2001 and September 30, 2000


                                                              Nine Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                              2001                             2000
                                                              ----                             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                   (143,528)                       (142,776)
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                       2,393                           1,424
Change in assets and liabilities
   (Increase) decrease in accounts receivable                         19,862                              55
   (Increase) decrease in rent receivable                             (5,400)                              -
   (Increase) decrease in inventory                                    1,687                            (440)
    Increase (decrease) in accounts payable                          (40,867)                            175
    Increase (decrease) in accrued expenses                          163,237                          61,905
                                                                     -------                         -------
Net cash provided (used) by operating activities                      (2,616)                        (79,653)
                                                                   ---------                         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                              (5,000)                       (162,441)
                                                                                                     -------
  (Increase)decrease from loans receivable                            53,000                         (15,242)
  Proceeds from sale (cost) of securities                                 -                          117,688
  Purchase of property and equipment                                      -                          (10,645)
  Purchase of oil properties                                          35,957                      (1,170,506)
  Increase in notes payable                                               -                       (1,254,312)
                                                              --------------                        ---------
Net cash provided (used) by Investing Activities                      83,957                          13,166
                                                                   ---------                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to shareholder                        12,579                          16,439
Repayment of notes payable                                          (191,661)                              -
Increase in shareholder notes payable                                168,800                          47,247
Stock issued                                                             105                              10
Contributed capital                                                   13,125                           1,240
Gain on sale of securities                                                -                                -
                                                                                                           -
Increase in deferred subscription                                   (100,000)                              -
                                                                    ---------                      ----------
Net cash provided (used) by Financing Activities                     (97,052)                         64,936
                                                                    ---------                       ---------

NET INCREASE (DECREASE) IN CASH                                      (15,711)                         (1,555)

CASH BALANCE BEGINNING OF PERIOD                                      47,610                          30,019
                                                                    --------                        ---------
CASH BALANCE END OF PERIOD                                            31,899                          28,464
                                                                    =========                       =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets in exchange for issuance of stock                  -0-                             -0-
Cash paid during the year:
  Interest                                                            57,039                          27,080
  Income Taxes                                                           -0-                             -0-


    The accompanying notes are an integral part of these financial statements

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-SB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Amended Form 10-SB for the year ended December 31, 2000.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine-month period ended September 30, 2001. The results of operations for the third period, 2001 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's AMENDED FORM 10-SB. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Important factors that may affect actual results, include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available to the Company.

Results of Operations
---------------------

Total Revenues for the third quarter increased from $4,427 in fiscal 2000 to $104,098 in fiscal 2001. For the nine-month period net revenues increased from $11,347 to $257,505. The increase in revenues was due to acquisition of oil and gas leases in the fourth quarter of 2000 and the commencement of oil sales in the same period.

Total revenues were $92,767 in the third quarter and $330,255 for the nine-month period ended September 30, 2001 of which $307,205 of the total revenues was attributed to oil sales and $23,053 to subsidiary sales. Average oil prices for the quarter decreased from $27.06 bbl to $25.76 bbl. For the nine-month period, average oil prices decreased from $31.53 bbl to $27.06 bbl. Oil production declined 10 percent for the quarter and 11 percent for the nine-month period due to natural production declines and downtime.

Costs of oil operations increased from $1,639 to $26,061 for the quarter and increased from $6,680 to $72,753 for the nine-month period.

General and administrative expenses increased from $60,080 to $105,260 for the quarter and from $223,926 to $343,994 for the nine-month period ended September 30, 2001 due to costs of operating the oil wells.

The Company's net loss for the third quarter (fiscal 2001) was $27,223 compared to a loss of $81,825 for the third fiscal quarter 2000. For the nine-month period (fiscal 2001) the Company posted a net loss of $143,528 compared to a loss of $142,776 for same period.

Liquidity and Capital Resources
-------------------------------

During the nine months of fiscal 2001 cash used in operating activities was $2,616 and investing activities provided $83,957. Financing activities used $97,052 in cash.

A major use of cash was $232,528 for the retirement of debt. For the nine-month period cash used in operating activities declined from $79,653 (fiscal 2000) to $2,616 (fiscal 2001).

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

     (b) The registrant did not file any reports on Form 8-K during period ended September 30, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ENERGY PRODUCERS, INC.


                                                                /s/   Mel Herzog
                                                               -----------------
                                                               By:  Mel Herzog
                                                         Title: Chairman and CEO

Date:    August 14, 2001