Form 10KSB
period 2001-12-31
ENERGY PRODUCERS INC
filed 2002-04-15
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                             Commission File Number

                             Energy Producers, Inc.
                             ----------------------
           (Name of small business issuer as specified in its charter)

              Nevada                                       88-0345961
   (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                             7944 E. Beck Lane, S-200
                             Scottsdale, AZ 85260-1774
                     (Address of principal executive offices)

                                 (480) 778-0488
                 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $.001 Per Share), Preferred stock, (Par Value $.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The issuer's revenues for its most recent fiscal year were $384,729.

The aggregate market value on September 30th, 2001, of common shares held by non-affiliates was approximately $122,640 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 31st, 2001, the issuer had 11,741,812 shares of its $0.001 par value common stock issued and outstanding.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this 10KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Energy Producers, Inc. ("the Company") was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $.001. The Company's principal place of business is 7944 E. Beck Lane, Suite 200, Scottsdale, AZ 85260-1774.

On August 25, 1999 the Company was acquired by Energy Producers Group, Inc., and its wholly owned subsidiary, Producers Supply, Inc. The transaction was accomplished through the issuance of 9,820,835 shares of the Company's restricted common stock. Although Energy Producers Group, Inc. is the legal acquirer; it was dissolved subsequent to the transaction, so Energy Producers, Inc. (the Company) is treated as having acquired Energy Producers Group, Inc. Accordingly, the transactions have been accounted for as a reverse acquisition and Energy Producers, Inc. is now referred to as the Company. The historical financial statements are those of Energy Producers, Inc., which have been restated for the equivalent number of shares received in the transaction. The results of operation of Energy Producers Group, Inc. (legal acquirer) are included in the financial statements of the combined Energy Producers Group, Inc. and Energy Producers, Inc. financial statements from August 25, 1999 (acquisition date). The Company began filing consolidated statements with its wholly owned subsidiary, Producers Supply, Inc. on the acquisition date August 25, 1999.

The purpose of the acquisition and reverse merger was to become an oil and gas company, and later diversify. Entering the oil and gas service and supply business would provide general administrative and oil and gas industry management experience having business and project relationships in southern Arkansas and the surrounding area. Producers Supply, Inc. provided a suitable platform to operate in Stephens, Arkansas. We will develop oil and gas projects in and near Arkansas. Energy Producers Group, Inc. and the Company together will expand their future business plans to include; formation of subsidiary operations for drilling and development of southern Arkansas and surrounding area reserves; acquiring and developing potential resource related technologies; alternative energy research and development; and development of other business segments including real estate, and waste management.

The Company after its name change to Energy Producers, Inc. has focused its business on oil and gas exploration, development, and production, and acquiring existing production facilities with proven reserves. Sterling Market Positions was involved with management, consulting and advisory services.

Producers Supply, Inc., a wholly owned subsidiary of the Company, is an oil and gas field equipment, service and supply business serving southern Arkansas. Its operations are located at 124 South First Street, Stephens Arkansas, and has been in business for 26 years. Producers Supply, Inc. owns and maintains a 5,000 square foot building, and adjacent facilities which house the Company's inventory of oil and gas field equipment including parts and supplies, and serves as the Company's regional office.

The Company's entry into the oil and gas business came from its initial acquisition of majority working interests in properties consisting of oil and gas leases, wells, and equipment containing proven developed reserves producing oil in Young County, Olney, Texas. Additionally, the Company owns minority interests in two unproven oil and gas leases located in Runnells County Texas. The Company is not yet set up for or engaged in natural gas production.

On October 26, 2000 Article 3 of the Articles of Incorporation were amended to increase the number of authorized common shares to 200,000,000 par value $.001 and to authorize 50,000,000 preferred shares with a par value of $.001. The Company increased its authorized common shares to facilitate and have ample reserve of shares in its treasury on hand and available for future transactions. The Company initially has created three series of preferred shares to allow flexibility in structuring transactions.

On October 30, 2000 the Company entered into a purchase agreement with Life Energy Technology Holdings, Ltd. of Ireland ("Life Energy"). The purpose was to bring consistent and dependable capitalization to the Company on a quarterly basis beginning December 31, 2000, and facilitate acquisition of oil and gas leases, equipment, and producing reserves with revenues. The agreement would provide the working capital allowing for potential expansion and growth of our business and the acquisition or development of potential business segments. The Company envisioned a long-term relationship and positioning for international business. Life Energy agreed to acquire 49% of the Company. The transaction has not been consummated at the date of this filing, Life Energy is in breach, and has been inactive as to any subsequent arrangements proposed by them.

The Company pursued a purchase agreement with Calmon Enterprises, Inc., of Texas that was not consummated.

The Company is required to file a registration statement for certain securities under the terms of various agreements or the Company will lose various rights. See "Business Risks" for additional discussion.

RECENT DEVELOPMENTS:

Since December 31, 2000 the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties in Young County, Texas.

During the fiscal year ending December 31, 2001 the Company incurred normal expenses in repairing pumps, casing leaks, and other remedial work on various wells in our producing oil leases in Young County, Texas. Expenditures of $11,750 was spent plugging off the producing deep Mississippian zone and re-completing the Caddo formation up pipe in our Wiechman #1 deep well.

The Company also obtained a $15,000 loan for its Producers Supply, Inc. segment in 2001, which was spent to repair and upgrade its roof, and provide working capital.

The Company has retained ARBOC, LC of Florida as a financial consultant to assist with structuring and financing presentations.

The presentations include potentials for acquisition of The Harlow Corporation, which includes leasehold development of 3,500 to 7,500 acres for natural gas in Texas and Oklahoma; an exploration and development program in Australia being conducted by Harlow Australia Pty.; technology related to oil and gas; development of Arkansas based Nacatoch sand for oil production-initial test and mid term development; and other prospects and projects including real estate; bio solids processing and technology related thereto (see additional discussion in section on "Business").

We are also working on approval for a potential real estate related bridge type financing with Berkshire Capital Group, LLC of New York .

In addition the Company is seeking financing for our Young County properties, including recompletions, the drilling of 2 new wells. We also seek funds to refinance or renegotiate a portion or all of the Company's secured loan held by Baseline Capital, Inc. which includes a secured interest on our Young County oil properties held by First American Bank of Midland Texas. Management believes a successful work program and negotiated restructuring of the note on the Company's Young County property interests could potentially improve cash flow.

The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

THE BUSINESS

The Company's initial revenue stream came from the acquisition of Producers Supply, Inc., a wholly owned subsidiary of the Company which was effective August 25, 1999.

The Company has focused its efforts over the past two years in acquiring proved producing oil and gas properties (including leases, wells, and equipment having current production and potential for additional development) from other companies. We have also been prospecting, gathering data and facts, for potential acquisition of staffed or unstaffed oil and gas company interests on a 100% or majority basis. Presently, the Company owns and operates, by contract, 10 wells of which 9 wells are currently producing oil in Young County, Texas.

The Company has further been prospecting for the potential acquisition of new oil and gas leases, gathering data and reports, for the purpose of exploring for oil and gas. Leases have also been acquired over the past two years for the purpose of potential future development or resale to other oil and gas companies.

Current Operations of Producers Supply
--------------------------------------

Producers Supply, Inc. ("Producers Supply") has been in the oil and gas field inventory and supply business serving southern Arkansas and the surrounding area since 1974. Producers Supply, Inc. owns and maintains a 5,000 square foot building, and adjacent facilities which house the Company's inventory of oil and gas field equipment, parts, and supplies, and serve as the Company's regional office.

Producers Supply provides oil and gas well services to customers, and sells supplies such as rods and tubing for wells and pumping units. From inventory on hand it usually can replace specialized parts and equipment as required, or provide for the ordering of such required parts as may be needed for workovers, repairs, and general maintenance. Additionally, it can provide mobile pulling unit services. The pulling unit available on hand in inventory is portable mobile rig with mast that pulls mechanical equipment, such as rods, tubing, and pumps from a well when repairs are necessary. Sub contracted services can also be provided for tubing and casing swabbing of wells.

Additional services supplied by Producers Supply, Inc., available for a fee to its customers include but are not limited to: drilling and implementation programs; sub-contract and crewing; completions and remedial work; design and engineering reports; surveys and mapping; consulting on leases; pipe line title evaluation; maintenance and support. Producers Supply sells the Moyno Pump system. This pump is built to better withstand processing of fluids (oil) having a higher sand content.

Its President and principal manager for the store oversee the operations of Producers Supply. Minimized operations help keep costs and overages in line until the Company is prepared to begin expanding its business operations in the area.

Competition: The market for the products and services Producers Supply offers is competitive and requires substantial resources and skilled and experienced personnel. The Company believes that the principal competitive factors in this market include the ability to deliver quality products and services in a timely manner at a fair price. On the basis of these factors, the Company believes Producers Supply can compete favorably with its competitors. Several competitors are larger companies that have greater financial, technical, and marketing resources. In addition, there are relatively few barriers to entry into the markets in which it operates. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Competition in Producers Supply's area of business is directly related to oil and gas prices. Economic, political and environmental forces also play a role in the degree of competition Producers Supply faces.

Customer Base: Producers Supply is dependent on a relatively small number of independent oil producers; these oil producers are both small and medium size companies that are predominantly located within 100 miles of the supply store.

Suppliers: The Company's operations relative to Producers Supply do not depend upon any single supplier. Because it has multiple sources of supply, it has not experienced difficulties in obtaining adequate material and adequate alternatives to satisfy customers.

Future Operations of Producers Supply
--------------------------------------

In order to potentially increase one area of revenue output for operations of Producers Supply, the Company is taking steps to provide initially an inter company line of credit to be available for its operations. This line of credit is contingent upon the Company receiving adequate funding. (see further discussion in "Liquidity and Capital Resources" section). This would be used for
1) wholesale purchase and retail sale to customers of items such as rods and tubing and 2) the hiring of operations and repair personnel. The oil wells and operations in the area are subject to sand, which burdens pumps. If the Company should be delayed or fail to provide Producers Supply a line of credit it will not substantially alter its business plan, but shall not be able to take advantage of some of the recurring revenue potential available to it, due to the renewed interest in the energy sector.

Current Oil and Gas Operations
------------------------------

Our entry into the oil and gas business and the initial production of oil began on September 29, 2000 and came from the acquisition of an 87.5% working interest and corresponding net revenue interest in oil and gas properties comprised of 6 leases, equipment, 2 salt water disposal wells, oil purchase contracts, and all other associated interests in 10 operating oil wells. Prior to acquisition of these interests, the Company had obtained two third party reports to verify reserve estimates, lifting cost averages per barrel, rates of decline, and other factors. A later report from Russell K. Hall and Associates of Midland, Texas was required for verification in order to obtain the financing the Company received from Baseline Capital, Inc. We are presently not engaged in the production of natural gas, but may develop this in the future.

The Olney interests were acquired from Rogers Drilling Company (Rogers) in Olney Texas. Crown Quest Operating Company operated the properties until approximately April 4, 2001 until March 2002 Rogers operated the leases, equipment, wells and reserve interests for the Company on a month-to-month contract basis. Roger's is experienced in the area with staff available for oversight and monitoring of the Company's interests. Rogers has once again turned over operations to Crown Quest Operating Company effective March, 2002. Crown Quest will continue to utilize a pumper operator familiar with the area. Baseline Capital, Inc. in Midland Texas administrates monthly activities including the Company's lock box for oil production income, issuing monthly note, management, consulting, and lease operating expense payments, collecting and compiling.

In May and June of 2000 the Company participated in the attempted completion of one development well. The one well was a dry hole. The well was located in Runnels County, Texas and the Company owned a 29.3333335% working interest in the well. The Company consequently owns this same minority interest in an unproved 257 acres on two leases held for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. Although the leases are believed to contain reserves of oil and gas, we have not attributed proved reserves to these leases. The Company recently has been attempting to sell its interests to industry partners or to develop them. The leasehold interests unless renewed or developed successfully will expire approximately May and June of 2002.

Competition: The oil and gas industry is highly competitive. As a new Independent producer entering the oil and gas business, the Company will not initially own, and may never own, any refining or retail outlets and may have little control over the price it will receive for crude oil production. Higher costs, fees and taxes assessed at the producer level may become prevalent and will not necessarily be able to be passed on to the Company's customers. Although management has established relationships in its proposed acquisition activities, significant competition by individual producers and operators or major oil company's exist. Integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Many of these competitors have greater financial resources than the Company has now or will have in the near future.

Customers/Delivery Commitments: The Company presently sells and receives monthly payment for its production of oil in Young County, Texas by its division order with Conoco, Inc. The Company believes that there would be other customers available willing to purchase its oil production when its current contract ends. By division order, Conoco Inc. purchases all of the Company's crude oil pertaining to its interests owned based on a month-to-month contract, which can be terminated upon thirty (30) days notice by either party. The Company has no commitment that obligates us to produce any set amount of.

Future Planned Oil and Gas Operations
-------------------------------------

The Company's entry and eventual stability in the oil and gas business will be dependent largely on our ability to acquire significant financing amounts to carry out and implement these plans (see "Management Discussion and Analysis", and "Liquidity and Capital Resources" sections).

The Company is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, Ohio, Oklahoma, Arkansas, and other areas.

We are additionally engaged in establishing and planning for organizing new subsidiary operations. Though not yet operational Oil & Gas One, Inc., is being formed to be utilized for the purpose of managing and operating planned Arkansas and surrounding area acquisitions of oil and gas leases, producing reserves, exploration, development, and drilling programs.

Projects have been identified having potential for development of oil and gas reserves available for its planned initial Oil and Gas 1, Inc. subsidiary operations. One such initial project is located in the Stephens Field, Ouachita, and Columbia Counties, Arkansas. One of the opportunities of interest is a potential test drilling Program to develop 6 wells in the southern Arkansas Nacatoch Sand at depths of 1600 to 6,000 feet. Nacatoch sands are located in the core operating area of Producers Supply, which can provide the services for the test development. Presently the Company does not hold any interests in the Nacatoch Sand. Mr. Wilson, director and President of Producers Supply, Inc. has worked many years in the region and directly associated with the oil and gas business, can provide review and identification of oil and gas leases for sale available for potential acquisition by the Company based on where oil is being found. The costs indicated for such an initial 6 well test would run approximately $ 527,000 and estimates include for acquisition of leases and interests, rig, crewing, permits, title, and legal. Upon a successful first test effort, a multiple 6 to 12 well drilling program could be considered in this area for ongoing stages of additional development by the Company. Older reserve reports and studies, that would need to be updated, indicate that the Nacatoch Sand has historically produced long life reserves with revenues for 20 to 30 years.

Regulations, Arkansas: Any oil undertaking within the State of Arkansas requires obtaining the necessary permits and approvals from the Arkansas Oil and Gas Commission. Once a lease is obtained, an operator's agreement must be on file with the Commission. In addition federal regulations governed by the
Environmental Protection Agency must be strictly followed (see further discussion addressing the regulatory environment governing oil & gas drilling and production found under "Business Risks" "Regulation"). The Company is not involved with obtaining any permits in Arkansas at this time.

The Company had entered into a letter of intent with The Harlow Corporation, an oil and gas concern, which has administrative offices in Amarillo, Texas and district operations office in Sayre, Oklahoma. Operations include 55 producing gas wells, and presently 1 producing oil well all of which are located in Oklahoma, Kansas and Texas. The Harlow Corporation owns and operates 90 miles of gas gathering system in Oklahoma. It maintains warehousing and yard facilities for its well service equipment and inventory, and has a comprehensive research library including maps, surveys, engineering studies, logs, and other historical data that would be available for use by the Company. The letter of intent has been twice verbally extended, expired on or about July 30, 2001 The Company considers this project unlikely to be completed unless finances are arranged (see further business discussion this section).

To update a Company press release of March 28, 2001 regarding potential efforts in Australia: we have no final arrangement and the letter of intent has expired. William V. Harlow, Jr. remains an advisor to the Company. The Harlow Corporation entered into agreements for conducting geophysical and geological exploration activities in Queensland, Australia, with permit holders and as an approved applicant, on 5,872,494 acres. We have the opportunity to acquire available working interests up to approximately 49% at present in the initial work program at total cost estimates of USD $800,000 required. Later phases of the full-scale development project contemplated anticipate an additional $1,000,000 financial requirement needed by January of 2003. Preparation for the work program is currently planned by Mr. Harlow to commence second quarter 2002 and our initial financial requirement is needed short term prior to commencement or as acceptable to Mr. Harlow. Although the Company is actively working on financing, funding for this opportunity has not been closed or committed by the Company.

The written letter of intent with The Harlow Corporation was twice verbally extended expired on or about July 30, 2001. The Company issued 10,000 shares of its restricted common stock in behalf of signing the initial letter of intent with the Harlow Corporation and has issued an additional 10,000 shares of restricted common stock for an additional extension of the letter of intent, which extension has also expired. The principal fulfillment terms for the letter of intent included 1) $135,000 down payment 2.) A $2,365,000 production loan, interest only at 10% interest, all due with principal and interest in three years, and 3) approximately 2.5MM shares of the Company's common restricted stock with certain rights to file for registration of the shares in any public offering by the Company. Although the letter of intent has expired, the parties are continuing discussions and negotiations. This is now subject to prior sale.

To update Company press release of March 28, 2001 with respect to potential projects in the Republic of Kazakhstan we have now terminated all involvement. The Company had received for its review a 53 page summary information report containing geological and geophysical studies regarding the Kokaral Concession between the government of the Republic of Kazakhstan and Kokoral Munai LLP, a Joint Venture Limited Liability Partnership majority owned by the Kazakhstan Development Corporation and U.S. interests. The report indicated that The Kokaral Joint Venture obtained from the government of Kazakhstan on July 31 of 1997, an exclusive petroleum exploration license for a program in the 2,750 square kilometers (655,000 acres) provided by the concession, located in the Kokaral Peninsula, Turgay Basin, the North Koral Region. PetroQuest International, Inc., an option holder in the Kazakhstan Development Corporation, introduced the Company to the opportunity. The Company's potential participation, if any, was to involve provision of potential finances, via Life Energy, for acquisition of interests in the project, to provide funds for shooting additional seismic geological and geophysical studies, drilling of exploration wells and infrastructure, as part of the work program and exploration scheduled. The report indicated that subsurface structures identified could have the potential for significant oil reserves in multiple Jurassic and Cretaceous sandstone reservoirs at depths of approximately 5,000 and 8,000 feet. There was indicated an additional potential for gas reserves in both the Cretaceous and Paleocene sandstone. The Company determined, however, that any consideration and participation in the program is not in its best interests financially and otherwise due to historical turmoil in the area. The Company also felt such a project ultimately would experience difficulty, and even if successful, have relatively high potential exposure and danger or difficulties in transportation and export of reserves short to long term. The option holder has notified the Company that the Kazakhstan Government has revoked the Kokaral Concession.

On October 30, 2000 the Company entered into a Purchase Agreement with Life Energy Technology Holdings, Ltd. of Ireland in which Life Energy agreed to acquire in accordance with the agreement, 49% of the then issued and outstanding shares for $20,000,000 investment in the Company. Scheduled payments under the agreement were to be made by Life Energy on a quarterly basis beginning December 31, 2000 and continue for 3 years. Life Energy breached the Agreement and failed to provide funds. In its March 28, 2001 press release the Company indicated it was working together with Life Energy by identifying certain oil and gas, and other related prospects for acquisition by the Company. Prior to the press release, Life Energy had agreed to promptly schedule a meeting with the Company in Scottsdale, Arizona and move forward. The purpose of the meeting was to resolve all issues regarding the consummation of scheduled funding and discuss the Company's acquisition of the proposed assets sent to Life Energy for their review. It was on this basis proposed for the meeting and agenda, to not hold Life Energy in violation or breach of the agreement, and that Life Energy's performance was merely pending. The Company did not receive any indication for scheduling the meeting due upon its last press release. The Company having no substantial correspondence since will move to terminate this arrangement.

On October 30, 2000 the Company pursued a purchase agreement to acquire all of the Hull Silk field equipment, technology licenses, and certain related liabilities of Calmon Enterprises, Inc. The Agreement terminated, and was never consummated.

The Company is dependent in its early stages primarily on its obtaining significant first financing for furthering the commencement of its phase one acquisition and development program (see also section "Liquidity and Capital Resources").

Phase One Acquisition and Development: The commencement of our phase-one acquisition and development program began in part with the acquisition of the Company's interests in the producing oil wells in Young County, Texas. We have been focused on building an initial platform and infrastructure for our future growth. We were slowed down in our 2001 attempts for financing and growth activities in part due to prevailing economic conditions, and declines in oil prices. We also plan to start a test-drilling program and expand the supply operations in Arkansas. Our plans include development of potential gas wells, to establish operations in Oklahoma, and further develop our Young County interests. The projects can be activated at present, one or all, and not necessarily in any required order, depending on funding. The Company has been looking for bank financing for acquisitions of producing oil and a gas interests, working capital through potential real estate asset based loans, and discussing one or more of the opportunities with potential working interest partners. The Company will attempt to secure a future private placement or offering of its equity to finance some or all of its proposed operations. The Company may reduce or increase its requirement as circumstances dictate.

The Company's efforts to raise capital will be dependent on many factors including timing, the stock market in general, oil and gas prices, media news, OPEC announcements, and suitable and continued availability of acquisitions for the Company. We believe an equity purchase arrangement for acquiring producing oil and gas interests and development activities would provide for increased cash flow and conversion of debt. There is no assurance or guarantee that the Company will be able to attract and consummate debt or equity funding for the development of its phase one plans, or that if it obtained such debt or equity funds that its expectations would ultimately result in positive cash flow operations and increased equity to the Company.

Successful negotiations for acquisitions, confidentiality, timing and the Company's financial capabilities will play a significant role in any success of both current and future operations for the Company activities, including existing subsidiary and planned subsidiary operations.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

SALES AND MARKETABILITY

The marketability of the Company's crude oil has not posed a problem. Crude oil can be easily sold, wherever it is produced, in the states the Company operates in, subject to the transportation costs. The crude oil produced by the Company is transported by truck and in the future may be transported by pipeline. The Company does not yet produce natural gas. The Company is presently pursuing potential acquisitions for natural gas production and in some of the areas there are gas gathering systems and pipelines available.

The Company will evaluate strategies to improve upon performance in year 2002. The Company plans presently are to further build its Producers Supply clientele base by attempting to structure development projects in the southern Arkansas core area of operation. The Company will require significant capital infusion and success in marketing certain available project interests. The Company may need a line of credit sufficient for development and to provide needed staffing and marketing necessary to implement potential growth of its operation (see earlier "business discussions" and "future plans" segment).

BUSINESS RISKS

Production Risks: All of the Company's proposed oil and gas activities are subject to the risks normally incident to the exploration for, and development and production of, natural gas and crude oil. These include, but are not limited to, blowouts, cratering and fires, each of which could result in damage to life and property. In accordance with customary industry practices, the Company plans to maintain future insurance for its proposed operations against some, but not all, of the risks. Losses and liabilities arising from such events could reduce revenues and increase costs to the Company to the extent not covered by insurance.

Development  Stage  Company and New Business  Activities:  Due to the  Company's
limited operating history, it is a development stage company and will be difficult to predict accurately future revenues. This may result in one or more future quarters where the Company's financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are outside the Company's control. Material factors expected to impact the Company's operating results include, decline and stabilization of oil and gas prices at an unprofitable level, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in the oil and gas industry. The past performance of Energy Producers, Inc. cannot be used to predict the future performance of the Company.

Lack of Experience: Almost all of the Management team joined Energy Producers, Inc. in 1999. Most of the Company's Management lacks technical training and experience in the oil and gas industry and certain of our Management only devote a small percentage of their time to Company business. This lack of training and experience and less than full time effort will probably cause management to miss opportunities that more experienced managers would recognize and take advantage of. With no direct training or experience in these areas, our Management may not be fully aware of many of the specific requirements related to working in this industry. Management's decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, many of these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

Operating Losses: The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company's planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. Our net losses through September 30, 2001 are approximately $143,528.

Requirement for Additional Capital: The Company believes that additional debt or equity financing will be necessary to develop its planned activities through the next twelve to twenty four months. However, no assurance can be given that all or a significant portion of any debt or equity financing will be arranged, consummated, and sold or that any changes in the Company's operations and expansion plans would not consume available resources more rapidly than anticipated. The Company will need substantial funding to support the long-term expansion, development, and marketing of its business and subsidiary operations (see "future plans").

To the extent that the Company's capital resources, including the proceeds of any offering, are insufficient to meet current or planned requirements, the Company will continue to seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no effective or approved current arrangement with respect to such additional financing that is either secured or finalized at this time. Even though the Company has existing prospects for general or project financing, the outcome may change, be delayed, or may not be conclusive, therefore financing is not assured or guaranteed. Financing to be potentially obtained from prospects is not assured or guaranteed until actually consummated and financing actually provided. The Company at this date does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

Need for Expansion: The Company expects expansion will be required to address potential growth. This need for expansion will continue to place a significant strain on the management and financial resources of the Company. Failure to manage growth could disrupt the operations and ultimately prevent the Company from generating expected revenues. The Company's business strategy includes entering into business partnerships and may include acquiring complementary businesses, such as, existing production or products such as technology and acquisitions related to oil and gas or other resources, oil and gas field operations, and engineering. Other areas of future operations may include real estate, land and commercial development, bio solid waste treatment, technology and facilities, and fuel cell technology. The Company may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. Competition could impair the Company's ability to successfully pursue these aspects of this business strategy.

Business partnerships or acquisitions could disrupt ongoing business, distract management and employees and increase expenses. If the Company makes an acquisition, it could face difficulties assimilating that company's personnel and operations. Key personnel of the acquired company may decide not to work for the Company. Acquisition of additional services or technologies also involves risk of incompatibility and lack of integration into existing operations. If the Company finances the acquisitions by issuing equity securities, this could dilute existing stockholders positions. Additionally, funding instruments may have rights, preferences or privileges senior to those of the Company's stockholders.

No Financial Data: As a result of its limited operating history, the Company does not have historical financial data upon which to forecast revenues and results of operation. The actual effect of these factors on the price of stock will be difficult to assess. Results of operation may fall well below the expectations of securities analysts and investors, and the trading price of common stock may drop.

Estimating Inaccuracies: There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of data and of engineering and geological interpretation. Estimates of different engineers vary. Results of drilling, testing and production after the date of an estimate may justify revision of such estimate. Reserve estimates are often different from the quantities ultimately recovered including the continual possibility of failure to find oil or gas and the drilling of a dry hole, and concentrations of oil in unexpected differing amounts on certain holes or targets drilled.

Declining Reserves: Volumes of proposed oil and gas acquisitions by the Company will decline as reserves are depleted. Reserve volumes generated from future activities of the Company are highly dependent upon the level of success in acquiring or finding additional reserves.

Key Officers Services Provided By Outside Consulting Firms: Individual outside consulting firms owned by three of our key officers Mel Herzog, Chairman and CEO, Dennis R. Alexander, President and Director, and Melvena Alexander, Secretary and Comptroller manage the business of the Company. The loss of the services of any key individual could be detrimental to the development of the Company's business and could adversely affect the conduct of the Company's business. The Company may hire future employees not provided through outside consulting firms, and depend on their services, the loss of which may be detrimental to the development of the Company's business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Regulation: The Company will be subject to regulation by numerous governmental authorities. The Company and its proposed operations are subject to federal, state and local laws, regulations and ordinances relating to the production and sale of oil and gas. Some of the laws that the Company is subject to include the Clean Air Act, the Clean Water Act, and Endangered Species Act. Other laws and regulations include laws governing allowable rates of production, well spacing, air emissions, water discharges, marketing, pricing, taxes, and use restrictions and other laws relating to the petroleum industry. For example, coal bed methane wells are being highly regulated for disposing produced fresh water on the surface. The EPA is requiring that the fresh water meet more stringent standards than before, and can require the water be injected underground making drilling these wells potentially uneconomical. As another example, Governmental regulation may delay drilling in areas that have endangered species. Therefore, if the Company were to undertake a drilling program in such an area by a proposed development project in the future, no assurance could be given that such delays would not become more expensive. Regulations may have a negative financial impact on us depending on the compliance costs.

Any failure to obtain, or delays in obtaining regulatory approvals by the Company and or its operators could delay or adversely affect the Company's ability to generate revenues. These laws and regulations could impose substantial liabilities for the Company if it fails to comply. Further, there can be no assurance that the Company through its contract operators will be able to obtain necessary regulatory approvals if these are necessary for any if its future activities including those which may become proposed for the further development of oil and gas. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations, which could adversely affect the business of the Company.

Environmental regulations and taxes imposed by state governments in a jurisdiction wherein oil and gas properties are located impose a burden on the cost of production. Of the gross production revenues, severance and ad valorem taxes in Texas for oil and gas amount to approximately 4.5-7%, in Arkansas they amount to approximately 4-6%.

Environmental requirements do have a substantial impact upon the energy industry. Generally, these requirements do not appear to affect the proposed Company operations any differently, or to any greater or lesser extent, than other companies in the domestic industry as a whole. The Company will establish policies and procedures for compliance with environmental laws and regulations affecting its proposed operations. The Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company's operations or financial condition. There can be no assurances, however, that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

At this time no regulatory or additional regulatory approvals are necessary and, to the best knowledge of the officers, we have complied with all laws, rules and regulations.

Officers And Directors Beneficially Own 64.38% Majority Of Shares: The executive officers and directors of the Company currently beneficially own approximately 64.38% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

Penny Stock As A Risk; Definition And Rule Reference: The Securities and Exchange Commission has adopted Rule 3a51-1 of General Rules and Regulations, Promulgated under the Securities and Exchange Act of 1934, which established the definition of a "penny stock", for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that broker or dealer approve a person's account for transactions in penny stocks; and, (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting for the identity and quantity of the penny stock to be purchased.

OBLIGATIONS AND CONTINGENCIES

The Company is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

OTHER

The Company presently does not retain any employees. Individual consulting firms owned by three key officers manage the day-to-day operations of our Company full time. The Company is not in the position to afford to make salary payments. Three other directors, two of which are officers of the Company, assist us and are available as required for no charge. The third is an executive officer supervising our subsidiary operations in Arkansas on a contract basis. We also have three advisors; one assists the executive officers on a contract basis; the other two advisors assist us with project evaluations. The Company intends to hire several full time employees if we receive funds which include; chief communications officer; investor relations; vice president; operations officer; financial officer; oil and gas operator pumper supervisor.

Future performance will be substantially dependent on the continued services of management at no cost and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

All of the company's revenues during the last fiscal year were derived from domestic sources.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns an interest in 10, 9 of which are currently producing, oil and gas wells located in Young County, Texas.

The Company attempts to maintain all of its operating wells in good working condition. Our contract operator, familiar with the oil and gas business in the area contracts pumpers to oversee wells and interests owned by the Company.

The Young County Texas wells, properties and interests are secured by the Company's loan and note agreement held by Baseline Capital, Inc., and additional notes and security interests. All liens and encumbrances are discussed later in this section.

The Company owns a majority working and net revenue interest in oil and gas properties, which includes six leases, equipment, oil wells and salt water disposal wells (swd) set up for production of these interests in proved developed producing oil reserves, with revenues. The following table details the interests of the Company.

Lease Name                 Well Names                County   Lease Code        Working          Net Revenue
                           Under Leases                                         Interest(%)      Interest(%)
Griffon                                              Young    TX3297000          87.5            68.359370
                           Griffon #1                Young                       87.5            68.359370
                           Griffon #2 (SWD)          Young                       87.5            68.359370
K-W Unit                                             Young    TX7240200          87.5            69.692910
                           K-W Unit                  Young                       87.5            69.692910
McClatchy "B"                                        Young    TX7065200          87.5            71.750000
                           McClatchy B               Young                       87.5            71.750000
Wiechman Deep                                        Young    TX6951800          87.5            70.000000
                           Wiechman#1                Young                       87.5            70.000000
Wechman Shallow                                      Young    TX7078500          87.5            70.000020
                           Wiechman#2                Young                       87.5            70.000020
                           Wiechman#4                Young                       87.5            70.000020
                           Wiechman#5                Young                       87.5            70.000020
                           Wiechman#8                Young                       87.5            70.000020
                           Wiechman#10               Young                       87.5            70.000020
Weichman "B"                                         Young    TX9257100          87.5            70.000000
                           Wiechman B                Young                       87.5            70.000000
                           Wiechman (SWD)            Young                       87.5            70.000000


A working interest means the percentage of the operating, drilling, completing and reworking costs that the Company is required to pay. The net revenue interest is the percentage of the revenues that the Company receives from the sale of oil that is produced from the wells.

The Black Family Partnership, Ltd. owns the remaining one eighth (1/8) working interests in the various properties, including the leases, equipment, operated wells, and associated contracts, listed above.

The Company has recently re-completed the Wiechman #1 deep well and is reported by our operator to be producing oil in the Caddo Formation and gas, which is being vented off. As facilities are not presently available in the area where this well is located, gas production is uneconomical at the present time.

The table above represented is the Company's current interest in the leased wells and equipment that principally produce our revenues from the production of oil, and is not all inclusive of our interests in the properties. The interests are subject to certain rights and limitations of Baseline Capital, Inc. that presently receives at payout (55%) retained back in working interest that can be exchanged all or part by Baseline Capital, Inc. and certain Baseline investors for certain options granted to Baseline Capital, Inc. which vest upon payout with expiration three years after the vesting (see "Stock Options").

The referenced wells listed above are all located in Young County, Texas.

The Company attempts to maintain all of its operating wells in good working condition. Rogers Drilling Company of Olney Texas is familiar with the oil and gas business in the area. Rogers (through March of 2002) operates the Company's interests in the properties with overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the 2001 Operating Agreement with the Company include:

Rogers Drilling Company (Rogers) is an independent contractor and operates the subject properties on a contract basis for a monthly overhead fee of $700.00. All other charges whether by Rogers, an affiliate of Rogers or third parties will be the responsibility of the working interest owners of the properties. Either party may elect to cancel the agreement upon 30 day written notice to the other party. Rogers has notified the Company in January 2002 that they are now focusing on new exploration and development. Operations will be turned over to Crown Quest Operating Company effective March of 2002. Crown Quest will continue to utilize a pumper operator used by Rogers with operating agreement on similar terms.

Rogers or current operator furnishes the monthly Lease Operation Expense and various activity reports to Baseline Capital, Inc. (Baseline) acting in capacities as Manager and consultant through its principal Karl Reiter. Both operator and Baseline coordinates with Company Management for oversight and decision making on important items related to the oil production activities. Baseline administrates the Company's lock box account at First American Bank in Midland Texas and receives the monthly run checks from Conoco, Inc. The run checks to the Company represent monthly payments due for the production of oil Conoco has received. Baseline administrates monthly activities including the Company's lock box for oil production income, issuing the monthly note payment due to Baseline Capital, Inc., after payment of management, consulting, and lease-operating expenses (LOE's), collecting and compiling Joint Interest Billing (JIB) Statements and certain reports and financial statements related to production income and expenses for monthly delivery to Company's accounting for compilation.

The wells listed above are secured and encumbered by notes to Baseline Capital, Inc. and First American Bank that is internal to Baseline Capital, Inc. Additional liens and encumbrances include Royal Crest, L.L.C., and Bennett Family Trust. Mr. David J. Kronenberg a Director, and assistant secretary of the Company, is related to Royal Crest LLC, as a beneficial owner, and shareholder indirectly through DJ and SM Kronenberg Limited Liability Limited Partnership
(LLLP).

The Company paid cash for the interests in the properties, leases, equipment, wells, etc., borrowing $1,050,000 from Baseline Capital, Inc. Monthly payments payable to Baseline are the greater of eighty percent (80%) of the net production proceeds (from the acquired wells) or $25,000 beginning December 1, 2000 and continuing until paid in full. The present note matures March 31, 2004 or sooner depending on the amount of each monthly payment made in excess of $25,000. The Baseline Capital, Inc. note agreement contains provisions for an "Option Agreement" and in conjunction with the Baseline agreements the Company provided additionally for other various Baseline covered "Option Agreements". (see discussion and tables listed throughout this document, and under "Description of Securities" titled "Stock Options" and "Stock Option Grants".)

General Terms for the Royal Crest, LLC note: effective for the period commencing March 31, 2001; Original principle amount, $342,500, secured by a deed of trust on the Young County Properties, with interest rate of 20%, payable interest only beginning April 30, 2001 and continuing, all due and payable January 31, 2003. (See also section on "Liquidity and Capital Resources", "Certain Relationships and Related Transactions" and note 17 to the financial statements).

General terms for the Bennett Family Trust note: effective for the period commencing June 12, 2001; Principle amount, $50,000, secured by a ucc lien on the Young County Properties, with interest rate of 12% per annum, interest only for the first three months, with $5,000 per month thereafter. All principal and interest is due on or before June 12, 2002.

The Company owns a minority interest in an unproved 257 acres of leases for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. The leases are believed to contain reserves of oil and gas. We have not attributed proved reserves to these leases. The Company, at its election, will attempt to sell its interest to partners or develop them.

Continued Description of Properties
-----------------------------------

The Company's wholly owned subsidiary Producers Supply, Inc. owns and maintains a 5,000 square foot building, and adjacent facilities which house the oil field inventory, sales support and regional offices for the Company. Producers Supply, Inc. is located at 124 South First Street, Stephens, Arkansas 71764, and its telephone number is (870) 786-5424.

During July 1999, Mr. Larry Lough, ASA, ISA, President of Appraisal Systems, Inc., was retained to perform an appraisal on the equipment and inventory located on the premises of Producers Supply. The primary purpose of the appraisal was to determine a market value of the property belonging to Producers Supply. The market value concept may be described as the likely price within a price range that a seller of such property might receive or the likely price within a price range that a buyer might pay. Estimating the cost to replace the property and then accounting for any observed deterioration, functional or economic obsolescence, might further determine this value or price. Mr. Lough's detailed appraisal report dated July 16, 1999 indicated a market value of the inventory held by Producers Supply of $941,000.

During July, 1999, Mr. George P. Betts, MBA, GRI, Certified General Appraiser, CG-0561, Betts Enterprises, was retained to perform an appraisal of the land and building of the subject property commonly known as Producers Supply, Inc., a commercial business in Stephen, Ouachita County, Arkansas. The present utility of the property reported is a petrochemical industry parts and supply operation located at 124 South First Street in Stephens. Producers Supply, Inc. is a wholly owned subsidiary of Energy Producers, Inc. (the "Company")

The aggregate property considered within the appraisal is approximately .36 acres. The retail space, warehouse, offices and baths within the appraisal is approximately 5,000 square feet.

The property, which is the subject of the appraisal, is commercial in nature. The contiguous property is comprised of commercial utilities and public use areas. Other surrounding property would support the subject property in utility completely in its present form. No adverse utilities are in place presently that would have a negative effect on the subject property.

The purpose of the appraisal is to estimate the market value of the property as of July 12, 1999. In estimating the value it has been necessary to make a careful physical inspection, examination, study and analysis of the property.

Cost Approach                                                 $34,000
Income Approach                                               $25,500
Market Data Approach                                          $21,500


EXPLORATION AND PRODUCTION

The Company has participated in the attempted completion of one development well in May/June of 2000. The one well was a dry hole. The well was located in Runnels County, Texas and the Company owned a 29.3333335% working interest in the well.

The Company did not participate in the drilling of a well or wells since May/June of 2000 through 2001 and to the present date of this filing.

The Company may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

PROVED RESERVES

The following table sets forth the estimated total proved developed producing, and total proved developed nonproducing oil reserves, net to the Company's interest. The reserve information is based on excerpts of the independent report prepared by Russell K. Hall Texas P.E. no. 69926 at the request of the Company. The reserve information presented evaluates the Company's interests in properties located in Young County, Texas operated currently as of March 1, 2002 by Crown Quest Operating. The following table summarizes Proved Reserves using an effective date of March 1, 2002 with an oil price of $19.25 per barrel (WTI posted) for same date. The table does not include Proved Undeveloped Reserves. As per SEC guidelines, prices and costs remain unescalated throughout the life of the properties. For each lease, oil prices were compared to Scurlock Permian's West Texas Intermediate posted price. Differences between historical prices and this reference price were used to adjust for transportation, bonus, and gravity adjustments.

                (1) Present Value of Estimated Future Net Revenues


                                    Proved           Proved
                                    Developed        Developed         Total
                                    Producing        Non-Producing     Proved
                                    ---------        -------------     ------
Reserves (Net)
         Oil (bbl)                     76,104           51,743           100,085
         Gas (Mcf)                          0                0                 0
Revenue ($)                         1,060,262        1,126,146         2,186,408
Expenses ($)                          354,043          151,332           505,375
Investments ($)                             0           40,000            40,000
Future Net Income ($)
         Undiscounted                 706,219          934,814         1,641,033
         Discounted @ 10%             523,726          590,749
1,114,475


(1) The oil reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty to any estimates. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated properties.

There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during the 1999 and 2000. In 2001 prices again have been extremely volatile. There can be no assurance that oil prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

WELLS AND ACREAGE

In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Young County and Runnells County Texas respectively as of December 31, 2001.


                Developed      Acreage          Undeveloped       Acreage
                Gross          Net              Gross             Net
                -----          ---              -----             ---
Young County    192.5          154              70                56
Runnells Cty    -0-            -0-              257               75
                ---            ---              ---               --
Total           192.5          154              327              131


PRODUCTION AND SALE OF OIL AND GAS

     The  following  table  summarizes  certain  information   relating  to  the
Company's net oil produced from the Company's properties, after royalties, during the periods indicated.


                                                      Year Ended December 31,
                                                      ----------------------
                                                      2000       2001
                                                      -------    -------
Average net daily production of oil (Bbl)             49.47      37.72
Average net daily production of gas (MCF)               -0-       -0-
Average sales price of oil ($ per Bbl)                31.66      25.16
Average sales price of gas ($ per MCF)                  -0-       -0-
Average lifting cost ($ per bbl) oil equivalent        2.59       4.69


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party in any litigation at the present time.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company is listed on the over-the-counter, NASD NQB Pink Sheets. It was initially listed January 20, 2000. The range of high and low bid information for the shares of the Company's stock for the last two complete fiscal years, as reported by the OTC National Quotation Bureau, Pink Sheets, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.


Year Ended December 31, 2001                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.36            $0.25
Second Quarter                                       0.25             0.225
Third Quarter                                        0.23             0.025
Fourth Quarter                                       0.05             0.02


Year Ended December 31, 2000                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.125           $0.125
Second Quarter                                       0.125            0.125
Third Quarter                                        0.125            0.125
Fourth Quarter                                       0.70             0.125


As of December 31, 2001, the Company had issued and outstanding 11,741,812 common shares held by approximately 134 holders of record.

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

At the present time the Company plans to file for registration of common stock reserved for issuance under an initial stock option and payout option agreement with Baseline Capital, Inc. and related parties dated September 29, 2000 (see "Stock Options"). The Company may become required to file for an SB2 registration  statement  in  accordance  with its  agreement  with  Life  Energy
Technology Holdings, Ltd. and other (see "Material Contracts" "Life Energy Technology Holdings, Ltd.").

RECENT SALES OF UNREGISTERED SECURITIES

On August 25, 1999 the Company through a business combination, reorganization and reverse acquisition acquired all the outstanding shares of Energy Producers Group, Inc., and its wholly owned subsidiary, Producers Supply, Inc. The transaction was accomplished through the issuance of 9,820,835 shares of the Company's restricted common stock. Five shares of the Company's stock was issued in exchange for each one share of Energy Producers Group, Inc.'s common stock. The Company in this process acquired all of the shares representing 100% of Energy Producers Group, Inc., which included 100% ownership held in Producers Supply, Inc. Although Energy Producers Group, Inc. was the legal acquirer; it was dissolved subsequent to the transaction, so Energy Producers, Inc. (the Company) is treated as having acquired Energy Producers Group, Inc. Accordingly, the transactions have been accounted for as a reverse acquisition and Energy Producers, Inc. and its wholly owned subsidiary Producers Supply, Inc. is now referred to as the Company. The historical financial statements are those of Energy Producers, Inc., which have been restated for the equivalent number of shares received in the transaction.

The results of operation of Energy Producers Group, Inc. (legal acquirer) are included in the financial statements of the combined Energy Producers Group, Inc. and Energy Producers, Inc. financial statements from August 25, 1999 (acquisition date). The Company began filing consolidated statements with its wholly owned subsidiary, Producers Supply, Inc. on the acquisition date August 25, 1999. The Shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

The Company issued 10,000 shares of restricted common stock in September 2000 to William V. Harlow Jr. in exchange for a letter of intent to purchase his business (Harlow Corporation). Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

(1)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

Name                       Date         Share Amt.      Purpose/in consideration of
----                       ----         ----------      ---------------------------
Troy Rogers (1)            9/27/00      10,000          for a first right to purchase
                                                        Young County, Texas oil properties-leases
Michael Trapp (2)          9/27/00      15,000          making a 15,000 loan*
Thomas J. Richards (3)     9/27/00      30,000          making a 30,000 loan*
Scott Gardner (4)          9/27/00      30,000          making a 30,000 loan*
Scott Gardner (4)          1/18/01      20,000          making a 20,000 loan*


(*)$75,000 of the loan proceeds was used to pay the closing costs on the purchase of the Rogers Property interests. The additional $20,000 was used for working capital.

     (1) Troy Rogers of Rogers Drilling Company of Olney, Young County Texas, owned certain properties and a majority of its interests were purchased by the Company September 29, 2000 (see "Description of Properties"). The Company must include and file for a registration of these shares if it has an offering.

     (2) Michael Trapp a shareholder of the Company is the son of Larry W. Trapp, a shareholder, Director, and Treasurer of the Company.

     (3) Thomas J. Richards is on our advisory board, and is a shareholder and beneficial owner of the Company.

     (4) Scott Gardner is not an affiliate, director, or officer of the Company.

(2)The Company issued or subscribed for issuance of 745,000 shares of its common restricted stock in March 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

Name                       Date         Share Amt.      Purpose/in consideration of
----                       ----         ----------      ---------------------------
Scott Gardner (5)          10/01/01            150,000  full payment of $20,000 loan
Michael A. Herzog (6)      10/01/01             25,000  full payment of $5,000 loan
William V. Harlow Jr. (7)  10/01/01             10,000  extensions on Letters of Intent
(Harlow Corporation)
Bud Hirk (8)               10/01/01             10,000  extension on $10,000 loan
Bennett Family Trust (9)   10/01/01            100,000  making a $50,000 loan
Blume Law Firm(10)         10/01/01             25,000  extensions granted on bill payment
Blume Law Firm(10)         12/28/01             25,000  $500 bill reduction/extension
Garrett S. Lipski(11)      12/23/01             50,000  $10,000 restricted stock subscription
Royal Crest LLC (12)       12/31/01            300,000  exchange for $30,000 interest


(**) $125,000 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.

     (5) Scott Gardner is not an affiliate, director, or officer of the Company.

     (6)  Michael  A.  Herzog  is the  son of Mel  Herzog,  Chairman/CEO  of the
     Company.

     (7) Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation.

     (8) Bud Hirk is not an affiliate, director, or officer of the Company.

     (9) Bennett Family Trust is not an affiliate, director, or officer of the Company.

     (10)Blume Law Firm is the Company's corporate securities counsel.

     (11)Garrett S. Lipski is not an affiliate, director, or officer of the Company.

     (12)Mr. Kronenberg administers Royal Crest LLC, which is owned by his mother. Mr. Kronenberg is a director/assistant secretary of the Company, related to Royal Crest LLC, a beneficial owner and shareholder of the Company, and a control person indirectly through, DJ and SM Kronenberg Limited Liability Limited Partnership (LLLP).

Baseline Capital, Inc. and Mr. Karl Reiter hold option grants for future exercises (see "Stock Options") and the Young County, Texas oil properties owned by the Company, which are managed by Baseline Capital, Inc. and provide for a consulting agreement with Karl J. Reiter of Baseline Capital, Inc. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

The Company additionally granted stock options for the purchase of shares of the Company's common stock to the below listed individuals and entities involved in the Baseline Capital, Inc. loan transaction with the Company that provided financing for its acquisition of the Young County, Texas interests in properties, equipment, wells, leases. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                     Option Grants in the Fiscal Year 2000
                                            Number of                  % of Total
                                            Securities Underlying      Options Granted    Exercise or Base   Expiration
Name                                        Options Granted (#)        in Fiscal Year     Price ($/sh)       Date
----                                        -------------------        --------------     ------------       ----
Baseline Capital, Inc.                      2,000,000 (1)              Totals, 30.303%    $0.85              See Note (1)
500 W. Wall, Suite 302
Midland, Texas 79101

Baseline Capital, Inc.                         50,000 (2)                                 $0.95              3/29/04
500 W. Wall, Suite 302                         50,000 (3)                                 $1.05              9/29/04
Midland, Texas 79101                           50,000 (4)              Totals, 02.273%    $1.15              3/29/05

Texas Vanguard Oil Company                     13,433 (2)                                 $0.95              3/29/04
9811 Anderson Mill Road, #202                  13,433 (3)                                 $1.05              9/29/04
Austin, Texas 78750                            13,433 (4)              Totals, 00.611%    $1.15              3/29/05

Karl J. Reiter                                 15,672 (2)                                 $0.95              3/29/04
500 W. Wall, Suite 302                         15,672 (3)                                 $1.05              9/29/04
Midland, Texas 79101                           15,672 (4)              Totals, 00.712%    $1.15              3/29/05

Black Family Partnership, Ltd.                 26,866 (2)                                 $0.95              3/29/04
P.O. Box 50820                                 26,866 (3)                                 $1.05              9/29/04
Midland, Texas 79710                           26,866 (4)              Totals, 01.221%    $1.15              3/29/05

TMP Companies, Inc.                            13,433 (2)                                 $0.95              3/29/04
P.O. Box 3872                                  13,433 (3)                                 $1.05              9/29/04
Midland, Texas 79702                           13,433 (4)              Totals, 00.611%    $1.15              3/29/05

Sam Hilburn Trustee
of The Living Hilburn Trust                    26,866 (2)                                 $0.95              3/29/04
401 W. Texas, Suite 407                        26,866 (3)                                 $1.05              9/29/04
Midland, Texas 79701                           26,866 (4)              Totals, 01.221%    $1.15              3/29/05

Tejon Exploration Company                      53,731 (2)                                 $0.95              3/29/04
400 Pine, Suite 900                            53,731 (3)                                 $1.05              9/29/04
Abilene, Texas 79601                           53,731 (4)              Totals, 02.442%    $1.15              3/29/05


(1) The following are excerpts from certain provisions contained in the option agreement with Baseline Capital, Inc. listed above, and include but are not limited to the following:

The option shall vest upon "Payout", as that term is defined in that certain Note Agreement between the Company and Optionee dated as of September 29, 2000, and shall have an exercise price of $0.85 per share (the "Purchase Price"). The Option is exercisable, in whole or part from time to time during the period commencing on the date of vesting as provided above and terminating three (3) years from the date of vesting.

The Company is required to file for the registration of the Option Shares on or before twenty four (24) months of the date of the Agreement.

If a filing for a registration of the shares, if any, there after becomes effective, the Option Shares shall be available for sale by Optionee (and any transferee) at no more than 20% of the total Trading Volume. The "Trading Volume" shall be the average daily volume for the twenty days beginning twenty-two days before and ending two days before the sale.

(2)(3)(4) The following are excerpts from certain provisions contained in the remaining option agreements set forth in the tables listed above, and include but are not limited to the following:

The date of all agreements set forth in the table above is September 29, 2000; The expiration of each of the agreements is three (3) years from the date of vesting. The vesting date for the option grants is:

(2) Shares at $0.95 for and after the expiration of on hundred eighty (180) days following the date of the agreement.

(3) Shares at $1.05 for and after the expiration for three hundred sixty (360) days following the date of the agreement.

(4) Shares at $1.15 for and after the expiration for five hundred twenty (520) days following the date of the agreement.

The agreements call for the filing of a registration of the option shares within six months of the date of the agreements or all of the option shares shall be immediately issued to optionees without payment by or at cost to optionees, and shall be restricted stock of the Company under rule 144 of the Securities act of 1933, as amended, and the Company shall then be required to file for the registration of the option shares within twelve months of the date of the agreements. Should the registration not be filed within such twelve-month period, the properties listed in Exhibit A attached to the Option Agreement, shall be assigned by the Company to Optionee within ten days of the expiration of such twelve month period by a form of assignment acceptable to Optionee.

The provision in the immediately preceding paragraph, whereas; the option agreements call for the immediate issuance of the option shares without payment by or at cost to the optionees if the filing of a registration of the option shares has not occurred within six months of the date of the agreements; this provision requirement has been waived by all of the individuals and entities listed in the option table under the Section titled "Executive Compensation" table and footnotes "Option Grants in the Last Fiscal Year To Officers, Consultants, Directors, and Advisors", and further to the best knowledge of the Company this provision has been waived by all of the individuals covered by option agreements including Baseline Capital, Inc. and individuals and or entities covered under the Baseline Capital, Inc. agreement with the Company. This initial requirement has been fulfilled by the Company's filing of its initial Form 10SB registration statement on April 2, 2001.

The Option shares are subject to a lock up agreement to be entered into by the Optionee upon effectiveness of a registration statement, if any, that will limit the sale of the shares during a six month period after effectiveness, whereby one sixth of the Option Shares shall become available for sale each month from and after the effective date of the registration statement.

The Company additionally has granted stock options for the purchase of shares of the Company's common stock to a certain individual for his consulting and advisory work on the Life Energy Technology Holdings, Ltd transaction and other assistance. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                Option Grants in the Fiscal Year 2000, continued
                                    Number of                  % of Total
                                    Securities Underlying      Options Granted           Exercise or Base   Expiration
Name                                Options Granted (#)        in Fiscal Year            Price ($/sh)       Date
----                                -------------------        --------------            ------------       ----
Bradley T. Ray
7105 Catalina Isle Drive
Lake Worth, Florida 33467               500,000                   7.576%                       $0.95              11/30/07


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

The date of all agreements set forth in the table above is September 30, 2000; the vesting date for the option grants is sixty (60) days following the date of the Agreement. The expiration of each of the agreement is seven (7) years from the date of vesting.

The agreement calls for the filing of a registration of the option shares within six months of the date of the agreements or all of the option shares shall be immediately issued to optionee without payment by or at cost to optionee, and shall be restricted stock of the Company under rule 144 of the Securities act of 1933, as amended and the Company shall then be required to file for the registration of the option shares within twelve months of the date of the agreements.

The provision in the immediately preceding paragraph, whereas; the option agreements call for the immediate issuance of the option shares without payment by or at cost to the optionees if the filing of a registration of the option shares has not occurred within six months of the date of the agreements; this provision requirement has been waived by all of the individuals and entities listed in the option table under the Section titled "Executive Compensation" table and footnotes "Option Grants in the Last Fiscal Year To Officers, Consultants, Directors, and Advisors", and further to the best knowledge of the Company this provision has been waived by all of the individuals covered by option agreements listed in the table above and elsewhere in this document including Baseline Capital, Inc. and individuals and or entities covered under the Baseline Capital, Inc. agreement with the Company. This initial requirement has been fulfilled by the Company's filing of its initial Form 10SB registration statement on April 2, 2001.

For all option grants listed in this document the following provision is provided: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the "Securities Act") for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so ("Notice of Intent") and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter's opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

The Company entered into an agreement with Life Energy Technology Holdings, Ltd. of Ireland under which Life Energy agrees to purchase 49% of Energy Producers, Inc.'s stock for twenty million U.S. Dollars. One Million shares of Preferred Series B convertible stock with a stated value of $20 per share are being held in escrow pending receipt of the monies, and other related technical clarifications and understandings. The contract with Life Energy, upon release issuance of the shares, if any, is significant, and would result in a related party transaction and change of control.

The shares were issued pursuant to an exception from registration as provided in
Section 4(2) of the Securities Act of 1933.

The Company granted a stock option for the purchase of shares of the Company's common stock to a certain non-affiliated individual for providing capital to the Company and subscribing to the Company's common restricted stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                      Option Grants in the Fiscal Year 2001
                    Number of % of Total
                    Securities Underlying      Options Granted    Exercise or Base   Expiration
Name                Options Granted (#)        in Fiscal Year     Price ($/sh)       Date
----                -------------------        --------------     ------------       ----
Garrett S. Lipski   100,000                    100%               $1.00              3/23/05
421 E. Oraibi Drive
Phoenix, Arizona 85024


The shares were issued pursuant to an exception from registration as provided in
Section 4(2) of the Securities Act of 1933.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Many of the risks and uncertainties that could cause actual results to differ materially from those anticipated are beyond the ability of the Company to control or predict. Those risks and uncertainties include but are not limited to: The risk of significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing.

To date, the Company derives income from both its wholly owned subsidiary oil field inventory and supply operations, Producers Supply, Inc. and income from commercial operations of our interests owned in oil production and development located in Olney, Young County, Texas.

The Company is currently focused on making presentations to asset-based lenders and other financial institutions for the purpose of acquiring additional existing oil and gas properties with revenues. If not successful the Company may lose the opportunity to make or conclude these or other potential acquisitions, which would delay or require substantially altering its current plan for growth.

One of the ways plans for growth could be altered if current acquisitions now available become unavailable:

The Company would need to identify, locate, or address replacing current potential acquisitions with new prospect acquisitions or initiate other existing available projects that may have been planned for later stages of growth and the Company may therefore not be ready to activate. This can place a strain on the Company. New acquisitions take time to review, analyze, inspect and negotiate. The time taken in the review activities is an unknown factor, including the business structuring of the project and due diligence for an acquisition.

GENERAL

Energy Producers, Inc. derives its revenues from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area. Additional revenues effective for the period ended December 31, 2000 have been derived from the acquisition of the producing oil wells with revenues in Olney, Young County, Texas. The Company is focused on evaluation of the market potential for further development of its subsidiary operations and revenues in fiscal 2002, and other potential proved producing oil and gas properties available to the Company for acquisition.

The Company expects to incur increased operating expenses during the next year from commencing activities related to its oil and gas acquisition and development program. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the company will encounter difficulties and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as fluctuating markets and corresponding fluctuations in the prices of oil and gas. There can be no assurance that the Company will ever generate significant oil and gas revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS - 2001 Compared to 2000

Total revenue for oil production and retail sales segments in calendar year 2001 was $384,729 as compared to total revenue for the year 2000 of $169,068. Retail sales increased during 2001 as compared to 2000. Total oil and sales increased from $143,374 to $354,608 accounting for a majority of the Company's revenues. The increase in oil revenues was due primarily to the reporting of oil revenues for the full year in 2001 as opposed to only the last quarter of 2000 commencing on the effective date of the acquisition October 1, 2000. Expenditures of $11,725 were made to plug and come up pipe on our Wiechman Deep well to re-complete and produce the Caddo formation. Results for increasing the production on this particular well were less than expected due to an unexpected increase in the natural gas ratio. This created a variable result and had to be tuned and adjusted over several weeks. At this time there are no economically feasible ways to produce natural gas in this location. Overall in fiscal 2001 the average oil price decreased 21% percent from $31.66 per barrel in 2000 to $25.16 per barrel.

Producers Supply, Inc. retail sales income increased from $25,694 to $30,121 due to a minor increased demand for supplies in the Stephens Arkansas and surrounding area.

Costs of operations for oil increased from $14,010 for the three months in 2000 to $78,878 in the twelve months of 2001. This item includes all well operating expenses and any amounts paid to the property manager and consultants. Increasing disbursements made due to higher oil production volume accounted for most of the increase.

General and administrative costs increased from $152,214 in 2000 to $214,927 in 2001 due to increased operational expenses.

The Company's total stockholders' equity decreased from ($33,002) to ($83,460). This decrease in shareholder's equity during fiscal 2001 was the result of a failure of a potential stockholder to complete the acquisition of a stock subscription. The current ratio decreased from 1.3(Yr 2000) to 1.5 (Yr 2001).

Income from operations increased from ($7,481) in 2000 to $81,129 due to the increase in revenues from operations of the oil wells for a full year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $13,955 for the year ended December 31, 2001, as compared to $22,050 in cash flow used by operating activities for the twelve-month period ended December 31, 2000.

The increase in cash from operating activities was primarily due to commencement of oil and gas operations for 12 months in 2001 as opposed to only the last quarter of 2000. At the same time we had a substantial decrease in accounts payable.

Cash flow from investing activities was $92,957 for the year ended December 31, 2001, compared to ($61,127) for the twelve-month period ended December 31, 2000.

Cash flow from financing activities was ($129,719) for the year ended December 31, 2001, compared to ($56,668) for the twelve-month period ended December 31, 2000. This was due to substantial repayment of notes payable.

Outstanding Capital Commitments For 2001 include:

a.) Note to Royal Crest, LLC                                    $  371,915
issued September 20, 2000 with
interest at 20% per annum. Monthly
payments are interest only with full
payment due on October 31, 2003.
(The note is current)

b.) Note to Baseline Capital, Inc.                              $  691,800
Note was issued September 29, 2000 and is a non-interest bearing note. Minimum monthly payments of $25,000 or 80% of net production proceeds from specified properties. (*The note is current)
(If a default occurred, Young County oil property interests owned by the Company would be sold)
(See also other discussions contained elsewhere in this document)

c.) Note to J.C. Wilson Pipe and Supply, Inc.                   $  245,000
Note was issued August 15, 1999 and accrues interest at the rate of 9.5% per annum and, with extensions is due on or before June 1, 2002. (An extension was granted on the terms of the note, and negotiations are underway to restructure the debt.) (If a default occurred, subsidiary assets would be sold whose value is in excess of the obligation).

d.) Note to Bennett Family Trust                                $   50,000
Note was issued June 12, 2001 and accrues interest at the rate of 12% per annum and Is due on or before June 12, 2002. Principal
To be paid at maturity.
(The note is pending negotiations for extension payment or payoff)

e.) There are several small notes that in the aggregate are immaterial.

The Company must generally undertake certain and ongoing expenditures in connection with preservation of its property interests, to maintain its oil and gas development rights, and develop its business prospects, acquisition and interests in accordance with its plan.

Management has estimated that such cost for reasonably activating a development of its current plans will require $500,000 more during the first six to nine months of fiscal 2002. Financing and full project development could require up to $5,000,000. The Company may reduce or increase its requirement as circumstances dictate. We may elect to revise these plans and requirements for funds depending on factors including; oil and gas price activities; the markets as a whole; the availability, interest, and timing indicated from potential sources of capital; structure, and status of availability of any of our targeted acquisitions and interests.

In one area for planned expenditures have been working on location of and presentation for financing as regards the upside potential development of work programs for our Young County properties, including recompletions, the drilling of 2 new wells. We have also looked into and been presenting for refinancing and renegotiation of a portion or all of the Baseline Capital, Inc.'s secured loan and note balance which includes a secured interest on the properties held by First American Bank of Midland Texas. The requirements and the preferred timing anticipated for this development and note restructuring are as follows: drilling and recompletions approximately and note restructuring $292,000 to $672,000. We estimate these activities can take up to 6 months. Management believes a successful work program and negotiated restructuring of the note on the Company's Young County property interests could potentially improve cash flow.

The Company cannot predict how the oil and gas industry and its collective markets and pricing as a whole will vary during 2002 and what effect they will ultimately have on the Company.

Dividends
---------

No assurances can be given that the proposed operations of the Company will be profitable. The Company has not paid and does not currently intend to pay dividends.

Insurance
---------

The Company intends to maintain insurance coverage that it believes is customary in the industry. It is not aware of any environmental claims as of December 31, 2001, which would have a material impact upon the Company's present or proposed financial position.

OIL AND GAS PROPERTIES

The Company as of the date of this filing is the primary owner of majority interests in oil producing properties consisting of 6 leases, wells, equipment, and reserves located in Young County, Olney Texas. The Company operates these properties on a month-to-month contract with local operators in the area. The Company currently sells its oil production by Division Order to Conoco Oil. The standardized measure of discounted future net cash flows for all the Company's properties as of December 31, 2000 is $1,114,475.

INCOME TAXES

At December 31, 2000, the Company has a federal operating loss carryforward of $779,997 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire commencing in the year 2010.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB includes "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANACIAL STATEMENTS




                                 ENERGY PRODUCERS, INC.
                       (formerly Sterling Market Positions, Inc.)


                                     CONSOLIDATED
                                 FINANCIAL STATEMENTS


                        DECEMBER 31, 2001 AND DECEMBER 31, 2000

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                              FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

Accountant's Report. . .. . . . . . . . . . . . . . . . .  . . . . . . . . . . 2

Financial Statements

Balance Sheets B Assets . . . . . . . . . . .  . . . . . . . . . . . . . . . . 3
Liabilities and Stockholders= Equity  . .  . . . . . . . . . . . . . . . . . . 4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .. . . . .5
Statement of Stockholders= Equity . . . . . . . . . . . . . . . . . . . .. . . 6
Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .. . . . . 7
Notes to Consolidated Financial Statements . . . . .  . . . . . . . . . . . .  8
Supplemental Oil and Gas Information. . . . . . . . . . . . . . . . .. . . . .18


                               ACCOUNTANT'S REPORT



To The Board of Directors and Stockholders
Energy Producers, Inc.

I have audited the accompanying consolidated balance sheet of Energy Producers, Inc., (formerly Sterling Market Positions, Inc.) at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Energy Producers, Inc. at the dates listed above, and the results of its operations, stockholders= equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Henry Schiffer
------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
March 26, 2002

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                                 BALANCE SHEETS
                     Years ended December 31, 2001 and 2000


                                             ASSETS

                                                        Year ended             Year ended
                                                        December 31,           December 31,
                                                        2001                   2000
                                                        ----                   ----
Current Assets:
Cash                                                    $  24,803              $  47,610
Accounts receivable                                        15,907                 53,711
Inventory                  (Note 1)                        50,507                 52,194
Advances to shareholders                                        -                 12,579
Notes and other receivables(Note 2)                         2,500                 55,500
Deferred income tax        (Note 1)                             -                  1,026
                                                         --------                 ------

     Total current assets                                  93,717                222,620
                                                         --------                -------

Property and Equipment:    (Note 1)
Land                                                        9,000                  9,000
Building/Improvements                                      47,184                 42,184
Equipment                                                  92,247                 92,247
   Less: accumulated depreciation                        (106,717)              (105,362)
                                                        ---------               --------
     Net Property and Equipment                            41,714                 38,069
                                                         --------               --------

Oil and Gas Leases:        (Note 1)                     1,340,428              1,385,385
   Less: accumulated amortization                          (3,402)                  (851)
                                                        ---------             ----------
     Net Oil and Gas Leases                             1,337,026              1,384,534
                                                        ---------              ---------

Total Net properties and equipment                      1,378,740              1,422,603
                                                        ----------             ---------

        Total Assets                                   $1,472,457             $1,645,223
                                                       ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                                 BALANCE SHEETS

                     Years ended December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Year ended         Year ended
                                                     December 31,       December 31,
                                                     2001               2000
                                                     ----               ----
Current Liabilities:
Accounts payable                                     $ 53,489           $114,716
Taxes payable                                             498                  -
Notes payable      (Note 3)                           389,776            368,509
Accrued interest                                       38,536
                                                     --------

  Total current liabilities                           482,299            483,225
                                                      -------            -------

Long Term Liabilities:
Notes Payable      (Note 3)                           400,164            679,817
Due to Shareholders(Note 5)                           673,454            515,183
                                                    ---------            -------
  Total long term liabilities                       1,073,618          1,195,000
                                                    ---------         ----------
         Total Liabilities                          1,555,917          1,678,225
                                                    ---------         ----------

Stockholders' Equity:
Common stock:
  Authorized 200,000,000 shares at $0.001
  par value; issued and outstanding
  11,741,812 shares at December 31, 2001;
  10,891,812 shares at December 31,
  2000; and 10,881,812 shares at December 31, 1999
  and 1,250,000 at December 31, 1998 and 1997          11,742             10,892
Preferred stock:  authorized 50,000,000
  shares at $0.001 par value;  issued
  and outstanding:  none
Paid in capital                                       684,795            627,828
Stock Subscription                                          -            100,000
Accumulated deficit                                  (779,997)          (771,722)
                                                    ---------           --------

     Total Stockholders' Equity                      ( 83,460)           (33,002)
                                                  ------------       ------------

         Total Liabilities and
           Stockholders' Equity                    $1,472,457         $1,645,223
                                                  ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000

                                                   Year ended         Year ended
                                                   December 31,       December 31,
                                                   2001               2000
                                                   ----               ----
Revenues:
  Oil Revenues                                     $  354,608         $  143,374
  Cost of Sales                                       (78,878)           (14,010)
                                                     --------           --------
                                                      275,730            129,364

Retail Sales:                                          30,121             25,694
  Cost of Goods Sold                                   (9,795)           (10,325)
                                                    ----------          --------
     Net Retail Sales                                  20,326            (15,369)
                                                    ----------          --------
Total Net Revenues                                    296,056            144,733

Operating Expenses:
Selling, General and
  Administrative expenses                            (214,927)          (152,214)
                                                     ---------         ----------

Gain(Loss)from operations(Note 3)                      81,129             (7,481)
                                                     ---------           --------

Other Income (Expense):
 Gain on sale of securities                                 -             81,461
 Investment income                                          -             14,661
 Income tax benefit                                         -                168
 Other income                                             330                  -
 Interest expense                                     (89,734)           (43,992)
                                                     ---------                 -

     Total Other Income (Expense)                     (89,404)            52,298
                                                     ---------           -------

Income before provision
for Income Taxes                                       (8,275)            44,817
Provision for Income Taxes                                -0-                -0-
                                                      --------               ---

Net Income (Loss)                                    $ (8,275)         $  44,817
                                                     =========         =========
Number of outstanding shares                       11,741,812         10,891,812

Net Gain (Loss) per share(Note 6)                       (nil)               .004


   The accompanying notes are an integral part of these financial statements.

                            ENERGY PROUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)

                      STATEMENT OF STOCKHOLDERS' EQUITY
         From October 4, 1995 (date of inception) to December 31, 2001

                                Common     Stock    Paid in      Accumulated
                                Shares     Amount   Capital      Deficit      Totals
                                ------     ------   -------      -------      ------
Shares issued at inception
  to initial shareholders       1,250,000    1,250                               1,250

Capital contributed by
 shareholder                    _________    _____   71,920        _______      71,920

Balance December 31, 1995       1,250,000    1,250   71,920        (31,096)    (42,074)

Capital contributed by
 shareholder                                        290,087                    290,087

Net(loss)for the year1996        ________   ______  _______       (332,088)   (332,088)

Balance December 31, 1996       1,250,000    1,250  362,007       (363,184)         73

Capital contributed by
 shareholder                                         51,046                     51,046

Net(loss)for the year1997        ________    _____   ______        (51,046)    (51,046)

Balance December 31, 1997       1,250,000    1,250  413,053       (414,230)         73

Capital contributed by
 shareholder                                         71,913                     71,913

Net(loss)for the year1998         ______    _____   _______        (71,986)    (71,986)

Balance December 31, 1998       1,250,000    1,250  484,966       (486,216)        -0-

Stock surrendered by
 Shareholder and
 retired to treasury                               (189,023)          (189)        189

Issuance of stock for
 Reverse acquisition of
 Energy Producers
 Group, Inc.                    9,820,835    9,821  111,108                     23,929

Capital contributed by
 shareholder                                         27,325                     27,325

Net(loss)for the year1999      __________    ______  ______       (330,323)   (330,323)

Balance December 31,1999       10,881,812   10,882  626,588       (816,539)   (179,069)

Stock issued as
 Consideration for loans
 and other services                10,000       10    1,240                      1,250
Net gain for the year ended
 December 31, 2000             __________   ______   ______         44,817      44,817

Balance December 31,2000       10,891,812   10,892  627,828       (771,722)   (133,002)

Capital contributed by
 shareholders                     105,000      105   13,125                     13,230
Stock issued as
  Consideration for loans
  and other services              745,000      745   43,842                     44,587

Net(loss)for the year ended
  December 31, 2001             _________   ______   _______        (8,275)   ( 8,275)

Balance December 31,2001       11,741,812   11,742  684,795       (779,997)  ( 83,460)
                               ==========   ======  =======       =========  =========


   The accompanying notes are an integral part of these financial statements.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                             STATEMENT OF CASH FLOWS
                     Years ended December 31, 2001 and 2000


                                                      Year ended         Year ended
                                                      December 31,       December 31,
                                                      2001               2000
                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                            $ (8,275)          $ 44,817
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                         3,906                936
   Gain on sale of securities                                -            (81,461)
Change in assets and liabilities
   (Increase) decrease in accounts receivable           37,804            (50,973)
   (Increase) decrease in inventory                      1,687               (199)
    Increase (decrease) in accounts payable            (60,729)           112,975
    Increase (decrease) in accrued expenses             39,562             (4,045)
                                                       -------             -------
Net cash provided(used)by operating activities          13,955             22,050
                                                       -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                53,000            (40,000)
  Proceeds from sale (cost) of securities                    -            199,149
  Purchase of property and equipment                    (5,000)           (29,154)
  Purchase of oil leases                                44,957           (191,122)
Net cash provided (used) by Investing Activities        92,957            (61,127)
                                                       -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)decrease in advances to shareholder           12,579              3,860
 Proceeds from notes payable                            84,868                  -
 Repayment of notes payable                           (343,254)          (195,937)
 Increase in shareholder notes payable                 158,271            147,495
 Stock issued                                              850                 10
Contributed capital                                     56,967              1,240
Increase (decrease) in deferred subscriptions         (100,000)           100,000
                                                      --------            -------
Net cash provided(used)by Financing Activities        (129,719)          ( 56,668)
                                                      --------            --------

NET INCREASE (DECREASE) IN CASH                        (22,807)            17,591

CASH BALANCE BEGINNING OF PERIOD                      $ 47,610           $ 30,019
                                                      --------           --------

CASH BALANCE END OF PERIOD                            $ 24,803           $ 47,610
                                                      ========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
  Interest                                              89,734             43,992
  Income Taxes                                             -0-                -0-


  The accompanying notes are an integral part of these financial statements

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies:

This summary of significant accounting policies of Energy Producers, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(1)  Organization and Business Activities:

The Company was incorporated in the State of Nevada on October 4, 1995 as Sterling Market Positions, Inc. Upon incorporation, 10,000,000 shares of $.001 par value Common Stock were authorized. The Company was organized in order to conduct any lawful business. Effective June 24, 1999 the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000.

On August 25, 1999 the Company was acquired by Energy Producers Group, Inc. and its wholly owned subsidiary, Producers Supply, Inc. The transaction was accomplished through the issuance of 9,820,835 shares of the Company=s common stock issued under Rule 144. Although Energy Producers Group, Inc. is the legal acquirer, it was dissolved subsequent to the transaction, so Energy Producers, Inc. is treated as having acquired Energy Producers Group, Inc. for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition of the purchase method and Energy Producers, Inc. is now referred to as the Company. The historical financial statements are those of Energy Producers, Inc. which have been restated for the equivalent number of shares received in the transaction. The results of operation of Energy Producers Group, Inc. (legal acquirer) are included in the financial statements of the combined Energy Producers Group, Inc. and Energy Producers, Inc. financial statements from August 25, 1999 (acquisition date). The Company began filing consolidated statements with its wholly owned subsidiary, Producers Supply, Inc., on the acquisition date August 25, 1999.

The Company has focused its business on oil and gas exploration, development and production and acquiring existing production facilities with proven reserves. The Company=s wholly owned subsidiary, Producers Supply, Inc., has been in the oil and gas field equipment service and supply business for 25 years. On October 26, 2000 Article 3 of the Articles of Incorporation were amended to increase the number of authorized common shares to 200,000,000 and to authorize 50,000,000 preferred shares.

(2)      Depreciation:

Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, will be charged to expense as incurred.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued):

(c)  Fiscal Year:

     The Company operates on a Calendar Year basis.

(d)  Inventories:

     Inventories are stated at the lower of cost or market determined by the FIFO method.

(e)  Income Taxes:

     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a policy of a 100% valuation allowance against any deferred tax assets resulting principally from net operating loss carryforwards until it is more likely than not that the Company will realize taxable income.

(f)  Oil and Gas Properties:

     The Oil and gas properties include operating leases, equipment leases, production sales, processing agreements, transportation agreements and other contracts, equipment, improvements, materials, supplies, fixtures, wells, pumping units, well head equipment, other movable or immovable property, easements, servitudes, rights-of-way, surface leases and other surface rights.

     The Company follows the full cost method of accounting for oil properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Sales or abandonment of oil properties shall be accounted for as adjustments of capitalized costs.

     Costs to be amortized include all capitalized costs (net of prior amortization), estimated future expenditures to be incurred in developing proved reserves, and estimated dismantlement and abandonment costs, net of estimated salvage values. Amortization will be provided on the unit-of-production method using estimates of proved reserves.

     Costs of investments in unproved properties and major development projects will not be included in amortizable capital costs until proved reserves can be assigned to those properties. Unproved properties are to be assessed annually to ascertain whether impairment has occurred, and, any impairment assessed will then be added to amortizable costs and amortized accordingly.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1    Summary    of    Significant    Accounting    Policies    (Continued):

Capitalized costs are limited to an amount no greater than the sum total of the present value of estimated future net revenues computed by applying current prices of oil reserves, cost of properties not subject to amortization and the lower of cost or fair market value of unproven properties included in amortizable cost, less the income tax effects related to the differences between the book and tax basis of the unproven properties.

The Company records oil and gas sales on the entitlement method, recognizing its net share of all production as revenue. Any amount received in excess of or less than the Company=s revenue interest is recorded in the net gas balancing liability.

Cont'd: (f) Oil and Gas Properties:

                   Statement of Revenues and Direct Expenses

                                                2001
                                                ----
Revenues:
Oil Sales                                       $ 354,608
Expenses:

Lease Operating                                    62,486
Management                                         24,000
Severence Taxes                                    16,392
                                                   ------
Total Expenses                                    102,878
                                                  -------
Net Income (loss)                               $ 251,730
                                               ==========

(g)  Comprehensive Income:

     The Company has adopted Financial Accounting Standards Board Statement No. 130 which requires reporting of Comprehensive Income in the financial statements in the period in which it is recognized. The Company has no Comprehensive Income in the reporting year.

(h)  Derivative Instruments and Hedging Activities:

     The Company has adopted Financial Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the amendments thereto, SFAS No. 137 and SFAS No. 138. The Company believes that the adoption of these SFAS' will not have any material affect on the financial statements of the Company.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                        NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued):

     (i)  Impairment of Long-Lived Assets:

          The Company has adopted Financial Accounting Standards Board Statement No. 139 "Rescission of FASB Statement No. 53" which also amends FASB Statements Nos. 63, 89 and 121. The Company believes that the adoption of SFAS 139 will not have any material affect on the Company's financial statements.

Note 2 Notes/Loans Receivable


Note Receivable - David Irwin                           $ 2,500

Issued to Producers Supply, Inc.
(wholly owned Subsidiary)unsecured,
demand note dated June 9, 1999.

Total Notes/Loans Receivable                            $ 2,500


Note 3 Notes Payable

     (a) Note to Bennett Family Trust $ 50,000 Note was issued June 12, 2001 and accrues interest at the rate of 12% per annum and is due on or before June 12, 2002. Payments are interest only. Principal to be paid at maturity.

     (b) Note to Baseline Capital, Inc. $691,800 Note was issued September 29, 2000 and is a non-interest bearing note. Minimum monthly payments of $25,000 or 80% of net production proceeds from specified properties. Aggregate amount of such required payments at December 31, 2001 is as follows:


2002     $300,000
2003      300,000
2004       91,800
        ---------
         $691,800

     (c) Note to CitiCapital, Digital Copier as collateral. $ 13,273 Issued November 28, 2000. Aggregate amount of Such required payments at December 31, 2001 is as follows:

2002        $ 5,100
2003          5,100
2004          3,073
              -----
            $13,273

     (d) Note to Buddenberg Trust $ 10,000 Note was issued December 23, 2001. Interest only payments at 9.5% per annum, due monthly. Principal and interest due at maturity, June 23, 2002.

                             ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 3 Notes Payable (Continued)

     (e) Note to Bud Hirk $ 10,000 Note was issued January 16, 2001. Interest only payments at 18% per annum, due monthly. Principal and interest due at maturity, April 3, 2002.

     (f) Note to Stevens Security Bank $ 14,867 Demand note dated June 25, 2001 with Interest at 8.5% per annum, due June 25, 2002. Terms: One (1) interest only payment due December 26, 2001 and remaining interest and principal payable June 25, 2002.


Current portion                    389,776
Long term portion                  400,164
                                   -------
Total Notes Payable              $ 789,940


Note 4 Contracts

     The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners, and their amounts paid are as follows:


Entity                     Related Party               2001              2000
------                     -------------               ----              ----
Academy Research           Mel Herzog                  $ 3,000           $84,500
Global Media
Network USA,Inc.           Dennis R. Alexander         $45,001           $92,750
Melvena Alexander, CPA     Melvena Alexander           $13,550           $46,900


Mel Herzog, Dennis R. Alexander and Melvena Alexander are all shareholders and officers of the Company.

Note 5 Related Party Transactions Due to Shareholders

     Note Payable to J. C. Wilson Pipe and Supply, Inc. Note $ 245,000 was issued August 15, 1999 and accrues interest at the rate of 9.5% per annum and, with extensions, is due on or before June 1, 2002. An extension was granted on the terms of the note, and negotiations are underway to re-structure the debt.

     Unsecured  demand note payable to J. C. Wilson Pipe $ 500 and Supply,  Inc.
     J. C. Wilson, a Director and beneficial shareholder of Energy Producers, Inc., is also owner of J. C. Wilson Pipe & Supply, Inc.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)

                        NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 5 Related Party Transactions (Continued: Due to Shareholders

     Note Payable to Royal Crest, LLC. $ 371,915 Note was issued March 31, 2001 with interest at 20% per annum. Monthly payments are interest only with full payment due January 31, 2003. David J. Kronenberg, a Director and shareholder, is the beneficial owner and manager of Royal Crest, LLC.

     Promissory Note Payable to Larry W. Trapp. $ 14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due August 1, 2002. Larry W. Trapp is a Director and shareholder.

     Promissory Note Payable to Thomas J. Richards $ 13,150 issued December 6, 2001 with interest at 18% per annum after due date, December 17, 2001, plus $700 origination fee and $1,315 point penalty. Thomas J. Richards is an advisor/consultant and shareholder.

     Unsecured, Demand Note Payable to Mel Herzog, $ 18,461 a Director and shareholder.

     Unsecured, Demand Note Payable to Dennis R. Alexander , $ 10,228 a Director and shareholder.

     Total Due to Shareholders $673,454

Note 6 Earnings Per Share

     The computation of Basic Earnings per Share is based on the weighted average number of shares outstanding during the current year.

     The computation of Diluted Earnings per Common Share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the Treasury Stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

     Earnings per share are based on net losses as the Company showed an operating loss in 2000 and a net loss in 2001.

                            ENERGY PRODUCERS, INC.
                  (formerly Sterling Market Positions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 6 Earnings Per Share (Continued):

                                  For the Year Ended December 31, 2001
                                 Income (Loss)     Shares        Per Share
                                (Numerator)       (Denominator)  Amount
                                -----------       ------------   -------
Loss to Common
Stockholders                    $ (8,275)         11,741,812     $.00069


     Options to purchase 3,800,000 shares of common stock at $0.95 per share were outstanding at December 31, 2000 but were not included in a computation of diluted earnings per share because the effect would be anti-dilutive.

Note 7 Dividend Policy

     The Company has not yet adopted a policy regarding dividends

Note 8 Depreciation and Amortization

     Depreciation on property and equipment is calculated using the straight line method over the estimated useful life. Depreciation taken on equipment in 2001 was $1,355 and $85 in 2000.

     Under the full cost method, all capitalized costs within a cost center are amortized on the unit-of-production basis, using proved oil reserves in the cost center. Oil is converted to a common unit of measure based on current and future gross revenues. Amortization for 2001 was $2,551 and $851 in 2000.

Note 9 Income Taxes

     At December 31, 2001, the Company has a federal operating loss carryforward of $779,997 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire commencing in the year 2010.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

                         1995     1996       1997      1998     1999       2000     2001
                         ----     ----       ----      ----     ----       ----     ----
Pre-Tax Financial
 Income (Loss)           (31,096) (332,188)  (51,046)  (71,986) (330,323)  (44,817)   (8,275)
Temporary Difference          -0-       -0-       -0-       -0-       -0-       -0-       -0-
Loss Carryforward             -0-  (31,096) (363,184) (414,230) (486,216) (816,539) (771,722)
                           -----  -------- --------- --------- --------- --------- --------
TaxableIncome(Loss)      (31,096) (363,184  (414,230) (486,216) (816,539) (771,722) (779,997)
                         ======== ========  ========   =======  ========  ========= ========
Tax Payable
(refundable)                  -0-       -0-       -0-       -0-       -0-       -0-       -0-


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 10 Sales to Major Customers

     The Company had sales to one major customer, Conoco, Inc. during the year ended December 31, 2001 of $354,608 which were in excess of ten percent of total sales.

Note 11 Concentration of Credit Risk

     The Company maintains its cash in a bank deposit account which at times may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 12 Segment and Related Information

     Energy Producers, Inc. has two reportable segments: oil and gas leases, supplies and services. The oil and gas segment pumps oil and the oil is purchased by Conoco, Inc. The equipment and supplies segment sells equipment and supplies to the oil industry.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including any extraordinary items.

     There have been no inter-segment transactions, but if any such transactions take place, they will be accounted for as if it were an independent party, that is at current market prices.

     Energy Producers, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Each business was acquired as a unit, and the management at the time of acquisition was retained.


                                       OIL             EQUIPMENT
                                       WELLS           AND SUPPLIES   TOTAL
                                       -----           ------------   -----
Revenues from external customers       $  354,608      $ 30,120       $ 384,728
Inter-segment revenues                         -0-           -0-             -0-
Gain on sale of hedges                        630            -0-            630
Depreciation and amortization               2,731         1,175           3,906
Segment (loss) profit                      14,545       (22,820)         (8,275)
Segment assets                          1,390,542        81,915       1,472,457
Expenditures for segment assets                -0-           -0-             -0-


Note 12 Segment and Related Information (Continued):

REVENUES
Total revenues for reportable segments                                $  384,728
Other revenues                                                                -0-
Elimination of inter-segment revenues                                         -0-
Total Consolidated Revenues                                              384,728
                                                                        ========
PROFIT OR LOSS
Total loss for reportable segments                                        (8,275)
Other profit or loss                                                          -0-
Elimination of inter-segment profits                                          -0-
Unallocated amounts                                                           -0-
                                                                            -----
Total Consolidated Profit (loss)                                          (8,275)
                                                                        =========
ASSETS
Total assets for reportable segments                                  $1,472,457
Other assets                                                                  -0-
Other unallocated amounts                                                     -0-
                                                                             ----
Total Consolidated Assets                                             $1,472,457
                                                                      ==========

     Both segments are in the same geographical area.

Note 13 Options and Warrants:

     Energy Producers, Inc. has reserved 6,600,000 shares of its Common Stock for issuance under an Initial Stock Option and Payout Stock Option agreement with Baseline Capital, Inc., dated September 29, 2000, which covers key officers, directors, advisors, and consultants of the Company. The Company has additionally reserved 100,000 shares for an option granted to a non-affiliate individual. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the day of the grant. The following table summarizes information about stock options outstanding at December 31, 2001:

         Outstanding   Contractual   Average    Exercisable    Average
Exercise at            Life          Exercise   at             Exercise
Price    12/31/01     (Years)        Price      12/31/01       Price
-----    --------     -------        -----      --------       -----
 .95     3,800,000    5-11/12         .95       3,800,000         .95
 .95       200,000    2-1/4           .95         200,000         .95
1.05       200,000    2-3/4          1.05         200,000        1.05
1.00       100,000    2-14           1.00         100,000        1.00


Note 14 Fair Value of Financial Instruments:

         The Company's financial instruments consist of cash, receivables and payables, and approximates fair value because of the short-term nature of these items.

         The carrying value of the notes payable approximates fair value as most are non-interest bearing. The balance is short-term.

Note 15  Subsequent Events:

     In the first quarter of 2002, the Company raised an aggregate of $32,000 for `working capital' through loans and issuance of stock.

     The Company is assisting in obtaining a bridge loan, expected in April 2002, as part of the acquisition of a 50% interest in commercial real estate presently worth $2,300,000. The property is expected to begin producing income about 18 months from receipt of the construction loan.

                            ENERGY PRODUCERS, INC.

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                    Unaudited

                     Years ended December 31, 2001 and 2000

The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the full cost method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial
Accounting   Standards  No.  69   "Disclosures   about  Oil  and  Gas  Producing
Activities'.

            Capitalized Costs Relating to Oil and Gas Producing Activities
                           December 31, 2001 and 2000

                                                         2001          2000
                                                         ----          ----
         Proved Oil Leases                                1,308,428    1,353,385
         Unproved Oil Leases                                 32,000       32,000
                                                           ---------   ---------
                  Sub total                               1,340,428    1,385,385

         Accumulated Depreciation,
          Depletion and amortization,
          and valuation allowances                           (3,402)        (851)
                                                            --------    ---------
                  Net capitalized costs                  $1,337,026   $1,384,534
                                                         ==========   ==========


                            ENERGY PRODUCERS, INC.

               COSTS INCURRED IN OIL AND GAS LEASE ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2001 and 2000

                                                      2001            2000
                                                      ----            ----
Acquisition of Oil Leases:

         Proved                                       1,308,428       1,353,385

         Unproved                                        32,000          32,000
Exploration Costs                                            -0-             -0-
Development Costs                                            -0-             -0-

         Total Costs Incurred                        $1,340,428      $1,385,385
                                                     ==========    =============

                            ENERGY PRODUCERS, INC.

          RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
                                    Unaudited

                     Years Ended December 31, 2001 and 2000


                                                                  2001          2000
                                                                  ----          ----
Oil Sales                                                         $354,608      $143,374
Production Costs                                                  (102,878)      (13,159)
Exploration Costs                                                      -0-           -0-
Depreciation, Depletion, Amortization
  and Valuation Provisions                                         (2,551)          (851)
                                                                    ------       --------
Net Income (loss) before Income Taxes                             249,179        129,364

Income Tax (provision) benefit                                        -0-            -0-
                                                                      ---            ---
Results of Operations from Oil and Gas
  Producing Activities                                           $249,179       $129,364
                                                                 ========       ========

(excluding corporate overhead and interest costs)

                            ENERGY PRODUCERS, INC.

                          RESERVE QUANTITY INFORMATION
                                    Unaudited

                     Years Ended December 31, 2001 and 2000


The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon an appraisal of the proved developed properties by Russell
K. Hall and Associates, Inc.

Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table below are proved, developed reserves and are located within the United States.

                                                                           2001                2000
                                                                           ----                ----
                                                                        OIL   GAS          OIL     GAS
                                                                        ---   ---          ---     ---
PROVED DEVELOPED AND UNDEVELOPED RESERVES                                (bbls)               (bbls)

         Beginning of Year                                              127,847  -0-       -0-      -0-
         Revision in previous estimates                                 (11,545) -0-       -0-      -0-
                           Discoveries and extension                        -0-  -0-       -0-      -0-
         Purchase in place                                                  -0-  -0-       132,398  -0-

         Production                                                     (13,765) -0-        (4,551) -0-

         Sales in place                                                    (-0-) -0-           -0-  -0-

         End of Year                                                    102,537  -0-       127,847  -0-

PROVED DEVELOPED RESERVES:

         Beginning of Year                                              127,847  -0-           -0-  -0-

         End of Year                                                    102,537  -0-       127,847  -0-
                                                                       ========  ===       =======  ===

                            ENERGY PRODUCERS, INC.

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                NET CASH FLOWS AND CHANGES THEREIN RELATING TO
                           PROVED OIL AND GAS RESERVES
                                    Unaudited

                          At December 31, 2001 and 2000

                                                                       2001            2000
                                                                       ----            ----
Future Cash Flows                                                      $2,186,408      $3,400,730
Future Production and Development Costs                                  (545,375)       (801,563)
Future Income Tax Expenses                                                     -0-       (105,300)
                                                                        ----------     -----------
Future Net Cash Flows                                                   1,641,033       2,493,867

10% Annual Discount for Estimated Timing of Cash Flows                    526,558         800,207
                                                                        ---------       ---------

Standardized measure of Discounted Future Net Cash Flows               $1,114,475      $1,693,660
                                                                       ==========      ==========


The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company=s proved reserves of oil, condensate and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions*. The values expressed are estimated only, without actual long term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

*Values for 2000 have been restated, eliminating proved undeveloped properties

                                     ENERGY PRODUCERS, INC.

                              CHANGES IN THE STANDARDIZED MEASURE
                               OF DISCOUNTED FUTURE CASH FLOWS
                                           Unaudited

                                  At December 31, 2001 and 2000


                                                                                          2001           2000
                                                                                          ----           ----
Balance, Beginning of Year:                                                               $1,693,660     $      -0-
Sales of Oil Produced Net of Production Costs                                               (249,179)     (129,364)

Net Changes in Prices and Production Costs                                                  (607,273)     (257,268)

Extensions and Discoveries, less Related Costs                                                   -0-            -0-


Purchase and Sales of Oil in Place                                                         1,385,385

Revisions of Estimated Development Costs                                                    (354,591)           -0-

Accretion of Discount                                                                        526,558       800,207
                                                                                            --------      --------

Net Changes in Income Taxes                                                                  105,300      (105,300)
                                                                                            --------      ---------

         Balance, End of Year                                                             $1,114,475    $1,693,660
                                                                                          ==========   ============

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

There have been no changes or disagreements with the Company's accountants on accounting and financial disclosures.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(a) OF THE  EXCHANGE ACT  DIRECTORS  AND  EXECUTIVE
OFFICERS

The directors, executive officers and significant employees of the company are as follows:

                                       POSITION
NAME                     AGE           WITH COMPANY
----                     ---           ------------
Mel Herzog,               81           Chairman, and Chief Executive Officer
Dennis R. Alexander,      47           President, and Director
Patrick B. Hammons,       41           Director
Jay C. Wilson,            72           President and Director of Producers Supply Inc.
Larry W. Trapp,           60           Vice President, Treasurer, and Director
David J. Kronenberg,      47           Director, and Assistant Secretary
Melvena Alexander,        68           Secretary and Comptroller
Thomas J. Richards,       56           Advisory Board Member
William V. Harlow Jr.,    62           Advisory Board Member
William A. Sanders,       73           Advisor


Note: Dennis R. Alexander, President and Director, is the son of Melvena Alexander, Secretary and Comptroller.

Mel Herzog has been Chairman of the Board, Chief Executive Officer, and Director of the Company since May 18, 1999. From September 1998 he was a founder, and from January 19, 1999, through acquisition processes with the Company, served as Chairman and CEO of Energy Producers Group, Inc. Mr. Herzog served as Chairman and CEO of U.S. Power Systems, Inc., a development stage mining, resource and related technology based publicly held company from September 17, 1993 until January 1, 2000 and prior to that period had served as its Vice president for 14 years. Mr. Herzog is a Graduate in Industrial Design from Institute of Design, Chicago, IL, and received a certificate for product development from Illinois Institute of Technology. Mr. Herzog devotes approximately 40 to 50 hours per week minimum, and more as required, to the business of the Company.

Dennis R. Alexander has served the Company as President and Director from May 18, 1999 to the present. In September 1998 he was a founder, and from January 19, 1999 through its acquisition with the Company served as President and Director of Energy Producers Group, Inc. From April 1997 through March 1998, serving as CEO, Director, Consultant of Miner Communications, Inc., a media communications company. From April 26, 1997 through March, 1998 he was a director of Rockline, Inc., a private mining, resource company, and a founder of World Wide Bio Med, Inc., a private health-bio care, start up company. Since March 1996 to the present he has owned Global Media Network USA, Inc., which has included management consulting, advisory services. Mr. Alexander devotes approximately 60 to 80 hours per week minimum, and more as required, to the business of the Company.

Patrick B. Hammons has been a director of the Company since August 20, 2001. From 1998 to the present he has been Managing Partner of Claremont Capital Partners of Mesa, Arizona. From 1985 to present, Mr. Hammons has been President of TFG Advisors, Inc. Mesa Arizona. Mr. Hammons received an M.S., International Business from St. Mary's College in Moraga, California, a Bachelor of Science in Business Administration/Accounting from Eastern Oregon State University, La Grande Oregon.

Jay C. Wilson has been President and Director of Producers Supply, Inc. from its inception in 1974. He served as a Director of the Company from February 2000 until April 1, 2002 having served as Treasurer and Director of the Company from May 1999 until February 2000. In September 1998 he was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Treasurer and Director of Energy Producers Group, Inc. His duties for the Company include oversight-monitoring responsibilities for exploration, drilling, production, acquisition, and engineering activities initially planned for the Company's core operations area. He is the Founder, Chairman and President of Jay
C. Wilson Pipe and Supply, Inc. Mr. Wilson Devotes approximately 40 hours per week, and more as required, to the business of Producers Supply, Inc.

Larry W. Trapp has been a Vice President and Director of the Company since June 17, 1999 and is additionally serving as Treasurer since August 1, 2000. In September 1998 he was a founder, and from June 17, 1999 through the acquisition processes with the Company, served as Director of Energy Producers Group, Inc. From November 14, 1994 to the current Mr. Trapp has been employed as a reservation sales agent (RSA) at Southwest Airlines. Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University. Mr. Trapp devotes currently one to two days per week to the business of the Company.

David J. Kronenberg has served as Director, and Assistant Secretary of the Company since February 2000 having served additionally as Treasurer from February 2000 until August 2000. From September 1998 he was a founder, and from January 1999 through the acquisition processes with the Company, served as Director and Assistant Secretary of Energy Producers Group, Inc. From 1992 to the present, Mr. Kronenberg has been the founder and President of David J. Kronenberg, CPA, P.C., and most recently Kronenberg Tax and Asset Management, LLC. which provides accounting, tax planning and preparation, and business advisory services to the public. From 1992 until dissolved in January 2000, he was the founder and President of Global Resource Integration, Inc., which during its existence was a holding company that handled investment activity. Mr. Kronenberg has been an established Certified Public Accountant since 1990, and holds a B.A. in Chemistry from California State University. Mr. Kronenberg works part time as needed by the Company, approximately one day per week.

Melvena Alexander has been Secretary and Comptroller of the Company since May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports. From October 1998 to the present she has worked in the Department of Patient Finance at Arizona State Hospital as an Accounting Technician 11. She graduated from the Arizona State University with a B.S. in Accounting, has received a CPA Certificate, State of Arizona # 5096E. She is a member of AICPA and the American Society of Women Accountants. Mrs. Alexander devotes a minimum of 40 hours per week, and more as required, to the business of the Company.

Advisory Board
--------------

William V. Harlow Jr. was appointed as a member of the Advisory Board of the Company April 2, 2001. Since May 2001 he is the Founder, President, and Director of Harlow Australia Pty Ltd., which explores for oil and gas. Mr. Harlow is President and Chairman of the Board of The Harlow Corporation, a Delaware Corporation, a company he founded in 1987, and a successor to a personal Texas corporation he founded in 1975. The Harlow Corporation commercially produces natural gas and owns and operates several natural gas gathering systems. The company owns and operates oil and gas properties in Oklahoma, Texas and Kansas. The Harlow Corporation has a wholly owned subsidiary with non-operating oil and gas interests known as Eagle Investment Corporation. Mr. Harlow founded and is Chairman of the Board of Aerie Development Corporation, a Texas corporation, which has commercial real estate investments, and Talon Exploration, Inc., a Texas corporation, which has non-operating oil and gas interests. Mr. Harlow has been active in the oil and gas business since 1956 and is a Certified Petroleum Geologist with the American Association of Petroleum Geologists and a Certified Professional Geologist with American Institute of Professional Geologists. He is a graduate of Oklahoma University with a B.S. degree in Geology and is qualified an expert to testify before the Texas Railroad Commission, Oklahoma Corporation Commission and New Mexico Oil Conservation Division. Thomas J. Richards has been a member of the Advisory Board of Energy Producers Inc., since February 4, 2000. From July 1999 until February 4, 2000 he began informally assisting Mr. Alexander in advisory capacity toward areas of research and project review for Energy Producers, Inc. and has provided additional evaluations for a number of potential projects requested for review by the Company's Directors. From September through July 1999 Mr. Richards began assisting Management, participating initially as an advisor on an informal basis. From January 1996 until December 1998, he was self employed, involved in rehabilitation of residential Real Estate. Mr. Richards holds a BA degree in Economics from Beloit College.

William A. Sanders has been an Executive Advisor and Consultant to the Company since May 7, 2000, having served as a Director and Executive Advisor since May 18, 1999. In September 1998 he was a founder, and from January 19, 1999 through the acquisition processes with the Company served as a Director of Energy Producers Group, Inc. Mr. Sanders originally founded the Mecca Drilling Co. and Magnum Drilling Co. These companies engaged in buying oil production in Louisiana and Arkansas.

Term for Directors: In accordance with Article 9.2 of the Company's Bylaws, the members of the Board of Directors shall hold office until the first annual meeting of Stockholders and until their successors shall have been elected and qualified. At the first annual meeting of Stockholders and at each annual meeting thereafter the Stockholders shall elect Directors to hold office until the next succeeding annual meeting, except in the case of classification of the Directors. Each Director shall hold office for the term for which he is elected until his successor shall have been elected and appointed at the next annual meeting.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

For the year end December 31, 2001 the Company was not in compliance with the filing requirements under Section 16(a).

ITEM 10 - EXECUTIVE COMPENSATION

The following summary Compensation Table sets fourth all cash compensation paid, distributed or accrued for services, rendered in all capacities based on agreements with consulting firms providing for the Company's Management during the fiscal years ended, December 31, 2001 and 2000. The Company presently does not retain any employees and payments are made for services as available. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

                           Summary Compensation Table

                                                          Other            Restricted   Securities   All
Name and                                                  Annual           Stock        Underlying   Other
Principal Position             Year     Salary   Bonus    Compensation     Awards       Options      Compensation
------------------             ----     ------   -----    ------------     ------       -------      ------------
Academy Research (1)               2001     0        0        $  3,000         0                  0       0
                                   2000     0        0        $ 84,500         0                  0       0
Mel Herzog (CEO) and (1)
Charlotte Herzog TTEE UA
DTD Jan 31, 1994 Herzog            2001     0        0        $      0         0                  0       0
Revocable Living Trust JT          2000     0        0        $      0         0            600,000       0
Grantors

Dennis R. Alexander (2)            2001     0        0        $      0         0                  0       0
President                          2000     0        0        $      0         0            600,000       0

Global Media Network               2001     0        0        $ 45,001
USA, Inc. (2)                      2000     0        0        $ 92,500         0                  0       0

Melvena Alexander (3)              2001     0        0        $      0         0                  0       0
Secretary                          2000     0        0        $      0         0            500,000       0

Melvena Alexander (3)              2001     0        0        $ 13,550         0                  0       0
CPA                                2000     0        0        $ 46,900         0                  0       0


(1) Academy Research is owned by and provides the services of Mel Herzog, our Chairman and CEO. Mr. Herzog, our Chairman and CEO and his wife Charlotte Herzog are both Trustors and Trustees of the Mel and Charlotte Herzog TTEE (Trustee) UA ("Uniform Agreement" or "Unitrust Agreement") DTD ("Declaration of Trust Dated") January 31, 1994 Herzog Revocable Living Trust JT Grantors. The beneficiaries of the Trust are Steven Paul Herzog MD, and Michael Alan Herzog (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

(2) Global Media Network USA, Inc. is owned by and provides the services of Dennis R. Alexander, our President (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

(3) Melvena Alexander CPA is owned by and provides the services of Melvena Alexander, our Secretary and Comptroller (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

The Company has granted stock options to certain officers, consultants, directors, and advisors of the Company to purchase shares of the Company's common stock. The Company granted these stock options to persons for their direct participation acknowledged by performance in 1999 and 2000 including the start up of operations, the development of the Company and furthering of its current, planned and ongoing developments. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                      Option Grants in the Last Fiscal Year
              To Officers, Consultants, Directors, and Advisors (1)
                                  Number of                    % of Total
                                  Securities Underlying        Options Granted      Exercise or Base   Expiration
Name                              Options Granted (#)          in Fiscal Year       Price ($/sh)       Date
----                              -------------------          --------------       ------------       ----
Mel Herzog (CEO) and Charlotte
Herzog TTEE UA DTD Jan 31,
1994 Herzog Revocable Living
Trust JT Grantors                            600,000                   9.091%       $0.95              11/30/2007

Dennis R. Alexander, President/Dir           600,000                   9.091%       $0.95              11/30/2007

Melvena Alexander, Secretary                 500,000                   7.576%       $0.95              11/30/2007

David J. Kronenberg,
Assistant Secretary/Dir                      500,000                   7.576%       $0.95              11/30/2007
Assigned to D.J. and S.M.
Kronenberg Family
LLLP,

Larry W. Trapp, Vice President
Treasurer/Dir (3)                            600,000                   9.091%       $0.95              11/30/2007

Thomas J. Richards, Advisory Board (3)       500,000                   7.576%       $0.95              11/30/2007


(1) The following are excerpts from certain provisions contained in the option agreements listed above.

The date of all agreements set forth in the table above is September 30, 2000; the vesting date for the option grants is sixty days (60) following the date of the Agreement. The expiration of each of the agreements is seven (7) years from the date of vesting.

The agreements call for the filing of a registration statement under the Securities Exchange Act of 1934 of the option shares within six months of the date of the agreements or all of the option shares shall be immediately issued to optionees without payment by or at cost to optionee, and shall be restricted stock of the Company under rule 144 of the Securities act of 1933, as amended and the Company shall then be required to file for the registration of the option shares within twelve months of the date of the agreements. The forms 10SB was filed as required.

The provision in the immediately preceding paragraph, whereas; the option agreements call for the immediate issuance of the option shares without payment by or at cost to the optionees if the filing of a registration of the option shares has not occurred within six months of the date of the agreements; this provision requirement has been waived by all of the individuals and entities listed in the option table listed above entitled "Option Grants in the Last Fiscal Year To Officers, Consultants, Directors, and Advisors", and further to the best knowledge of the Company this provision has been waived by all of the individuals covered by option agreements listed elsewhere in this document including Baseline Capital, Inc. and individuals and or entities covered under the Baseline Capital, Inc. agreement with the Company. This initial requirement has been fulfilled by the Company's filing of its initial Form 10SB registration statement on April 2, 2001.

(2) This Option Grant was assigned per Mr. Kronenberg's directive to D.J. and S.M. Kronenberg Family Limited Liability Limited Partnership (LLLP).

Director Compensation
---------------------

As of February 4, 2000 each member of the Board of Directors, subject to approval of the Chairman and CEO, may be paid $500.00 per formal meeting plus certain expenses for out of State Directors incurred in connection with attendance at Board and Committee meetings. There are no agreements provided to Directors or individual agreements with any Director other than that presented in this paragraph, and the understanding that at minimum a traveling Director will be considered by the Chairman and CEO more favorably for reimbursement of expenses for travel and may, at the election of the Chairman and CEO, be paid $500 for attendance at a formal meeting. This determination by the Chairman and CEO to provide for either reimbursement or compensation for a formal meeting is principally to be based on the finances of the Company available at the time.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as December 31, 2001. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.


Title of          Name and Address                 Beneficial                 Percent
Class             Beneficial Owner                 Owner                      of Class
-----             ----------------                 -----                      ----------
Common            Jay C. Wilson                     1,870,335 (1)             10.37%
                  124 South First Street
                  Stephens, Arkansas 71764
Common            Larry W. Trapp                    2,620,000 (2)             14.42%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            Mel Herzog                        1,792,500(3)               9.935%
                  P.O. Box 15666
                  Scottsdale, Arizona 85267-5666
Common            David J. Kronenberg               1,670,000(4)               9.25%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William A. Sanders                  510,000                  2.82%
                  3202 W. Bell Road Apt#1177
                  Phoenix, Arizona 85053
Common            Melvena Alexander                   790,000 (5)              4.37%
                  6564 Smoke Tree Lane
                  Scottsdale, Arizona 85253
Common            Dennis R Alexander (5)            1,512,500 (6)              8.38%
                  5423 E. Piping Rock Road
                  Scottsdale, Arizona 85254
Common            Thomas J. Richards                  830,000 (7)              4.60%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William V. Harlow, Jr.               20,000                  0.01%
                  119 West 15th Street
                  Amarillo, Texas 79101
Common            All Officers and Directors
                  as a Group                         11,615,335                 64.38%


(1) Jay C. Wilson has voting power for the shares owned by Leanna Wilson his daughter and the owner of 1,755,915 shares. Lenna Jenson is also the daughter of Jay C. Wilson and sister to Leanna Wilson, and holder of 84,695. Juanita Whitt is Manager at Producers Supply, Inc. and owns 29,725 shares.

(2) Includes 1,362,500 shares owned directly by Mr. Trapp. He is the Parent of Michael Trapp, whose 657,500 shares are included in his total. Also included are 600,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Trapp. Not reflected are 62,500 shares gifted to Thomas J. Richards, Advisor (7), and Melvena Alexander, Secretary (5).

(3) Includes 1,187,500 shares owned by the Herzog Revocable Living Trust JT Grantors, and 15,000 shares owned by his wife Charlotte Herzog. Also included are 600,000 shares common restricted stock under presently exercisable options, which may be purchased by the Herzog Revocable Living Trust JT Grantors. Not included in the table are 62,500 shares gifted to Thomas J. Richards, Advisor
(7), and 25,000 shares gifted to Melvena Alexander, Secretary (5).

(4) Includes 1,137,500 owned by the DJ and SM Kronenberg Family Limited Liability Limited Partnership (LLLP) that Mr. Kronenberg is a Limited Partner of with his wife Sheryl M. Kronenberg. Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Kronenberg, and 2,500 shares owned indirectly through Royal Crest, LLC, which is managed by him. Not reflected are 40,000 shares gifted to Ronald and Marie Mencaraelli, sister and brother-in-law; 40,000 gifted to Anthony and Clare Fernandez, sister and brother-in-law; and 20,000 shares gifted to Rita Kronenberg, sister; 62,500 shares gifted to Thomas J. Richards, advisor
(5); and 25,000 shares gifted to Melvena Alexander, Secretary (7).

(5) Includes 190,000 shares owned directly by Mrs. Alexander, and 100,000 shares as the total of all gifts aggregated, as received by her from Mel Herzog (3), Dennis Alexander (6), David Kronenberg (4), and Larry Trapp (2). Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mrs. Alexander. Not reflected in the table are 10,000 shares gifted to Bud Hirk from her original shares.

(6) Includes 412,500 shares owned directly by Mr. Alexander, and 300,000 in the name of his wife, Deborah L. Alexander. There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children, and he has voting power over 50,000 in the name of Aaron Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife's adult children. Also included are 600,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alexander. Not reflected are 25,000 shares gifted to Melvena Alexander (5), Secretary, and 62,500 shares to Thomas J. Richards, advisor (5). Dennis Alexander is the son of Melvena Alexander.

(7) Includes 80,000 shares owned directly by Mr. Richards, and 250,000 shares as the total of all gifts aggregated, as equally received by him from Mel Herzog
(3), Dennis Alexander (6), David Kronenberg (4), and Larry Trapp (2). Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Richards.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 25, 1999 the Company through a business combination reorganization and reverse acquisition process acquired all the outstanding shares of Energy Producers Group, Inc., and its wholly owned subsidiary, Producers Supply, Inc. The transaction was accomplished through the issuance of 9,820,835 shares of the Company's restricted common stock. Five shares of the Company's stock was issued in exchange for each one share of Energy Producers Group, Inc.'s common stock. The Company in this process acquired all of the shares representing 100% of Energy Producers Group, Inc., which included 100% ownership held in Producers Supply, Inc. Although Energy Producers Group, Inc. was the legal acquirer; it was dissolved subsequent to the transaction, so Energy Producers, Inc. (the Company) is treated as having acquired Energy Producers Group, Inc. Accordingly, the transactions have been accounted for as a reverse acquisition and Energy Producers, Inc. and its wholly owned subsidiary Producers Supply, Inc. is now referred to as the Company. The historical financial statements are those of Energy Producers, Inc., which have been restated for the equivalent number of shares received in the transaction. The results of operation of Energy Producers Group, Inc. (legal acquirer) are included in the financial statements of the combined Energy Producers Group, Inc. and Energy Producers, Inc.

Note to J.C. Wilson Pipe and Supply, Inc.                             $245,000.
Note was issued August 15, 1999 and accrues interest at the rate of 9.5% per annum and, with extensions is due on or before June 1, 2002.
(An extension was granted on the terms of the note, and negotiations are underway to restructure the debt.)

Unsecured demand note payable to J.C. Wilson                          $   500.
Pipe and Supply, Inc.

Jay C. Wilson a President and director of Producers Supply, Inc. owns J.C. Wilson Pipe and Supply, Inc. His daughters Leanna Wilson and Lenna J. Jensen along with Juanita Whitt current manager Producers Supply, Inc. are the former owners of Producers Supply, Inc. and are shareholders of the Company. Mr. Wilson has voting power over the shares owned by Leanna Wilson, Lenna J. Jensen, and Juanita Whitt.

Note to Royal Crest, LLC                                              $371,915
issued September 20, 2000 with
interest at 20% per annum. Monthly
payments are interest only with full
payment due on October 31, 2003.
(The note is current)

General Terms for the new Royal Crest, LLC note; effective for the period commencing March 31, 2001; Principle amount, $342,500, secured by a deed of trust on the Young County Properties, with interest rate of 20%, payable interest only beginning April 30, 2001 and continuing, all due and payable January 31, 2003. (See also section on "Liquidity and Capital Resources")

The mother of Mr. Kronenberg owns Royal Crest LLC that he administers. Royal Crest LLC has a security interest for the note in the Young County, Texas properties owned by the Company. Mr. Kronenberg is a Director, and Assistant Secretary of the Company, who is related to Royal Crest LLC, a beneficial owner of the Company, a shareholder, and control person indirectly through DJ and SM Kronenberg Limited Liability Limited Partnership (LLLP).

The Company is sub leasing to a David J. Kronenberg, indirectly through Kronenberg Tax and Management LLC, half of the Company's subleased office space on a month-to-month basis. The Company's arrangement for sub leased office space is with a non affiliated party (a co-sharing basis) approximately 2,000 square feet of office space for its corporate headquarters at 7944 E. Beck Lane, Suite 200, Scottsdale, Arizona 85260-1774, and its telephone number is (480) 778-0488. The terms of the sub-lease are monthly at the rate of $1,200.00 per month. Duration of the lease is within the non-affiliate party's 2-year renewable lease provisions. The Company has the same terms as to duration and roll over options at its election and is current in its payments.

The following note is held and administered by a related party of the Company.

Note to Baseline Capital, Inc.                                 $ 691,800
Note was issued September 29, 2000 and is a non-interest bearing note. Minimum monthly payments of $25,000 or 80% of net production proceeds from specified properties. (*The note is current)
(See also other discussions
contained elsewhere in this document)

Baseline Capital, Inc. and Mr. Karl Reiter holds option grants for future exercises and the Young County, Texas oil properties owned by the Company, which are managed by Baseline Capital, Inc. and provide for a consulting agreement with Karl J. Reiter of Baseline Capital, Inc.

Promissory Note payable to Larry W. Trapp.                    $   14,200
Note was issued June 1, 2001 with interest at 12% per annum. Due August 1, 2002.

Larry W. Trapp is a Director and shareholder of the Company.

Promissory Note payable to Thomas J. Richards.                $   13,150
Note was issued December 6, 2001 with interest at 18% per annum after due date December 17, 2001, plus $700 origination fee and $1,315 penalty.

Thomas J. Richards is an advisor/consultant and shareholder of the Company.

Unsecured, Demand Note Payable to Mel Herzog,                 $   18,461
a Director and shareholder.

Unsecured, Demand Note Payable to Dennis R. Alexander, $10,228 a Director and shareholder.

Contracts
---------

The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts paid are as follows:

Entity                                      Related Party              2001     2000
------                                      -------------              ----     ----
Academy Research                            Mel Herzog (1)             $ 3,000  $84,500
Global Media Network USA, Inc.              Dennis R. Alexander (2)    $45,001  $92,750
Melvena Alexander, CPA                      Melvena Alexander (3)      $13,550  $46,900


(1) Mel Herzog, Chairman and CEO, is a shareholder and officer of the Company.

(2) Dennis R. Alexander, President and Director, is a shareholder and officer of the Company.

(3) Melvena Alexander, Secretary and Comptroller, is a shareholder and officer of the Company.

The Company issued 10,000 shares of restricted common stock in September 2000 to William V. Harlow Jr. in exchange for a letter of intent to purchase his business (Harlow Corporation). Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation.

(*)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following:

Name                        Date            Share Amt.        Purpose/in consideration of
----                        ----            ----------        ---------------------------
Troy Rogers (1)             9/27/00         10,000            for a first right to purchase Young
                                                              County Texas oil properties-leases.
Michael Trapp (2)           9/27/00         15,000            making a 15,000 loan
Thomas J. Richards (3)      9/27/00         30,000            making a 30,000 loan
Scott Gardner (4)           9/27/00         30,000            making a 30,000 loan
Scott Gardner (4)           1/18/01         20,000            making a 20,000 loan


(*)$75,000 of the loan proceeds was used to pay the closing costs on the purchase of the Rogers Property interests. The additional $20,000 was used for working capital.

(1) Troy Rogers of Rogers Drilling Company of Olney, Young County Texas, owned certain properties and a majority of its interests were purchased by the Company September 29, 2000 (see "Description of Properties"). The Company must include and file for a registration of these shares if it has an offering in the future.

(2) Michael Trapp a shareholder of the Company is the son of Larry W. Trapp, a shareholder, Director, and Treasurer of the Company.

(3) Thomas J. Richards is on our advisory board, and is a shareholder and beneficial owner of the Company.

(4) Scott Gardner is not an affiliate, director, or officer of the Company but was a lender to the Company.

The Company granted stock options for the purchase of shares of the Company's common stock to a certain individual for his consulting and advisory work on the Life Energy Technology Holdings, Ltd transaction and other assistance. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                Option Grants in the Fiscal Year 2000, continued
                           Number of                   % of Total
                           Securities Underlying       Options Granted           Exercise or Base   Expiration
Name                       Options Granted (#)         in Fiscal Year            Price ($/sh)       Date
----                       -------------------         --------------            ------------       ----
Bradley T. Ray
7105 Catalina Isle Drive
Lake Worth, Florida        500,000                        7.576%                    $0.95              11/30/07
33467


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

The date of all agreements set forth in the table above is September 30, 2000; the vesting date for the option grants is sixty (60) days following the date of the Agreement. The expiration of each of the agreements is seven (7) years from the date of vesting.

The agreement calls for the filing of a registration statement including the option shares within six months of the date of the agreements or all of the option shares shall be immediately issued to optionee without payment by or at cost to optionee, and shall be restricted stock of the Company under rule 144 of the Securities act of 1933, as amended and the Company shall then be required to file for the registration of the option shares within twelve months of the date of the agreements. The provision in the immediately preceding paragraph, whereas; the option agreements call for the immediate issuance of the option shares without payment by or at cost to the optionees if the filing of a registration of the option shares has not occurred within six months of the date of the agreements; this provision requirement has been waived by all of the individuals and entities listed in the option table under the Section titled "Executive Compensation" table and footnotes "Option Grants in the Last Fiscal Year To Officers, Consultants, Directors, and Advisors", and further to the best knowledge of the Company this provision has been waived by all of the individuals covered by option agreements listed in the table above and elsewhere in this document including Baseline Capital, Inc. and individuals and or entities covered under the Baseline Capital, Inc. agreement with the Company. This initial requirement has been fulfilled by the Company's filing of its initial Form 10SB registration statement on April 2, 2001.

For all option grants listed in this document the following provision is provided: If at any time after the date of this Agreement and prior to the expiration of all Exercise period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the "Securities Act") for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so ("Notice of Intent") and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter's opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

On October 30, 2000 the Company entered into a Purchase Agreement with Life Energy Technology Holdings, Ltd. of Ireland under which Life Energy agreed to purchase 49% of Energy Producers, Inc.'s common stock for twenty million U.S. dollars worth of natural resource commodity or pulverized fuel ash (PFA), that was to be convertible by Life Energy into cash by sale of the commodity or PFA on a scheduled basis in accordance with its agreement with the Company. PFA is a waste product derived from coal-fired power plant. This Purchase Agreement was not completed.

One Million shares of Preferred Series B convertible stock with a stated value of $20 per share are being held in escrow pending receipt of the monies, other technical related items, and determinations.

In October 2000 the Company pursued an Asset Purchase Agreement with Calmon Enterprises, Inc. to acquire Hull Silk Field equipment, technology licenses and related liabilities. The acquisition was never consummated.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

There are no exhibits or reports on Form 8-K.

PART F/S                   FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                  /s/ Mel Herzog
                                                                  --------------
                                                                      Mel Herzog
                                                                Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mel Herzog
--------------
Mel Herzog,  Chairman and CEO

/s/ Dennis R. Alexander
-----------------------
Dennis R. Alexander, Director/President

/s/ Larry W. Trapp
------------------
Larry W. Trapp,  Director/Vice President/Treasurer

/s/ David J. Kronenberg
-----------------------
David J. Kronenberg, Director

/s/ Jay C. Wilson
-----------------
Jay C. Wilson, Director

/s/ Pat B. Hammons
------------------
Pat B. Hammons, Director