Form 10KSB/A
period 2001-12-31
ENERGY PRODUCERS INC
filed 2002-04-17
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

The aggregate market value on December 31, 2001, of common shares held by non-affiliates was approximately $122,640 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

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

On October 30,  2000 the Company  entered  into a purchase  agreement  with Life
Energy  Technology   Holdings,   Ltd.  of  Ireland.   The  transaction  was  not
consummated.

The Company pursued a purchase agreement with Calmon Enterprises, Inc., of Texas that was not consummated.

The Company is required to file a registration statement for certain securities under the terms of various agreements or the Company will lose various rights. See "Business Risks" and "Recent Sales of Unregistered Securities" for additional discussion.

RECENT DEVELOPMENTS:

Since December 31, 2000 the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties in Young County, Texas.

During the fiscal year ending December 31, 2001 the Company incurred normal expenses in repairing pumps, casing leaks, and other remedial work on various wells in our producing oil leases in Young County, Texas. Expenditures of $11,250 were spent plugging off the producing Mississippian zone in our Wiechman #1 deep well and recompleting up the pipe to produce oil in the Caddo formation. A recompletion is a work over that entails completion of the well in a productive structure, either shallower or deeper, that has not previously been produced through the well.

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

As to reference a Company press release of March 28, 2001 and later reported as an update in previous filings on Form 10SB/A2: with respect to potential projects in the Republic of Kazakhstan we have terminated all involvement. On October 30, 2000 the Company entered into a purchase agreement with Life Energy Technology Holdings, Ltd. of Ireland in which Life Energy agreed to acquire in accordance with the agreement, 49% of the then issued and outstanding shares for $20,000,000 investment in the company. The agreement was never consummated.

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

Operating Losses: The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company's planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. Our net losses through December 31, 2001 are approximately $8,275.

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

Lease Name                 Well Names                County           Working          Net Revenue
                           Under Leases                               Interest(%)      Interest(%)
Griffon                                              Young              87.5            68.359370
                           Griffon #1                Young              87.5            68.359370
                           Griffon #2 (SWD)          Young              87.5            68.359370
K-W Unit                                             Young              87.5            69.692910
                           K-W Unit                  Young              87.5            69.692910
McClatchy "B"                                        Young              87.5            71.750000
                           McClatchy B               Young              87.5            71.750000
Wiechman Deep                                        Young              87.5            70.000000
                           Wiechman#1                Young              87.5            70.000000
Wechman Shallow                                      Young              87.5            70.000020
                           Wiechman#2                Young              87.5            70.000020
                           Wiechman#4                Young              87.5            70.000020
                           Wiechman#5                Young              87.5            70.000020
                           Wiechman#8                Young              87.5            70.000020
                           Wiechman#10               Young              87.5            70.000020
Weichman "B"                                         Young              87.5            70.000000
                           Wiechman B                Young              87.5            70.000000
                           Wiechman (SWD)            Young              87.5            70.000000


A working interest means the percentage of the operating, drilling, completing and reworking costs that the Company is required to pay. The net revenue interest is the percentage of the revenues that the Company receives from the sale of oil that is produced from the wells.

A mineral interest is the ownership of rights to gas, oil, or other minerals as they naturally occur in place, at or below the surface of a tract of land. Ownership of the minerals carries with it the right to make such reasonable use of the surface as may be necessary to explore for and produce the minerals. Only the mineral owner (or fee owner) may execute an oil or gas lease conveying his interest in a tract of land. Severance: The owner of all rights to a tract of land (vertically or horizontally). In horizontal severance, for example, if he chooses to sell all or part of the mineral rights, two distinct estates are created: the surface rights to the tract of land and the mineral rights to the same tract. The two estates may change hands independantly of each other. Severed minerals irghts may be restricted as to mineral type, or limited by depth, (in which case the landowner retains the rights to minerals other than those severed, and to depth intervals other than those severed.)

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


no options were exercised by any party having options in the Company during the year ending December 31, 2001.

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

The Company entered into an agreement with Life Energy Technology Holdings, Ltd. of Ireland under which Life Energy agrees to purchase 49% of Energy Producers, Inc.'s stock for twenty million U.S. Dollars. The agreement was never consummated.

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
421 E. Oraibi Drive
Phoenix, Arizona 85024


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

The date of the agreement set forth in the table above is December 22, 2000; the vesting date for the option grants is sixty (90) days following the date of the Agreement. The expiration of each of the agreement is two (2) years from the date of vesting, valid until March 23, 2004.

The option shares all or part upon exercise, if any, must be paid for in cash. The option shares upon any effective registration are subject to and will require a separate lock up agreement to be entered into by the optionee. Further the option shares contain leak out provisions that will limit sale to no more than the then one sixth of 20% of the total trading volume for the month and the trading volume shall be the average daily volume for the previous twenty trading days.

If at any time after the date of the option Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the "Securities Act") for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so ("Notice of Intent") and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration), the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter's opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

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

The Company's total stockholders' equity deficit was reduced from ($133,002) in Year 2000 to ($83,460) in Year 2001. Although still negative, this improvement in shareholder's equity was the result of a reduction in deferred expense and payables in Year 2001.

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


                                  CONSOLIDATED

                              FINANCIAL STATEMENTS


                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                              FINANCIAL STATEMENTS


                     DECEMBER 31, 2001 AND DECEMBER 31, 2000


Accountant's Report . . . . . . . . . . . . . . . . .  . . . . . . . . . . . F-2

Financial Statements

Balance Sheets B Assets . . . . . . . . . . . . . . . . . .. . . . . . . . . F-3
Liabilities and Stockholders Equity. . . . . . . . . . . .  . . .  . . . . . F-4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Statement of Stockholders Equity . . . . . . . . . . . . . . . . . . . . . . F-6
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-8
Supplemental Oil and Gas Information . . . . . . . . . . . . . . . . . . . . F-18


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


/s/ Henry Schiffer
------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 15, 2002

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                  (Consolidated)

                                 BALANCE SHEETS

                     Years ended December 31, 2001 and 2000

                                     ASSETS

                                                       Year ended               Year ended
                                                       December 31,             December 31,
                                                       2001                     2000
                                                       ----                     ----
Current Assets:
Cash                                                   $   24,803               $   47,610
Accounts receivable                                        15,907                   53,711
Inventory (Note 1)                                         50,507                   52,194
Advances to shareholders                                        -                   12,579
Notes and other receivables(Note 2)                         2,500                   55,500
Deferred income tax        (Note 1)                             -                    1,026

     Total current assets                                  93,717                  222,620

Property and Equipment:    (Note 1)
Land                                                        9,000                    9,000
Building/Improvements                                      47,184                   42,184
Equipment                                                  92,247                   92,247
   Less: accumulated depreciation                        (106,717)                (105,362)
     Net Property and Equipment                            41,714                   38,069

Oil and Gas Leases:        (Note 1)                     1,340,428                1,385,385
   Less: accumulated amortization                          (3,402)                    (851)
     Net Oil and Gas Leases                             1,337,026                1,384,534
                                                        ---------                ---------
Total Net properties and equipment                      1,378,740                1,422,603

        Total Assets                                   $1,472,457               $1,645,223


   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                                 BALANCE SHEETS

                     Years ended December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        Year ended              Year ended
                                                        December 31,            December 31,
                                                        2001                    2000
                                                        ----                    ----
Current Liabilities:
Accounts payable                                        $   53,489              $   114,716
Taxes payable                                                  498                        -
Notes payable      (Note 3)                                389,776                  368,509
Accrued interest                                            38,536                        -
Deferred Subscription Payable                                   -0-                 100,000
                                                                ---                 -------

  Total current liabilities                                482,299                  583,225

Long Term Liabilities:
Notes Payable      (Note 3)                                400,164                  679,817
Due to Shareholders(Note 5)                                673,454                  515,183

  Total long term liabilities                            1,073,618                1,195,000
                                                         ---------                ---------
         Total Liabilities                               1,555,917                1,778,225
                                                         ---------                ---------
Stockholders' Equity:
Common stock:
  Authorized 200,000,000 shares at $0.001
  par value; issued and outstanding
  11,741,812 shares at December 31, 2001;
  10,891,812 shares at December 31, 2000;
  and 10,881,812 shares at December 31, 1999
  and 1,250,000 at December 31, 1998 and 1997               11,742                   10,892
Preferred stock:  authorized 50,000,000
  shares at $0.001 par value;  issued
  and outstanding:  none
Paid in capital                                            684,795                  627,828
Accumulated deficit                                       (779,997)                (771,722)
                                                          ---------                ---------
     Total Stockholders' Equity                            (83,460)                (133,002)

         Total Liabilities and Stockholders' Equity     $1,472,457              $ 1,645,223
                                                        ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 2001 and 2000

                                                        Year ended             Year ended
                                                        December 31,           December 31,
                                                        2001                   2000
                                                        ----                   ----
Revenues:
  Oil Revenues                                          $  354,608             $  143,374
  Cost of Sales                                            (78,878)               (14,010)
                                                           --------               --------
                                                           275,730                129,364
                                                           --------               --------
Retail Sales:                                               30,121                 25,694
  Cost of Goods Sold                                        (9,795)               (10,325)
                                                            -------               --------
     Net Retail Sales                                       20,326                 15,369
Total Net Revenues                                         296,056                144,733

Operating Expenses:
Selling, General and
  Administrative expenses                                 (214,927)              (152,214)

Gain(Loss)from operations(Note 3)                           81,129                 (7,481)

Other Income (Expense):
 Gain on sale of securities                                      -                 81,461
 Investment income                                               -                 14,661
 Income tax benefit                                              -                    168
 Other income                                                  330                      -
 Interest expense                                          (89,734)               (43,992)

     Total Other Income (Expense)                          (89,404)                52,298

Income before provision
for Income Taxes                                            (8,275)                44,817
Provision for Income Taxes                                      -0-                    -0-

Net Income (Loss)                                       $   (8,275)             $  44,817

Number of outstanding shares                            11,741,812             10,891,812

Net Gain (Loss) per share (Note 6)                            (nil)                  .004

Earnings Per Share on
Operating Income                                             .0069                  (.007)


   The accompanying notes are an integral part of these financial statements.

                              ENERGY PROUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
         From October 4, 1995 (date of inception) to December 31, 2001

                                    Common     Stock     Paid in     Accumulated
                                    Shares     Amount    Capital     Deficit      Totals
                                    ------     ------    -------     -------      ------
Shares issued at inception
  to initial shareholders           1,250,000    1,250                               1,250

Capital contributed by
 shareholder                        _________    _____    71,920     _______        71,920
Balance December 31, 1995           1,250,000    1,250    71,920     (31,096)      (42,074)

Capital contributed by
 shareholder                                             290,087                   290,087

Net(loss)for the year1996           _________    _____   _______    (332,088)     (332,088)
Balance December 31, 1996           1,250,000    1,250   362,007    (363,184)           73

Capital contributed by
shareholder                                               51,046                    51,046

Net(loss)for the year1997           _________    _____   _______     (51,046)      (51,046)
Balance December 31, 1997           1,250,000    1,250   413,053    (414,230)           73

Capital contributed by
 shareholder                                              71,913                    71,913

Net(loss)for the year1998           _________    _____   _______     (71,986)      (71,986)
Balance December 31, 1998           1,250,000    1,250   484,966    (486,216)           -0-

Stock surrendered by
 Shareholder and
 retired to treasury                 (189,023)    (189)      189

Issuance of stock for
 Reverse acquisition of
 Energy Producers
 Group, Inc.                        9,820,835    9,821   114,108                   123,929

Capital contributed by
 shareholder                                              27,325                    27,325

Net(loss)for the year1999           __________  ______              (330,323)     (330,323)

Balance December 31,1999            10,881,812  10,882   626,588    (816,539)     (179,069)

Stock issued as
 Consideration for loans
 and other services                     10,000      10     1,240                     1,250
Net gain for the year ended
 December 31, 2000                  __________  ______    _______     44,817        44,817

Balance December 31,2000            10,891,812  10,892   627,828    (771,722)     (133,002)

Capital contributed by
 shareholders                          105,000     105    13,125                    13,230
Stock issued as
  Consideration for loans
  and other services                   745,000     745    43,842                    44,587

Net(loss)for the year ended
  December 31, 2001                 __________  ______   _______      (8,275)       (8,275)
Balance December 31,2001            11,741,812  11,742   684,795    (779,997)     ( 83,460)
                                    ==========  ======   ========   =========     =========

   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                             STATEMENT OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

                                                                        Year ended        Year ended
                                                                        December 31,      December 31,
                                                                        2001              2000
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                                              $   (8,275)       $    44,817
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                             3,906                936
Gain on sale of securities                                                       -            (81,461)
Change in assets and liabilities
   (Increase) decrease in accounts receivable                               37,804            (50,973)
   (Increase) decrease in inventory                                          1,687               (199)
    Increase (decrease) in accounts payable                                (60,729)           112,975
    Increase (decrease) in accrued expenses                                 39,562             (4,045)
Net cash provided(used)by operating activities                              13,955             22,050
                                                                            ------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                                    53,000            (40,000)
  Proceeds from sale (cost) of securities                                        -            199,149
  Purchase of property and equipment                                        (5,000)           (29,154)
  Purchase of oil leases                                                    44,957           (191,122)
Net cash provided (used) by Investing
  Activities                                                                92,957            (61,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)decrease in advances to shareholder                               12,579              3,860
 Proceeds from notes payable                                                84,868                  -
 Repayment of notes payable                                               (343,254)          (195,937)
 Increase in shareholder notes payable                                     158,271            147,495
 Stock issued                                                                  850                 10
Contributed capital                                                         56,967              1,240
Increase (decrease) in deferred subscriptions                             (100,000)           100,000
                                                                           --------           -------
Net cash provided(used)by Financing Activities                            (129,719)            56,668
                                                                           --------           -------
NET INCREASE (DECREASE) IN CASH                                            (22,807)            17,591

CASH BALANCE BEGINNING OF PERIOD                                          $ 47,610           $ 30,019
                                                                            ------           --------
CASH BALANCE END OF PERIOD                                                $ 24,803           $ 47,610
                                                                            ======           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
  Interest                                                                  89,734             43,992
  Income Taxes                                                                  -0-               -0-


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

(a)  Organization and Business Activities:

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

(b)  Depreciation:

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

     The Company records oil and gas sales on the entitlement method, recognizing its net share of all production as revenue. Any amount received in excess of or less than the Company's revenue interest will be recorded in the net oil balancing liability.

Cont'd: (f) Oil and Gas Properties:

                    Statement of Revenues and Direct Expenses
                                      2001

Revenues:
Oil Sales               $ 354,608
Expenses:
Lease Operating            62,486
Management                 24,000
Severance Taxes            16,392
Total Expenses            102,878

Net Income (loss)       $ 251,730


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
Issued to Producers Supply, Inc.
(wholly owned Subsidiary)unsecured,
demand note dated June 9, 1999.
                                                                       ---------
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

         $ 13,273



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


Note 4 Contracts

     The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners, and their amounts paid are as follows:

Entity                     Related Party        2001            2000
------                     -------------        ----            ----
Academy Research           Mel Herzog           $  3,000        $  84,500
Global Media
  Network   USA,   Inc.    Dennis R. Alexander  $ 45,001        $  92,750
Melvena Alexander, CPA     Melvena Alexander    $ 13,550        $  46,900


Mel Herzog, Dennis R. Alexander and Melvena Alexander are all shareholders and officers of the Company.

Note 5 Related Party Transactions Due to Shareholders


Note Payable to J. C. Wilson Pipe and Supply, Inc. Note                 $ 245,000
was issued August 15, 1999 and accrues
interest at the rate of 9.5% per annum and, with extensions, is due on or before June 1, 2002. An extension was granted on
the terms of the note, and negotiations are underway
to re- structure the debt.



Unsecured demand note payable to J. C. Wilson Pipe                      $ 500
and Supply, Inc. J. C. Wilson, a Director and
beneficial shareholder of Energy Producers, Inc., is also
owner of J. C. Wilson Pipe & Supply, Inc.


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 5 Related Party Transactions (Continued): Due to Shareholders


Note Payable to Royal Crest, LLC.                                       $ 371,915
Note was issued March 31, 2001 with interest at
20% per annum. Monthly payments are interest only with
full payment due January 31, 2003. David J.
Kronenberg, a Director and shareholder, is the beneficial
owner and manager of Royal Crest, LLC.



Promissory Note Payable to Larry W. Trapp.                              $  14,200
Note was issued June 1, 2001 with interest at
12% per annum. Due August 1, 2002. Larry W. Trapp is a
Director and shareholder.


Promissory Note Payable to Thomas J. Richards                                  $ 13,150
issued December 6, 2001 with interest at 18%
per annum after due date, December 17, 2001, plus
$700 origination fee and $1,315 point penalty.
Thomas J. Richards is an advisor/consultant and
shareholder.


Unsecured, Demand Note Payable to Mel Herzog,                           $ 18,461
a Director and shareholder.


Unsecured, Demand Note Payable to Dennis R.Alexander,                   $  10,228
a Director and shareholder

Total Due to Shareholders                                               $ 673,454


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

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 6 Earnings Per Share (Continued):

                                        For the Year Ended December 31, 2001
                                 Income (Loss)           Shares                 Per Share
                                (Numerator)             (Denominator)           Amount
                                -----------             -------------           ------
Loss to Common Stockholders        ($8,275)               11,741,812            $.00069
                                                                                ==========

     Options to purchase 4,000,000 shares of common stock at $0.95 per share, and 200,000 shares of common stock at $1.05 per share, were outstanding at December 31, 2001 but were not included in a computation of diluted earnings per share because the effect would be anti-dilutive.

Note 7 Dividend Policy

     The Company has not yet adopted a policy regarding dividends

Note 8 Depreciation and Amortization

     Depreciation   on  property   and   equipment  is   calculated   using  the
     straight-line method over the estimated useful life. Depreciation taken on equipment in 2001 was $1,355 and $85 in 2000.

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

                         1995         1996         1997         1998         1999         2000          2001
                         ----         ----         ----         ----         ----         ----          ----
Pre-Tax Financial
 Income (Loss)           (31,096)     (332,188)     (51,046)     (71,986)    (330,323)     44,817        (8,275)
Temporary Difference          -0-           -0-          -0-          -0-          -0-         -0-           -0-
Loss   Carryforward           -0-      (31,096)    (363,184)    (414,230)    (486,216)   (816,539)     (771,722)
                              ---      --------    ---------    ---------    ---------   ---------     ---------
Taxable   Income(Loss)   (31,096)     (363,184)    (414,230)    (486,216)    (816,539)   (771,722)     (779,997)
                         ========     =========   ==========    ========     =========   =========     =========
Tax Payable (refundable)      -0-           -0-          -0-          -0-          -0-         -0-           -0-


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

Note 12 Segment and Related Information

     Energy Producers, Inc. has two reportable segments: oil and gas leases, and supplies and services. The oil and gas segment pumps oil and the oil is purchased by Conoco, Inc. The equipment and supplies segment sells equipment and supplies to the oil industry.

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

                                                OIL          EQUIPMENT
                                                WELLS        AND SUPPLIES       TOTAL
                                                -----        ------------       -----
Revenues from external customers                $  354,608   $    30,120        $    384,728
Inter-segment revenues                                  -0-           -0-                 -0-
Gain on sale of hedges                                 630            -0-                  630
Depreciation and amortization                        2,731         1,175                 3,906
Segment (loss) profit                               14,545       (22,820)               (8,275)
Segment assets                                   1,390,542        81,915             1,472,457
Expenditures for segment assets                         -0-        5,000                 5,000


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


Note 12 Segment and Related Information (Continued):


REVENUES
Total revenues for reportable segments                                  $  384,728
Other revenues                                                                  -0-
Elimination of inter-segment revenues                                           -0-
Total Consolidated Revenues                                             $  384,728

PROFIT OR LOSS
Total loss for reportable segments                                         ($8,275)
Other profit or loss                                                            -0-
Elimination of inter-segment profits                                            -0-
Unallocated amounts                                                             -0-
  Total Consolidated Profit (loss)                                         ($8,275)

ASSETS
Total assets for reportable segments                                    $1,472,457
Other assets                                                                    -0-
Other unallocated amounts                                                       -0-
  Total Consolidated Assets                                             $1,472,457


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

                            Outstanding                          Exercisable
                            -----------                          -----------
                                 Weighted
                                 Average
                Number           Remaining      Weighted        Number          Weighted
                Outstanding      Contractual    Average         Exercisable     Average
Exercise        at               Life           Exercise        at              Exercise
Price           12/31/01        (Years)         Price           12/31/01        Price
-----           --------        -------         -----           --------        -----
 .95            3,800,000         5-11/12         .95           3,800,000        .95
 .95              200,000         2-1/4           .95             200,000        .95
1.05              200,000         2-3/4          1.05             200,000       1.05


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 13 Options and Warrants  (Continued):

     The Company uses the fair value method, per statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) to value its options and warrants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:


                                                 December 31, 2001
                                                 -----------------
Expected Dividend Yield                                 -0-
Expected Stock Price Volatility                         0.299
Risk-Free Interest Rate                                 3.35
Expected Life of Options                           3 to 5 years


     The weighted average fair value of options and warrants granted during 2001 was $0.0.

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

     The Company, having received approval of the majority of the Board of Directors, has additionally reserved 200,000 shares for options granted to two non-affiliate individuals.

                             ENERGY PRODUCERS, INC.

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                    Unaudited

                     Years ended December 31, 2001 and 2000

The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the full cost method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial
Accounting   Standards  No.  69   "Disclosures   about  Oil  and  Gas  Producing
Activities".

         Capitalized Costs Relating to Oil and Gas Producing Activities
                           December 31, 2001 and 2000
                                                2001            2000
                                                ----            ----
Proved Oil Leases                               $ 1,308,428     $ 1,353,385
Unproved Oil Leases                                  32,000          32,000
                                                 ----------      ----------
Sub total                                         1,340,428       1,385,385

Accumulated Depreciation,
  Depletion and amortization,
  and valuation allowances                           (3,402)           (851)
                                                      ------      ----------
Net capitalized costs                           $ 1,337,026     $ 1,384,534


                             ENERGY PRODUCERS, INC.

                COSTS INCURRED IN OIL AND GAS LEASE ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2001 and 2000

                                                                        2001                    2000
                                                                        ----                    ----
Acquisition of Oil Leases:

Proved                                                                  $1,308,428              $1,353,385
Unproved                                                                    32,000                  32,000
Exploration Costs                                                               -0-                     -0-
Development Costs                                                               -0-                     -0-
         Total Costs Incurred                                           $1,340,428              $1,385,385
                                                                        ==========            =============

                             ENERGY PRODUCERS, INC.

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
                                    Unaudited

                     Years Ended December 31, 2001 and 2000


                                                        2001                  2000
                                                        ----                  ----
Oil Sales                                               $  354,608            $  143,374
Production Costs                                          (102,878)              (13,159)
Exploration Costs                                               -0-                   -0-
Depreciation, Depletion, Amortization
  and Valuation Provisions                                  (2,551)                 (851)
                                                           --------               --------

Net Income (loss) before Income Taxes                      249,179               129,364

Income Tax (provision) benefit                                  -0-                   -0-

Results of Operations from Oil and Gas
  Producing Activities                                  $  249,179            $  129,364
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

Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table below are proved, developed reserves and are located within the United States.

                                                                2001                          2000
                                                                ----                          ----
                                                        OIL             GAS          OIL             GAS
                                                        ---             ---          ---             ---
PROVED DEVELOPED AND UNDEVELOPED RESERVES               (bbls)                         (bbls)
Beginning of Year                                        235,983            -0-           -0-            -0-
Revision in previous estimates                           (12,289)           -0-           -0-            -0-
Discoveries and extension                                     -0-           -0-           -0-            -0-
Purchase in place                                             -0-           -0-      240,534             -0-
Production                                               (13,765)           -0-       (4,551)            -0-
Sales in place                                               (-0-)          -0-           -0-            -0-
                                                             -----          ---           ---            ---
End of Year                                              209,929            -0-      235,983             -0-
                                                         ========          =====    =========           =====
PROVED DEVELOPED RESERVES:

Beginning of Year                                        127,847            -0-           -0-            -0-
End of Year                                              102,537            -0-      127,847             -0-
                                                         =======           =====    =========           =====

                             ENERGY PRODUCERS, INC.

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                 NET CASH FLOWS AND CHANGES THEREIN RELATING TO
                           PROVED OIL AND GAS RESERVES
                                    Unaudited

                          At December 31, 2001 and 2000

                                                                                        2001           2000
                                                                                        ----           ----
Future Cash Flows                                                                       $  2,186,408   $  3,400,730
Future Production and Development Costs                                                     (545,375)      (801,563)
Future Income Tax Expenses                                                                        -0-      (105,300)
Future Net Cash Flows                                                                      1,641,033      2,493,867

10% Annual Discount for Estimated Timing of Cash Flows                                      (526,558)      (800,207)

Standardized measure of Discounted Future Net Cash Flows                                $  1,114,475   $  1,693,660


The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved reserves of oil. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions*. The values expressed are estimated only, without actual long term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

*Values for 2000 have been restated, eliminating proved undeveloped properties.

                             ENERGY PRODUCERS, INC.

                       CHANGES IN THE STANDARDIZED MEASURE
                         OF DISCOUNTED FUTURE CASH FLOWS
                                    Unaudited

                          At December 31, 2001 and 2000

                                                                2001            2000
                                                                ----            ----
Balance, Beginning of Year:                                     $   1,693,660   $       -0-

Sales of Oil Produced Net of Production Costs                        (249,179)    (129,364)

Net Changes in Prices and Production Costs                           (607,273)    (257,268)

Extensions and Discoveries, less Related Costs                             -0-          -0-

Purchase and Sales of Oil in Place                                          -    1,385,385

Revisions of Estimated Development Costs                             (354,591)          -0-

Accretion of Discount                                                 526,558      800,207
                                                                      -------      -------

Net Changes in Income Taxes                                           105,300     (105,300)
                                                                      -------     ---------

Balance, End of Year                                            $   1,114,475   $1,693,660
                                                                =============   ==========

                               ACCOUNTANT'S REPORT



To The Board of Directors and Stockholders
Energy Producers, Inc.

I have audited the accompanying Historical Summaries of Gross Income and Direct Operating Expenses for certain wells of Rogers Drilling Company for the calendar year 1999 and the nine (9) month period ended September 30, 2000. These Historical Summaries are the responsibility of Rogers Drilling Company's management. My responsibility is to express an opinion on the Historical Summaries based on my audits.

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

In my opinion, the Historical Summaries referred to above present fairly, in all material respect, the gross income and direct operating expenses described in
Note 1 of Rogers Drilling Company for the calendar year 1999 and the nine (9) months ended September 30, 2000, in conformity with generally accepted accounting principles.



/s/ Henry Schiffer
------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 4, 2002

                             ROGERS DRILLING COMPANY
                    HISTORICAL SUMMARIES OF GROSS INCOME AND
                   DIRECT OPERATING EXPENSES FOR CERTAIN WELLS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                          GRIFFIN       MCCLATCHY    WIECHMAN            WIECHMAN        K-W UNIT
                                                                B          #1                  #2                        TOTAL
                          Sales            $4,607         $28,047    $256,517            $480,901        $119,089        $889,161
                                           ------         -------    --------            --------        --------        --------
OPERATING COSTS
   Pumper/Roustabout                        2,400           1,800           3,800           4,280           2,250          14,530
   Dozer                                        0             180               0             660           1,020           1,860
   Electricity                              2,917           4,205               0           5,984               0          13,106
   Maintenance                                854           1,031               0           2,995             921           5,801
   Severance Tax                              167           1,172          11,970          18,743           5,506          37,558
   Other Taxes                                 61             142           3,177           5,920               0           9,300
   Permits/Licenses                             0              55               0             100              45             200
-------------------
   Trucking                                 4,574               0             191             455           2,319           7,539
                                            -----               -             ---             ---           -----           -----

Total Operating Costs                      10,973           8,585          19,138          39,137          12,061          89,894
                                           ------           -----          ------          ------          ------          ------

Gross Profit (Loss)                       -$6,366         $19,462        $237,379        $441,764        $107,028        $799,267
                                                                                                         --------
                               ===================================================================================================

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales                                     $14,943         $31,034        $112,583        $382,173        $182,726        $723,459
                                          -------         -------        --------        --------        --------        --------

OPERATING COSTS
   Pumper/Roustabout                        1,800           1,350           2,700           3,150           2,700          11,700
   Dozer                                      230               0               0             360             300             890
   Electricity                              2,651           2,009               0           3,276               0           7,936
   Maintenance                             10,989           4,965           3,598           1,752              21          21,325
   Severance Tax                              690           1,433           5,198          17,646           8,437          33,404
   Permits/Licenses                             0               0               0              39           1,952           1,991
   Trucking                                     0               0             375             210               0             585
                                                -               -             ---             ---               -

Total Operating Costs                      16,360           9,757          11,871          26,433          13,410          77,831
                                           ------           -----          ------          ------          ------          ------

Gross Profit (Loss)                       -$1,417         $21,277        $100,712        $355,740        $169,316        $645,628
                               ===================================================================================================


                             ROGERS DRILLING COMPANY
                          NOTES TO HISTORICAL SUMMARIES
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE
                                    YEAR 1999



Note 1. Effective October 1, 2000, Energy Producers, Inc. acquired, by purchase, an 87.5% working interest and a variable net revenue interest which is approximately 70% on average, in six (6) oil, gas and mineral leases in Young County, Texas. The six (6) leases cover ten (10) producing wells, and constitutes only a segment of the leases held by Rogers Drilling Company. The accompanying Historical Summaries of those ten (10) producing wells are being provided in accordance with the Securities and Exchange Commission Regulation S-B 228.310( c ).

Note 2. All sales are to Conoco, Inc. and income is recognized on a point of sale basis when Conoco, Inc. picks up the oil. All expenses are recognized when incurred.

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