Form 10QSB
period 2002-03-31
ENERGY PRODUCERS INC
filed 2002-05-14
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

Commission File Number: 0-32507

                             Energy Producers, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter.)

            Nevada                                       88-0345961
            ------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

7944 E. Beck Lane, Suite 200
Scottsdale, Arizona                                           71764
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

11,791,812 Shares of common stock issued and outstanding

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)




                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED MARCH 31, 2002

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                              FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001

Financial Statements

Balance Sheets - Assets.....................................................  F3

Liabilities and Stockholders' Equity........................................  F4

Statements of Operations....................................................  F5

Statement of Stockholders' Equity...........................................  F6

Statements of Cash Flows....................................................  F7

Notes to Consolidated Financial Statements..................................  F8


                                       F2

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

                   As of March 31, 2002 and December 31, 2001


                                    ASSETS

                                                March 31,                       December 31,
                                                2002                            2001
                                                ----                            ----
Current Assets
Cash                                            $   12,882                      $     24,803
Accounts Receivable                                 26,570                            15,907
Inventory                                           50,507                            50,507
Notes and other receivables                          2,500                             2,500
                                                ----------                        ----------

         Total Current Assets                       92,459                            93,717
                                                  --------                          --------

Property and Equipment:
Land                                                 9,000                             9,000
Building/Improvements                               47,184                            47,184
Equipment                                           86,747                            92,247
  Less:  accumulated depreciation                 (101,706)                         (106,717)
                                                  ---------                         ---------
     Net Property and Equipment                     41,225                            41,714
                                                 ---------                          --------

Oil and Gas Leases:                              1,340,428                         1,340,428
  Less:  accumulated amortization                   (3,846)                           (3,402)
                                               ------------                       -----------
     Net Oil and Gas Properties                  1,336,582                         1,337,026
                                                 ---------                         ---------

Total Net Properties and Equipment               1,377,807                         1,378,740
                                                 ---------                         ---------

         Total Assets                           $1,470,266                      $  1,472,457
                                                ==========                        ==========



   The accompanying notes are an integral part of these financial statements.

                                       F3

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                                 BALANCE SHEETS

                   As of March 31, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            March 31,                          December 31,
                                            2002                               2001
                                            ----                               ----
Current Liabilities:
Accounts payable                            $    48,752                        $     53,489
Taxes payable                                       498                                 498
Notes payable                                   328,100                             389,776
Accrued interest                                 48,026                              38,536
                                               --------                             -------

     Total Current Liabilities                  425,376                             482,299
                                               --------                             -------

Long-Term Liabilities:
Notes payable                                   338,982                             400,164
Due to shareholders                             856,853                             673,454
                                               --------                             -------

     Total Long-term Liabilities              1,195,835                           1,073,618
                                              ---------                           ---------

         Total Liabilities                    1,621,211                           1,555,917
                                              ---------                           ---------

Stockholders' Equity:
Common stock:
  Authorized 200,000,000
  shares at $0.001 par value.
  Issued and outstanding at
  March 31, 2002 11,791,812
  and 10,996,812 at
  December 31, 2001                              11,792                              11,742

Preferred stock:
  Authorized 50,000,000
  shares at $0.001 par value.
  Issued and outstanding:  None.

Paid in capital                                 694,745                             684,795
Accumulated deficit                            (857,482)                           (779,997)
                                               ---------                           ---------

         Total Stockholders' Equity            (150,945)                            (83,460)
                                               ---------                            --------
         Total Liabilities and
           Stockholders' Equity             $ 1,470,266                        $  1,472,457
                                              =========                           =========



   The accompanying notes are an integral part of these financial statements.

                                       F4

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                                             Three Months Ended                 Three Months Ended
                                             March 31,                          March 31,
                                             2002                               2001
                                             ----                               ----
Revenues:
  Oil Revenues                               $     57,802                       $      112,316
  Cost of Sales                                   (22,268)                             (15,888)
                                                  -------                             -----------
     Net Oil Revenues                              35,534                               96,428
                                                  -------                             ----------

  Subsidiary Sales:                                 3,083                                5,774
  Cost of Goods Sold                               (1,524)                              (1,598)
                                                   -------                            ----------
     Net Subsidiary Sales                           1,559                                4,176
                                                   -------                            ----------

Total Net Revenues                                 37,093                              100,604

Operating Expenses:
  Depreciation and Amortization                      (933)                                (802)
  Selling, General and Administrative             (90,921)                            (122,782)
                                                  ---------                           ---------

     Total Operating Expenses                     (91,854)                            (123,584)
                                                  ---------                           ---------

     Gain (Loss) from operations                  (54,761)                             (22,980)
                                                  ---------                           ----------

Other Income (Expense):
  Sale of assets                                    5,500                                    -
  Provision for federal income tax                     -0-                                  -0-
  Interest Expense                                (28,224)                             (17,962)
                                                  --------                            ---------

     Total Other Income (Expense)                 (22,724)                             (17,962)
                                                 ---------                             --------

Income (Loss) before provision for
   income taxes                                   (77,485)                             (40,942)
Provision for income taxes                             -0-                                  -0-
                                                  --------                            ---------

Net Income (Loss)                            $    (77,485)                      $      (40,942)
                                                  ========                           ==========

Number of Outstanding Shares                   11,791,812                           10,996,812

Earnings per share                                      -                                    -


   The accompanying notes are an integral part of these financial statements.

                                       F5

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From October 4, 1995 (date of inception) to March 31, 2002


                                                                                      Accumulated
                                                Common Stock            Paid in       Deficit During
                                             Shares        Amount       Capital       Development       Totals
                                            -------        ------       -------       ------------      ------
Shares issued at inception
  to initial shareholders                     1,250,000      1,250                                          1,250
Capital contributed by shareholder                                         71,920                          71,920
Net (loss) for the year 1995                                                             (31,096)         (31,096)
        Balance December 31, 1995             1,250,000      1,250         71,920        (31,096)         (42,074)

Capital contributed by shareholder                                        290,087                         290,087

Net (loss) for the year 1996                                                            (332,088)        (332,088)
Balance December 31, 1996                     1,250,000      1,250        362,007       (363,184)              73

Capital contributed by shareholder                                         51,046                          51,046

Net (loss) for the year 1997                                                             (51,046)         (51,046)
Balance December 31, 1997                     1,250,000      1,250        413,053       (414,230)              73

Capital contributed by shareholder                                         71,913                          71,913

Net (loss) for the year 1998                                                             (71,986)         (71,986)
Balance December 31, 1998                     1,250,000      1,250        484,966       (486,216)              -0-

Stock surrendered by shareholder
  and retired to treasury                      (189,023)      (189)           189

Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                  9,820,835      9,821        114,108                         123,929

Capital contributed by shareholder                                         27,325                          27,325
Net (loss) for the year 1999                                                            (330,323)        (330,323)
Balance December 31, 1999                    10,881,812     10,882        626,588       (816,539)        (179,069)

Stock issued as consideration for
  Loans and other services                       10,000         10          1,240                           1,250
Net gain for the year 2000                                                                44,817           44,817
Balance December 31, 2000                    10,891,812     10,892        627,828       (771,722)        (133,002)

Capital contributed by shareholders             105,000        105         13,125                          13,230
Stock issued as consideration for loans
  and other services                            745,000        745         43,842                          44,587
Net (loss) for the year 2001                                                              (8,275)          (8,275)
Balance December 31, 2001                    11,741,812     11,742        684,795       (779,997)         (83,460)

Stock issued as consideration for
  loans and other services                       50,000         50          9,950                          10,000
Net loss for the quarter ended                                                           (77,485)         (77,485)
March 31, 2002                               11,796,812     11,792        694,745       (857,482)        (150,945)
                                             ==========     ======        =======       =========        =========



   The accompanying notes are an integral part of these financial statements.

                                       F6

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF CASH FLOWS
            For the Quarters Ended March 31, 2002 and March 31, 2001

                                                              Three Months Ended          Three Months Ended
                                                              March 31,                   March 31,
                                                              2002                        2001
                                                              ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                             $   (77,485)                $       (40,942)
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                      933                             802
   Accumulated depreciation reduction
     in connection with disposal                                   (5,500)                              -
Change in assets and liabilities
   (Increase) decrease in accounts receivable                     (10,663)                         21,695
   (Increase) decrease in inventory                                     -                           1,894
    Increase (decrease) in accounts payable                        (4,239)                        (77,587)
    Increase (decrease) in accrued expenses                         8,992                          74,526
                                                                   ------                         -------
Net cash provided (used) by operating activities                  (87,962)                        (19,612)
                                                                  --------                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                                -                           3,200
  Proceeds from sale of assets                                      5,500                                      -
  Purchase of oil properties                                            -                         (15,003)
                                                                  -------                         --------
Net cash provided (used) by Investing Activities                    5,500                         (11,803)
                                                                  -------                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to shareholder                          -                          (1,859)
Proceeds from notes payable                                        83,000                          23,500
Repayment of notes payable                                       (205,858)                       (148,745)
Increase in shareholder notes payable                             183,399                         106,417
Stock issued                                                           50                             105
Contributed capital                                                 9,950                          13,125
                                                                ---------                        --------
Net cash provided (used) by Financing Activities                  (70,541)                         (7,457)
                                                                  --------                         -------


NET INCREASE (DECREASE) IN CASH                                   (11,921)                        (38,872)

CASH BALANCE BEGINNING OF PERIOD                                   24,803                          47,610
                                                                  -------                          ------

CASH BALANCE END OF PERIOD                                    $    12.882                 $         8,738
                                                                =========                         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for during the year:
  Interest                                                         28,224                          17,962
  Income Taxes                                                         -0-                             -0-


    The accompanying notes are an integral part of these financial statements

                                       F7

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       First Quarter Ended March 31, 2002
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB amended for the year ended December 31, 2001.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-month period ended March 31, 2002 and December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Period Ended March 31, 2002
                           (Unaudited Financial Data)

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-SB and Amendment. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Important factors may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

                                       F8

Results of Operations
---------------------

Total revenues for the first three-month period ended March 31, 2002 decreased from $118,090 at March 31, 2001 to $60,885 at March 31, 2002. The decrease in revenue for the first three-month period was due primarily to oil prices declining sharply and considerable down time on producing wells.

Costs of operations increased by 36% from $17,486 at March 31, 2001 to $23,792 at the end of the first quarter, 2002, due to the cost of operating the oil leases, including well repairs.

General and administrative expenses decreased from $123,584 at March 31, 2001 to $91,854 for the first quarter 2002. These decreases were due to cost containment measures taken.

The Company's net loss for the first quarter 2001 was ($40,942) compared to net loss of ($77,485) at March 31, 2002 due to loss of revenues and increased operating costs.

Liquidity and Capital Resources
-------------------------------

During the first three-months of 2002, cash used in operating activities was $87,962 and investing activities provided $5,500 primarily from the sale of assets. Financing activities provided $70,541 in cash.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party in any litigation at the present time.

Item 2 - Changes in Securities

In January 2002, the Board of the Directors by its majority vote approved a subscription to the Company's restricted common stock. The shares were issued pursuant to an exemption from registration as provided in Section 4 (2) of the Securities Act of 1933.

Name                       Date             Share Amount               Consideration             Estimated Value
----                       ----             ------------               -------------             ---------------
Tim N. Martin              Jan 19, 02       50,000                     $10,000                   $10,000
and Audrey K.
Martin, Joint Tenants
with Right of Survivorship


On January 19, 2002, the Board of Directors of the Company approved and granted by a majorities vote, a stock option for the purchase of shares of the Company's common stock to a certain non-affiliated individual for providing capital to the Company by subscribing to the Company's common restricted stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the option is as follows:

                           Number of                 % of Total                 Exercise or
                           Securities Underlying     Options Granted            Base Price       Expiration
Name                       Options Granted (#)       in First Quarter           ($/sh)           Date
----                       -------------------       ----------------           ------           ----
Tim N. Martin              100,000                   100%                       $1.00            April 19, 2004
And Audrey K.
Martin, Joint Tenants
with Right of Survivorship


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

The date of the agreement set forth in the table above is January 19, 2002; the vesting date for the option grants is ninety (90) days following the date of the Agreement. The expiration of each of the agreement is two (2) years from the date of vesting, valid until April 19, 2004.

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

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On April 15, 2002 by consent of the Shareholders representing at least 51% of the issued and outstanding common voting stock of the company the following was approved:

     (a) The removal of Patrick B. Hammons as a director of the Company.

     (b) And to amend the Company Bylaws to permit the Board of Directors to amend the bylaws unless applicable statutes require stockholder approval.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.

     (b) The registrant did not file any reports on Form 8-K during first quarter ended March 31, 2002.

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

Date: May 2, 2002