Form 10QSB/A
period 2002-03-31
ENERGY PRODUCERS INC
filed 2002-08-19
CIK 1106848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number: 0-32507

                             Energy Producers, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter.)

            Nevada                                         88-0345961
            ------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

7944 E. Beck Lane, Suite 200 Scottsdale, Arizona                  71764
------------------------------------------------                  -----
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

                                YES [ X ] NO [ ]

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

Financial Statements

Balance Sheets - Assets.......................................................  F3

Liabilities and Stockholders' Equity..........................................  F4

Statements of Operations......................................................  F5

Statement of Stockholders' Equity.............................................  F6

Statements of Cash Flows......................................................  F7

Notes to Consolidated Financial Statements....................................  F8




                                       F2

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

                   As of March 31, 2002 and December 31, 2001

ASSETS

                                                     March 31,                  December 31,
                                                     2002                       2001
                                                     ----                       ----
Current Assets
Cash                                                 $        12,882            $       24,803
Accounts Receivable                                           26,570                    15,907
Inventory                                                     50,507                    50,507
Notes and other receivables                                    2,500                     2,500
                                                          ----------                ----------

         Total Current Assets                                 92,459                    93,717
                                                            --------                  --------

Property and Equipment:
Land                                                           9,000                     9,000
Building/Improvements                                         47,184                    47,184
Equipment                                                     86,747                    92,247
  Less:  accumulated depreciation                           (101,706)                 (106,717)
                                                            ---------                 ---------
     Net Property and Equipment                               41,225                    41,714
                                                           ---------                  --------
Oil and Gas Leases:                                        1,340,428                 1,340,428

  Less:  accumulated amortization                             (3,846)                   (3,402)
                                                         ------------               -----------
     Net Oil and Gas Properties                            1,336,582                 1,337,026
                                                           ---------                 ---------
Total Net Properties and Equipment                         1,377,807                 1,378,740
                                                           ---------                 ---------
         Total Assets                                $     1,470,266            $    1,472,457
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
  Issued and outstanding at
  March 31, 2002 11,791,812
  and 11,741,812 at
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
                                                                =========                           =========


   The accompanying notes are an integral part of these financial statements.
                                       F4

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                                                     Three Months Ended              Three Months Ended
                                                     March 31,                          March 31,
                                                     2002                               2001
                                                     ----                               ----
Revenues:
  Oil Revenues                                       $     57,802                       $      112,316
  Cost of Sales                                           (22,268)                             (15,888)
                                                          -------                                              -----------
     Net Oil Revenues                                      35,534                               96,428
                                                          -------                                               ----------

  Subsidiary Sales:                                         3,083                                5,774
  Cost of Goods Sold                                       (1,524)                              (1,598)
                                                          -------                               -------
     Net Subsidiary Sales                                   1,559                                4,176
                                                          -------                               ------

Total Net Revenues                                         37,093                              100,604

Operating Expenses:
  Depreciation and Amortization                              (933)                                (802)
  Selling, General and Administrative                     (90,921)                            (122,782)
                                                          --------                            ---------

     Total Operating Expenses                             (91,854)                            (123,584)
                                                          --------                            ---------

     Gain (Loss) from operations                          (54,761)                             (22,980)
                                                          ---------                            --------

Other Income (Expense):
  Sale of assets                                            5,500                                    -
  Provision for federal income tax                             -0-                                  -0-
  Interest Expense                                        (28,224)                             (17,962)
                                                          --------                             --------

     Total Other Income (Expense)                         (22,724)                             (17,962)
                                                          --------                             --------

Income (Loss) before provision for
   income taxes                                           (77,485)                             (40,942)
Provision for income taxes                                     -0-                                  -0-
                                                          --------                            ---------

Net Income (Loss)                                    $    (77,485)                      $      (40,942)
                                                          ========                           ==========

Number of Outstanding Shares                           11,791,812                           10,996,812

Earnings per share                                              -                                    -


   The accompanying notes are an integral part of these financial statements.
                                       F5

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From October 4, 1995 (date of inception) to March 31, 2002


                                                                                                       Accumulated
                                                                    Common  Stock        Paid in       Deficit During
                                                               Shares          Amount    Capital       Development     Totals
                                                               ------          ------    -------       -----------     ------
Shares issued at inception
  to initial shareholders                                       1,250,000         1,250                                     1,250
Capital contributed by shareholder                                                            71,920                       71,920
Net (loss) for the year 1995                                                                               (31,096)       (31,096)
        Balance December 31, 1995                               1,250,000         1,250       71,920       (31,096)       (42,074)

Capital contributed by shareholder                                                           290,087                      290,087

Net (loss) for the year 1996                                                                              (332,088)      (332,088)
Balance December 31, 1996                                       1,250,000         1,250      362,007      (363,184)            73

Capital contributed by shareholder                                               51,046                                    51,046

Net (loss) for the year 1997                                                                               (51,046)       (51,046)
Balance December 31, 1997                                       1,250,000         1,250      413,053      (414,230)            73

Capital contributed by shareholder                                                            71,913                       71,913

Net (loss) for the year 1998                                                                               (71,986)       (71,986)
Balance December 31, 1998                                       1,250,000         1,250      484,966      (486,216)            -0-

Stock surrendered by shareholder
  and retired to treasury                                        (189,023)         (189)         189

Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                                    9,820,835         9,821      114,108                      123,929

Capital contributed by shareholder                                                            27,325                       27,325
Net (loss) for the year 1999                                                                             (330,323)       (330,323)
Balance December 31, 1999                                      10,881,812        10,882      626,588     (816,539)       (179,069)

Stock issued as consideration for
  Loans and other services                                         10,000            10        1,240                        1,250
Net gain for the year 2000                                                                                 44,817          44,817
Balance December 31, 2000                                      10,891,812        10,892      627,828     (771,722)       (133,002)

Capital contributed by shareholders                               105,000           105       13,125                       13,230
Stock issued as consideration for loans
  and other services                                              745,000           745       43,842                       44,587
Net (loss) for the year 2001                                                                               (8,275)         (8,275)
Balance December 31, 2001                                      11,741,812        11,742      684,795     (779,997)        (83,460)

Stock issued as consideration for
  loans and other services                                         50,000            50        9,950                       10,000
Net loss for the quarter ended                                                                            (77,485)        (77,485)
March 31, 2002                                                 11,791,812        11,792      694,745     (857,482)       (150,945)
                                                               ==========        ======       ======      ========       =========



   The accompanying notes are an integral part of these financial statements.
                                       F6

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF CASH FLOWS
            For the Quarters Ended March 31, 2002 and March 31, 2001

                                                                       Three Months Ended             Three Months Ended
                                                                       March 31,                      March 31,
                                                                       2002                           2001
                                                                       ----                           ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net profit (loss)                                                      $   (77,485)                   $     (40,942)
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                               933                              802
   Accumulated depreciation reduction
     in connection with disposal                                            (5,500)                               -
Change in assets and liabilities
   (Increase) decrease in accounts receivable                              (10,663)                          21,695
   (Increase) decrease in inventory                                              -                            1,894
    Increase (decrease) in accounts payable                                 (4,239)                         (77,587)
    Increase (decrease) in accrued expenses                                  8,992                           74,526
                                                                             -----                           ------
Net cash provided (used) by operating
activities                                                                 (87,962)                         (19,612)
                                                                           --------                         --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  (Increase)decrease in notes receivable                                         -                            3,200
  Proceeds from sale of assets                                               5,500                                -
  Purchase of oil properties                                                     -                          (15,003)
                                                                            ------                          --------
Net cash provided (used) by Investing Activities                             5,500                          (11,803)
                                                                            ------                          --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Increase) decrease in advances to shareholder                                   -                           (1,859)
Proceeds from notes payable                                                 83,000                           23,500
Repayment of notes payable                                                (205,858)                        (148,745)
Increase in shareholder notes payable                                      183,399                          106,417
Stock issued                                                                    50                              105
Contributed capital                                                          9,950                           13,125
                                                                          --------                           ------
Net cash provided (used)
by Financing Activities                                                     70,541                           (7,457)
                                                                          --------                           -------


NET INCREASE (DECREASE) IN CASH                                            (11,921)                         (38,872)

CASH BALANCE BEGINNING OF PERIOD                                            24,803                           47,610
                                                                            ------                           ------

CASH BALANCE END OF PERIOD                                              $   12,882                    $       8,738
                                                                         =========                          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for during the year:
  Interest                                                                  28,224                           17,962
  Income Taxes                                                                  -0-                              -0-


    The accompanying notes are an integral part of these financial statements

                                       F7

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       First Quarter Ended March 31, 2002
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as amended for the year ended December 31, 2001.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-KSB as amended. Except for the historical information contained herein, the matters discussed in this amended Form 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

                                       F8

Results of Operations
---------------------

Total revenues for the three-month period ended March 31, 2002 decreased from $118,090 at March 31, 2001 to $60,885 at March 31, 2002. The decrease in revenue was due to the continuing effect of declining oil prices, declining production rates, and considerable maintenance down time on producing wells.

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

Liquidity and Capital Resources
-------------------------------

During the first three-months of 2002, cash used in operating activities was $87,962 and investing activities provided $5,500 primarily from the sale of assets. Financing activities provided $70,541 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations. There is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

The monthly cost requirement to service existing contract debt is $36,302.00 and is expected to remain steady for the next 12 months. Extensions and roll over of existing loans will allow us to maintain this level of expense and remain current on all existing loans.

The Company will require an additional $39,000 monthly for General and Administrative expenses. Currently Company Management and Directors have provided these expenses. Although the Company believes that Management will continue to assist in providing funds, there can be no firm assurance that they will continue to do so in the long term.

The Company anticipates that it will be able to either develop its existing property or acquire additional oil properties to provide increased cash flow by debt or equity in the third to fourth quarter of operations. This additional cash flow should allow the Company to cover its existing shortfalls.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party in any litigation at the present time.

Item 2 - Changes in Securities

In January 2002, the Board of the Directors by its majority vote approved a sale of common stock under the terms of a subscription agreement. The shares were issued pursuant to an exemption from registration as provided in Section 4 (2) of the Securities Act of 1933.

Name                                Date             Share Amount              Consideration        Estimated Value
------                              -----            -----------------         ----------------     -------------------
Tim N. Martin                       Jan 19, 02       50,000                    $10,000              $10,000
and Audrey K.
Martin, Joint Tenants
with Right of Survivorship


On January 19, 2002, the Board of Directors of the Company approved and granted by a majority vote, a stock option for the purchase of shares of the Company's common stock to a certain non-affiliated individual for providing capital to the Company by subscribing to the Company's common restricted stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the option is as follows:

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
And Audrey K.
Martin, Joint Tenants
with Right of Survivorship


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

                                       F9

The date of the agreement set forth in the table above is January 19, 2002; the vesting date for the option grants is ninety (90) days following the date of the Agreement. The expiration of the agreement is two (2) years from the date of vesting, valid until April 19, 2004.

The option shares all or part upon exercise must be paid for in cash. The option shares upon any effective registration are subject to and will require a separate lock up agreement to be entered into by the optionee. The option shares contain leak out provisions that will limit sale to no more than one sixth of 20% of the total trading volume for the month and the trading volume shall be the average daily volume for the previous twenty trading days.

If at any time after the date of the option Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the "Securities Act") for sale to the public in an underwritten offering, it will give prior written notice to the Optionee of its intention to do so ("Notice of Intent"). Upon the written request of the Optionee, made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration), the Company will effect the registration under the Securities Act of the Option Shares. If the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register to reduce the total amount of Common Stock to be registered to the maximum amount which can be marketed.

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

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On April 15, 2002 by consent of the Shareholders representing at least 51% of the issued and outstanding common voting stock of the company the following was approved:

     (a) The removal of Patrick B. Hammons as a director of the Company; and

     (b) To amend the Company Bylaws to permit the Board of Directors to amend the bylaws unless applicable statutes require stockholder approval.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.


                                       F10

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

Date: July 13, 2002

                                       F11