Form 10QSB
period 2002-06-30
ENERGY PRODUCERS INC
filed 2002-08-19
CIK 1106848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                       For the period ended June 30, 2002

                         Commission File Number: 0-32507

                             Energy Producers, Inc.
             (Exact name of registrant as specified in its charter.)

            Nevada                                      88-0345961
            ------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

7944 E. Beck Lane, Suite 200 Scottsdale, Arizona                   85260-1774
------------------------------------------------                   ----------
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

            11,957,812 Shares of common stock issued and outstanding

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)




                                  CONSOLIDATED
                              FINANCIAL STATEMENTS


                       FOR THE PERIOD ENDED JUNE 30, 2002

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                              FINANCIAL STATEMENTS

              For the Periods ended June 30, 2002 and June 30, 2001


Financial Statements
Balance Sheets - Assets.......................................................F3
Liabilities and Stockholders' Equity..........................................F4
Statements of Operations......................................................F5
Statement of Stockholders' Equity.............................................F6
Statements of Cash Flows......................................................F7
Notes to Consolidated Financial Statements....................................F8

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

                    As of June 30, 2002 and December 31, 2001


                                                               ASSETS

                                                March 31,                         December 31,
                                                2002                              2001
                                                ----                              ----
Current Assets
Cash                                            $  23,044                         $  24,803
Accounts Receivable                                25,774                            15,907
Inventory                                          50,507                            50,507
Notes and other receivables                         2,500                             2,500
Prepaid expense                                     4,500                           _______

         Total Current Assets                     106,325                            93,717

Property and Equipment:
Land                                                9,000                             9,000
Building/Improvements                              47,184                            47,184
Equipment                                          86,747                            92,247
  Less:  accumulated depreciation                (102,194)                         (106,717)
     Net Property and Equipment                    40,737                            41,714

Oil and Gas Leases:                             1,340,428                         1,340,428
  Less:  accumulated amortization                  (4,139)                           (3,402)
     Net Oil and Gas Properties                 1,336,289                         1,337,026

Total Net Properties and Equipment              1,377,026                         1,378,740

         Total Assets                          $1,483,351                        $1,472,457


   The accompanying notes are an integral part of these financial statements.

                                       F3

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                                 BALANCE SHEETS

                    As of June 30, 2002 and December 31, 2001

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,                      December 31,
                                                  2002                          2001
                                                  ----                          ----
Current Liabilities:
Accounts payable                                  $  48,155                     $  53,489
Taxes payable                                           498                           498
Notes payable                                       328,100                       389,776
Accrued interest                                     53,167                        38,536

     Total Current Liabilities                      429,920                       482,299

Long-Term Liabilities:
Notes payable                                       267,696                       400,164
Due to shareholders                                 995,645                       673,454

     Total Long-term Liabilities                  1,263,341                     1,073,618

         Total Liabilities                        1,693,261                     1,555,917

Stockholders' Equity:
Common stock:
  Authorized 200,000,000
  shares at $0.001 par value.
  Issued and outstanding at
  June 30, 2002 11,957,812
  and 11,741,812 at
  December 31, 2001                                 11,958                        11,742

Preferred stock:
  Authorized 50,000,000
  shares at $0.001 par value.
  Issued and outstanding:  None.

Paid in capital                                   697,899                        684,795
Accumulated deficit                              (919,767)                      (779,997)

         Total Stockholders' Equity              (209,910)                       (83,460)
         Total Liabilities and
           Stockholders' Equity                $1,483,351                      $1,472,457



   The accompanying notes are an integral part of these financial statements.

                                       F4

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                    As of June 30, 2002 and December 31, 2001

                                             Six Months Ended                  Six Months Ended
                                             June 30,                          June 30,
                                             2002                              2001
                                             ----                              ----
Revenues
  Oil Revenues                               $    127,458                       $  214,438
  Cost of Sales                                   (31,460)                         (42,348)
     Net Oil Revenues                              95,998                          172,090

  Subsidiary Sales:                                11,280                           11,722
  Cost of Goods Sold                               (3,719)                          (4,344)
     Net Subsidiary Sales                          (7,561)                           7,378

Total Net Revenues                                103,559                          179,468

Operating Expenses:
  Depreciation and Amortization                    (1,714)                          (1,614)
  Selling, General and Administrative            (184,213)                        (237,120)

     Total Operating Expenses                    (185,927)                        (238,734)

     Gain (Loss) from operations                  (82,368)                         (59,266)

Other Income (Expense):
  Sale of assets                                    5,500                               -0-
  Provision for federal income tax                     -0-                              -0-
  Interest Expense                                (62,902)                         (37,248)

     Total Other Income (Expense)                 (57,402)                         (37,248)

Income (Loss) before provision for
   income taxes                                  (139,770)                         (96,514)
Provision for income taxes                             -0-    .                         -0-    .

Net Income (Loss)                            $   (139,770)                      $  (96,514)

Number of Outstanding Shares                   11,957,812                       10,996,812

Earnings per share                                      -                                -



   The accompanying notes are an integral part of these financial statements.

                                       F5

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
            From October 4, 1995 (date of inception) to June 30, 2002

                                                                                      Accumulated
                                                Common  Stock           Paid in       Deficit During
                                             Shares        Amount       Capital       Development     Totals
                                             ------        ------       -------       -----------     ------
Shares issued at inception
  to initial shareholders                     1,250,000      1,250                                          1,250
Capital contributed by shareholder                                         71,920                          71,920
Net (loss) for the year 1995                   ________      _____                         (31,096)       (31,096)
        Balance December 31, 1995             1,250,000      1,250         71,920          (31,096)       (42,074)

Capital contributed by shareholder                                        290,087                         290,087

Net (loss) for the year 1996                  ________       _____        _______         (332,088)      (332,088)
Balance December 31, 1996                    1,250,000       1,250        362,007         (363,184)            73

Capital contributed by shareholder                                         51,046                          51,046

Net (loss) for the year 1997                 ________        _____        ______           (51,046)       (51,046)
Balance December 31, 1997                    1,250,000       1,250        413,053         (414,230)            73

Capital contributed by shareholder                                         71,913                          71,913

Net (loss) for the year 1998                 ________        _____         ______          (71,986)       (71,986)
Balance December 31, 1998                    1,250,000       1,250        484,966         (486,216)            -0-

Stock surrendered by shareholder
  and retired to treasury                     (189,023)       (189)           189

Issuance of stock for reverse
 acquisition of Energy Producers
 Group, Inc.                                 9,820,835       9,821        114,108                         123,929

Capital contributed by shareholder                                         27,325                          27,325
Net (loss) for the year 1999                 _________       _____         ______         (330,323)      (330,323)
Balance December 31, 1999                   10,881,812      10,882        626,588         (816,539)      (179,069)

Stock issued as consideration for
  Loans and other services                       10,000         10          1,240                          1,250
Net gain for the year 2000                   _________       _____        _______           44,817         44,817
Balance December 31, 2000                    10,891,812     10,892        627,828         (771,722)      (133,002)

Capital contributed by shareholders             105,000        105         13,125                          13,230
Stock issued as consideration for loans
  and other services                            745,000        745         43,842                          44,587

Net (loss) for the year 2001                                                                (8,275)        (8,275)
Balance December 31, 2001                    11,741,812     11,742        684,795         (779,997)       (83,460)

Stock issued as consideration for
  loans and other services                     216,000         216         13,104                          13,320
Net loss for the six months ended                                        (139,770)        (139,770)
June 30, 2002                               11,957,812      11,958        697,899         (919,767)      (209,910)


   The accompanying notes are an integral part of these financial statements.
                                       F6

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF CASH FLOWS
            For the Six Months ended June 30, 2002 and June 30, 2001

                                                              Six Months ended               Six Months ended
                                                              June 30,                       June 30,
                                                              2002                           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                   $ (139,770)                 $ (96,514)
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                                         1,714                      1,614
   Accumulated depreciation reduction
     in connection with disposal                                        (5,500)
change in assets and liabilities
   Increase (decrease) in prepaid expenses                              (4,500)
   (Increase) decrease in accounts receivable                           (9,867)                    22,636
   (Increase) decrease in inventory                                                                 1,687
    Increase (decrease) in accounts payable                             (5,334)                   (52,702)
    Increase (decrease) in accrued expenses                             14,631                    112,577
Net cash provided (used) by operating activities                      (148,626)                   (10,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                                    -                       5,000
  Proceeds from sale of assets                                          5,500                           -
  Purchase of oil properties                                                         -            (21,248)
Net cash provided (used) by Investing Activities                        5,500                     (16,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to shareholder                              -                      12,579
Proceeds from notes payable                                            16,713                      48,749
Repayment of notes payable                                           (210,857)                   (204,551)
Increase in shareholder notes payable                                 322,191                     146,550
Stock issued                                                              216                         105
Contributed capital                                                    13,104                      13,125
Net cash provided (used) by Financing Activities                      141,367                      16,557


NET INCREASE (DECREASE) IN CASH                                        (1,759)                    (10,393)

CASH BALANCE BEGINNING OF PERIOD                                       24,803                      47,610

CASH BALANCE END OF PERIOD                                          $  23,044                    $ 37,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for during the year:
  Interest                                                             62,902                      37,248
  Income taxes                                                             -0-                         -0-


    The accompanying notes are an integral part of these financial statements

                                       F7

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 2002
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as amended for the year ended December 31, 2001.

(1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six-month period ended June 30, 2002 and the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

(2) Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Period Ended June 31, 2002 (Unaudited Financial Data)

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-KSB as amended. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

                                       F8

Results of Operations
---------------------

Total revenues for the six-month period ended June 30, 2002 decreased from $214,438 at June 30, 2001 to $127,458 at June 30, 2002. Production declined 25%
in the second quarter of 2002 as compared to the same quarter of 2001, while oil prices declined 10.9% for the same comparative periods.

Costs of operations decreased by 25% from $42,348 at June 30, 2001 to $31,460 at the end of the June, 2002, due to the reduced cost of operating the oil leases, including well repairs, in the three months ended June 30, 2002

General and administrative expenses decreased from $237,120 at June 30, 2001 to $184,213 at June 30 2002. These decreases were due to cost containment measures taken.

The Company's net loss at June 30, 2001 was ($96,514) compared to net loss of ($139,770) at June 30, 2002 due to loss of revenues and increased interest expenses.

Liquidity and Capital Resources
-------------------------------

During the first six months of 2002, cash used in operating activities was $148,626 and investing activities provided $5,500 primarily from the sale of assets. Financing activities provided $141,367 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations, there is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

The monthly cost requirement to service existing contract debt is $36,302.00 and is expected to remain steady for the next 12 months. Extensions and roll over of existing loans will allow us to maintain this level of expense and remain current on all existing loans.

The Company will require an additional $39,000 monthly for General and Administrative expenses. Currently, Company Management and Directors have provided these expenses. Although the Company believes that Management will continue to assist in providing funds, there can be no firm assurance that they will continue to do so in the long term.

The Company anticipates that it will be able to either develop its existing property or acquire additional oil properties, to provide increased cash flow, by debt or equity in the third to fourth quarter of operations. This additional cash flow should allow the Company to cover its existing shortfalls.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party in any litigation at the present time.


                                       F9

Item 2 - Changes in Securities

(***)The Company issued or subscribed for issuance of 326,000 shares of its common restricted stock in April, May, and July 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in
Section 4(2) of the Securities Act of 1933.

Name                                Date       Share Amt.        Purpose/in consideration of       Estimated Value
----                                ----       ----------        ---------------------------       ---------------
William V. Harlow, Jr.     (i)      04/01/02    10,000           Making a $4,000 loan                     $200
William V. Harlow, Jr.     (i)      04/01/02    10,000           Services rendered                        $200
Grant Elam                 (ii)     04/01/02     6,000           Making a $3,000 loan                     $120
Thomas J. Richards         (iii)    05/01/02   150,000           Making a $12,700 loan                  $3,000
John Martin and Jyoti
Crystal, Joint Tenants
with right of survivorship (iv)     07/05/02   100,000           $10,000 restricted stock                $10,000
                                                                  subscription

(***) $29,700 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.

     (i) Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation.

     (ii) Grant Elam is not an affiliate, director, or officer of the Company.

     (iii) Thomas J. Richards in on our advisory board, and is a shareholder and beneficial owner of the Company.

     (iv) John Martin and Jyoti Crystal with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

Item 3 - Defaults upon Senior Securities

None

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


                                       F10

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

                                                          ENERGY PRODUCERS, INC.


                                                                /s/   Mel Herzog
                                                                ---   ----------
                                                                 By:  Mel Herzog
                                                      Title:    Chairman and CEO

Date:    August 15, 2002
-------    -----------------
































                                                                  F11