Form 10KSB/A
period 2001-12-31
ENERGY PRODUCERS INC
filed 2002-08-23
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A2

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

                             7944 E. Beck Lane, S-200
                             Scottsdale, AZ 85260-1774
                             -------------------------
                     (Address of principal executive offices)

                                 (480) 778-0488
                                 --------------
                 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock Par Value $.001 Per Share), Preferred stock, (Par Value $.001 Per Share)

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this amended Form 10-KSB/A2 are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

The Company's entry into the oil and gas business came from its initial acquisition of majority working interests in properties consisting of oil and gas leases, wells, and equipment containing proven developed reserves producing oil in Young County, Olney, Texas. Additionally, the Company owns until June 30, 2002, subject to limitations, minority interests in two unproven oil and gas leases located in Runnells County Texas (see additional discussion in following section on "Business", under sub heading "Current Oil and Gas Operations"). The Company is not yet set up for or engaged in natural gas production.

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

During the fiscal year ended December 31, 2001 the Company incurred normal expenses in repairing pumps, casing leaks, and other remedial work on various wells in our producing oil leases in Young County, Texas. Expenditures of $11,250 were spent plugging off the producing Mississippian zone in our Wiechman #1 deep well and recompleting up the pipe to produce oil in the Caddo formation. A recompletion is a work over that entails completion of the well in a productive structure, either shallower or deeper, that has not previously been produced through the well.

The Company obtained a $15,000 loan for its Producers Supply, Inc. segment in 2001, which was spent to repair and upgrade its roof, and provide working capital.

As discussed in, and to update our prior Form 10-KSB/A filing, the Company retained ARBOC, LC ("ARBOC") of Florida in December 2001 as a financial consultant to assist with structuring and financing presentations. On February 2, 2002 comprehensive Company due diligence materials were sent at the written request of ARBOC for their review and structuring analysis. This included summary information and assumptions regarding potentials for the acquisition of The Harlow Corporation, its current operations of natural gas and gas gathering systems, and its additional plans forpotential leasehold development of 3,500 to 7,500 acres for natural gas in Texas and Oklahoma; an exploration and development program in Australia being conducted by Harlow Australia Pty Ltd.; technology related to oil and gas, as identified and tested by the Harlow Corporation; information on potential development of Arkansas based Nacatoch sand for oil production-initial test and mid term development; and other prospects and projects including real estate; bio solids processing and technology related thereto (see additional discussion in section on "Business"). Based on preliminary discussions with ARBOC, the Company anticipated a financial arrangement to be recommended to the Company based on their due diligence review, with one or more choices as to structure to follow for approval by the Company such as private placement, debt, or other. The targeted amount for financing was $3MM to $5MM dollars. The initial target date of obtaining financing was to be by the end of first quarter or beginning of second quarter 2002.The Company was notified by ARBOC at the end of April, beginning of May 2002 that based upon their review the Company should narrow its focus to oil and gas acquisitions and development located initially on a domestic basis only and resubmit to ARBOC. The Company resubmitted a new plan to ARBOC on June 16, 2002 eliminating real estate, technology, bio solids, and Harlow Australia prospect from its summaries and assumptions. The target amount indicated use of funds for oil and gas project developments and acquisition in the range from $1MM-3.5MM with new Company timing goal of 60 to 90 days. Initial feedback from ARBOC was indicated positive. At August 5, 2002 our project has been indicated by ARBOC to be on the board for review and follow up. The Company as a result has no pending transactions or structure proposed for evaluation at this time with respect to ARBOC but may so in the future.

As discussed in, and to update our prior Form 10-KSB/A filing, the Company was working on approval for a potential real estate related bridge type financing with Berkshire Capital Group, LLC of New York. The amount of financing sought for a result of the loan approval was based on finalizing negotiations for a right to outright acquire, joint venture, and or to receive only a portion of the total bridge loan proceeds as a direct loan to the Company. The bridge loan requested was $1,200,000. Of the $1,200,000 bridge loan amount the approximate amount of $150,000 to $200,000 was to be loaned to the Company. The project collateral represents certain free and clear real estate land and building held by outside parties for potential development under HUD or conventional guidelines. The property is located in the City of Laurinburg, Scotland County, North Carolina. It is owned and controlled by an outside entity Elder Care Services, Inc., a Nevada corporation. One of the principals of Elder Care
Services, Inc., is one of our Company's shareholders and holds less than a beneficial interest. The property is not directly or indirectly owned in any way by the Energy Producers, Inc. at this time. Our role initially was to help locate and place financing for the property and the company that owns the property. Energy Producers, Inc. would then receive a loan and other rights as an indirect benefit for assistance in this process. Timing of this original submission for financing approval was for the end of April 2002. The Company anticipated a joint venture at that time as its course of action. The financing ultimately failed to materialize with Berkshire. In June of 2002 having obtained an extension from Eldercare Services, Inc., the loan was submitted to new potential lenders. As of August 6, 2002 having had new interest develop in the financing, the timing anticipated for closing one way or the other is approximately 30 days from the date of this filing. The Company is in negotiations to outright acquire, joint venture, and or receive only a portion of the overall financing as a direct loan to Energy Producers, Inc. from Elder Care Services, Inc. for its assistance and loan placement for the project. We will finalize negotiations prior to or at the time of a formal closing by a lender. The outcome will be in part dependent on the final amount, timing, and type(s) of financing presented.

As discussed in, and to update our prior Form 10-KSB/A filing, the Company is seeking financing for our Young County oil properties, including recompletions and the drilling of 2 new offset well locations. The amount of financing sought for this activity revised at August 1, 2002, is approximately $250,000 to $300,000. The anticipated timing is the next 60 to 90 days from the date of this filing. We also seek funds at August 1, 2002, in the amount of $250,000 to $500,000 to refinance or renegotiate a portion or all of the Company's secured loan and note balance held by Baseline Capital, Inc., which includes a secured interest on our Young County oil properties held by First American Bank of Midland Texas. The anticipated timing for the financing is the next 60 to 90 days from the date of this filing. Management believes a successful work program and negotiated restructuring of the note on the Company's Young County property interests could potentially improve cash flow (see additional discussion in "Liquidity and Capital Resources" section).

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

Current Oil and Gas Operations
------------------------------

Our entry into the oil and gas business and the initial production of oil began on September 29, 2000 and came from the acquisition of an 87.5% working interest and corresponding net revenue interest in oil and gas properties comprised of 6 leases, equipment, 2 salt water disposal wells, oil purchase contracts, and all other associated interests in 10 operating oil wells. The Company's interests are located in Olney, Young County, Texas ("Olney Interests"). Prior to acquisition of these interests, the Company had obtained two third party reports to verify reserve estimates, lifting cost averages per barrel, rates of decline, and other factors. A later report from Russell K. Hall and Associates of Midland, Texas was required for verification in order to obtain the financing the Company received from Baseline Capital, Inc. We are presently not engaged in the production of natural gas, but may develop this in the future. As of August 1, 2002 our current working interests for these properties are 87.5% along with corresponding net revenue interest (please see SECTION 2 - "Description of Properties" first discussion and table under heading).

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

To update our prior Form 10-KSB/A filing: The Company originally reported in May and June of 2000 its participation in the attempted completion of one development well. The one well was a dry hole. The well was located in Runnels County, Texas and the Company owned a 29.3333335% working interest in the well. The Company consequently owned this same minority interest in an unproved 257 acres on two leases held for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. The leases were believed to contain reserves of oil and gas, and we had not attributed proved reserves to these leases. The Company indicated it had been attempting to sell its interests to industry partners or to develop them. The leasehold interests unless renewed or developed successfully was indicated to expire approximately May and June of 2002. As of December 31, 2001 the Company elected to expense these items, and further, as of end of June of 2002, elected to treat these interests as having expired. As of August 15, 2002, the Company is awaiting confirmation of the status of our interests filed and recorded with the Runnels County Recorders office. If the Company finds and confirms that these interests have been rolled over by the primary working interest holder, effecting and confirming our interests good and valid, then the Company may consider exploiting or developing these interests, and will update its status.

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

Customers/Delivery Commitments: The Company presently sells and receives monthly payment for its production of oil in Young County, Texas by its division order with Conoco, Inc. The Company believes that there would be other customers available willing to purchase its oil production when its current contract ends. By division order, Conoco Inc. purchases all of the Company's crude oil pertaining to its interests owned based on a month-to-month contract, which can be terminated upon thirty (30) days notice by either party. A division order is a contract for the sale of oil, by the holder of a revenue interest in well or property, to the purchaser. It lists the names of revenue interest owners of a producible oil well or wells, along with the respective share of production revenues, and directs the purchaser to distribute the proceeds of production sales, accordingly. The Company has no commitment that obligates us to produce any set amount of oil (see also "Management's Discussion and Analysis of Financial Condition, and Plan of Operation", and "Description of properties").

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

To update a Company press release of March 28, 2001 regarding potential efforts in Australia: we have no final arrangement and the letter of intent has expired. William V. Harlow, Jr. remains an advisor to the Company. The Harlow Corporation entered into agreements for conducting geophysical and geological exploration activities in Queensland, Australia, with permit holders and as an approved applicant, on 5,872,494 acres. We have the opportunity to acquire available working interests up to approximately 49% at present in the initial work program at total cost estimates of USD $800,000 required. Later phases of the full-scale development project contemplated anticipate an additional $1,000,000 financial requirement needed by January of 2003. Preparation for the work program as reported in our prior Form 10-KSB/A filing was planned by Mr. Harlow to commence second quarter 2002. This schedule was revisited by the ongoing Australian Government permit procedures and processes to commence third quarter 2002 and is now effective. Our initial financial requirement is needed short term prior to commencement or as acceptable to Mr. Harlow for any potential participation. Although the Company is actively working on financing, funding for this opportunity has not been closed or committed by the Company. Project is subject to prior sale.

The Company issued 10,000 shares of its restricted common stock in behalf of signing the initial letter of intent with the Harlow Corporation and has issued an additional 10,000 shares of restricted common stock for an additional extension of the letter of intent, which extension has also expired. The principal fulfillment terms for the letter of intent included 1) $135,000 down payment 2.) A $2,365,000 production loan, interest only at 10% interest, all due with principal and interest in three years, and 3) approximately 2.5MM shares of the Company's common restricted stock with certain rights to file for registration of the shares in any public offering by the Company. Although the letter of intent has expired, the parties are continuing discussions and negotiations. This is now subject to prior sale. At August 1, 2002 this is subject to new negotiations of its terms.

As to reference a Company press release of March 28, 2001 and later reported as an update its previous filing on Form 10-KSB/A: with respect to potential projects in the Republic of Kazakhstan we have terminated all involvement. On October 30, 2000 the Company entered into a purchase agreement with Life Energy Technology Holdings, Ltd. of Ireland in which Life Energy agreed to acquire in accordance with the agreement, 49% of the then issued and outstanding shares for $20,000,000 investment in the company. The agreement was never consummated.

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

Phase One Acquisition and Development:
------------------------------------------

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

Officers And Directors Beneficially Own 69.41% Majority Of Shares: The executive officers and directors of the Company currently beneficially own approximately 69.41% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns an interest in 10, 9 of which are currently producing, oil wells located in Young County, Texas.

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

Lease Name                 Well Names                County           Working          Net Revenue
                           Under Leases                               Interest(%)      Interest(%)
Griffin                                              Young             87.5            68.359370
                           Griffin #1                Young             87.5            68.359370
                           Griffin #2 (SWD)          Young             87.5            68.359370
K-W Unit                                             Young             87.5            69.692910
                           K-W Unit                  Young             87.5            69.692910
McClatchy "B"                                        Young             87.5            71.750000
                           McClatchy B               Young             87.5            71.750000
Weichman (Deep)                                      Young             87.5            70.000000
                           Weichman#1                Young             87.5            70.000000
Wiechman (Shallow)                                   Young             87.5            70.000020
                           Wiechman#2                Young             87.5            70.000020
                           Wiechman#4                Young             87.5            70.000020
                           Wiechman#5                Young             87.5            70.000020
                           Wiechman#8                Young             87.5            70.000020
                           Wiechman#10               Young             87.5            70.000020
Wiechman "B"                                         Young             87.5            70.000000
                           Wiechman B                Young             87.5            70.000000
                           Wiechman (SWD)            Young             87.5            70.000000


A working interest means the percentage of the operating, drilling, completing and reworking costs that the Company is required to pay. The net revenue interest is the percentage of the revenues that the Company receives from the sale of oil that is produced from the wells.

A mineral interest is the ownership of rights to gas, oil, or other minerals as they naturally occur in place, at or below the surface of a tract of land. Ownership of the minerals carries with it the right to make such reasonable use of the surface as may be necessary to explore for and produce the minerals. Only the mineral owner (or fee owner) may execute an oil or gas lease conveying his interest in a tract of land. Severance: The owner of all rights to a tract of land (vertically or horizontally). In horizontal severance, for example, if he chooses to sell all or part of the mineral rights, two distinct estates are created: the surface rights to the tract of land and the mineral rights to the same tract. The two estates may change hands independently of each other. Severed minerals rights may be restricted as to mineral type, or limited by depth, (in which case the landowner retains the rights to minerals other than those severed, and to depth intervals other than those severed.)

The Black Family Partnership, Ltd. owns the remaining one eighth (1/8) working interests in the various properties, including the leases, equipment, operated wells, and associated contracts, listed above.

The Company re-completed the Wiechman #1 deep well and is reported by our operator to be producing oil in the Caddo Formation and casinghead gas, which is being vented off. Casinghead Gas is natural gas produced along with oil from an oil well (as distinguished from gas produced from a gas well). Casing head gas pressure can reduce fluid production, and limit the economic life of some wells. If gas pressure is reduced by venting off, oil production (measured in barrels of oil per day, BOPD), will increase. This results in increased revenue to the Company aiding the economics of keeping the oil well on production for a longer period of time at a higher profit margin. As facilities are not presently available in the area where this well is located, gas production is uneconomical at the present time. The Company may in the future look into employing new technology and or other effective measures or methods to be taken to improve production of oil in this well.

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

PROVED RESERVES

The following table sets forth the estimated total proved developed producing, and total proved developed nonproducing oil reserves, net to the Company's interest. The reserve information is based on excerpts of the independent report prepared by Russell K. Hall Texas P.E. no. 69926 at the request of the Company. The reserve information presented evaluates the Company's interests in properties located in Young County, Texas operated currently as of March 1, 2002 by Crown Quest Operating. The following table summarizes Proved Reserves using an effective date of *March 1, 2002 with an oil price of $19.25 per barrel (WTI posted) for same date. The table does not include Proved Undeveloped Reserves. As per SEC guidelines, prices and costs remain unescalated throughout the life of the properties. For each lease, oil prices were compared to Scurlock Permian's West Texas Intermediate posted price. Differences between historical prices and this reference price were used to adjust for transportation, bonus, and gravity adjustments.

                (1) *Present Value of Estimated Future Net Revenues


                                    Proved           Proved
                                    Developed        Developed         Total
                                    Producing        Non-Producing     Proved
                                    ---------        -------------     ------
Reserves (Net)
         Oil (bbl)                     48,525           51,540           100,064
         Gas (Mcf)                          0                0                 0
Revenue ($)                         1,060,262        1,126,146         2,186,408
Expenses ($)                          354,043          151,332           505,375
Investments ($)                             0           40,000            40,000
Future Net Income ($)
         Undiscounted                 706,219          934,814         1,641,033
         Discounted @ 10%             523,726          590,749              1,114,475



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

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Young County and Runnells County Texas respectively as of December 31, 2001 (first table below), and June 30, 2002 (second table below).


                Developed      Acreage          Undeveloped       Acreage
                Gross          Net              Gross             Net
                -----          ---              -----             ---
Young County    192.5          154               70               56
Runnells Cty      -0-          -0-              257               75
                -----          ---              ---               ---
Total           192.5          154              327               131



                Developed      Acreage          Undeveloped       Acreage
                Gross          Net              Gross             Net
                -----          ---              -----             ---
Young County    192.5          154              70                56
Runnells Cty (1)  -0-          -0-              -0-               -0-
                -----          ---              ---               ---
Total           192.5          154              70                56


(1) The Company elected not to renew its interests in May or June 2002 (see additional discussion in section on "Business", "Current Oil and Gas Operations" sub heading).

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net oil produced from the Company's properties located in Young County, Olney Texas, after royalties, during the periods indicated. (*Represents information for the period from the effective date of Company's acquisition of the Olney Young County Texas Interests on October 1, 2000 and ended December 31, 2000)


                                                      Year Ended December 31,
                                                      ----------------------
                                                      *2000      2001
                                                      -------    -------
Average net daily production of oil (Bbl)             49.47      37.72
Average net daily production of gas (MCF)               -0-       -0-
Average sales price of oil ($ per Bbl)                31.66      25.16
Average sales price of gas ($ per MCF)                  -0-       -0-
Average lifting cost ($ per bbl) oil equivalent        4.40       4.69


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


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company is listed on the over-the-counter, NASD NQB Pink Sheets. It was initially listed January 20, 2000. The range of high and low bid information for the shares of the Company's stock for the last two complete fiscal years, and most recent Quarterly periods, as reported by the OTC National Quotation Bureau, Pink Sheets, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.


For the Quarterly Periods Ended
March 31, and June 30, 2002                         High             Low
----------------------------                        ----             ---
First Quarter                                       $0.02            $0.02
Second Quarter                                       0.02             0.02


Year Ended December 31, 2001                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.36            $0.25
Second Quarter                                       0.25             0.225
Third Quarter                                        0.23             0.025
Fourth Quarter                                       0.05             0.02


Year Ended December 31, 2000                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.125           $0.125
Second Quarter                                       0.125            0.125
Third Quarter                                        0.125            0.125
Fourth Quarter                                       0.70             0.125


As of December 31, 2001, the Company had issued and outstanding 11,741,812 common shares held by approximately 134 holders of record.

As of August 1, 2002, the Company had issued and outstanding 12,057,512 common shares held by approximately 147 holders of record.

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


Name                       Date         Share Amt.      Purpose/in consideration of              Estimated Value
----                       ----         ----------      ---------------------------              ---------------
Troy Rogers (1)            9/27/00      10,000          for a first right to purchase
                                                        Young County, Texas oil
                                                                                  properties-leases                        $1,260
Michael Trapp (2)          9/27/00      15,000          making a 15,000 loan*                    $1,890
Thomas J. Richards (3)     9/27/00      30,000          making a 30,000 loan*                    $3,780
Scott Gardner (4)          9/27/00      30,000          making a 30,000 loan*                    $3,780
Scott Gardner (4)          1/18/01      20,000          making a 20,000 loan*                    $2,520


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

(**) The Company issued or subscribed for issuance of 745,000 shares of its common restricted stock in March 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

Name                       Date         Share Amt.      Purpose/in consideration of              Estimated Value
----                       ----         ----------      ---------------------------              ---------------
Scott Gardner (5)          10/01/01     150,000         full payment of $20,000 loan    $20,000
Michael A. Herzog (6)      10/01/01      25,000         full payment of $5,000 loan               $5,000
William V. Harlow Jr. (7)  10/01/01      10,000         extensions on Letters of Intent  $1,250
(Harlow Corporation)
Bud Hirk (8)               10/01/01      10,000         extension on $10,000 loan                 $1,250
Bennett Family Trust (9)   10/01/01     100,000         making a $50,000 loan                     $6,250
Blume Law Firm(10)         10/01/01      25,000         extensions granted on                     $3,150
                                                                                  bill payment
Blume Law Firm(10)         12/28/01      25,000         $500 bill reduction/extension      $500
Garrett S. Lipski(11)      12/23/01      50,000         $10,000 restricted stock                 $10,000
                                                                                  subscription
Royal Crest LLC (12)       12/31/01     300,000         exchange for $30,000 interest   $30,000
                                                                                  on Company loan

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

(***)The Company issued or subscribed for issuance of 326,000 shares of its common restricted stock in January, April, May, and July 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

Name                       Date         Share Amt.      Purpose/in consideration of              Estimated Value
----                       ----         ----------      ---------------------------              ---------------
Tim N. and Audrey K. Martin,
Joint Tenants with
Right of Survivorship (13)  01/19/02    50,000          $10,000 restricted stock                 $10,000
                                                                                  subscription
William V. Harlow Jr. (14)  04/01/02    10,000         Making a $4,000 loan                         $200
William V. Harlow Jr. (14)  04/01/02    10,000                  Services Rendered                            $200
Grant Elam                     (15)  04/01/02     6,000                  Making a $3,000 loan                         $120
Thomas J. Richards    (16)  05/01/02   150,000                  Making a $12,700 loan             $3,000
John Martin and Jyoti
Crystal, Joint Tenants with
right of Survivorship (17)  07/05/02   100,000               $10,000 restricted stock            $10,000
                                                                                  subscription


(***) $39,700 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.

     (13) Tim N. and Audrey K. Martin with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

     (14) Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation.

     (15) Grant Elam is not an affiliate, director, or officer of the Company.

     (16) Thomas J. Richards is on our advisory board, and is a shareholder and beneficial owner of the Company.

     (17) John Martin and Jyoti Crystal with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

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

                      Option Grants in the Fiscal Year 2000
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

The Company granted a stock option for the purchase of shares of the Company's common stock to a certain non-affiliated individual for providing capital to the Company and subscribing to the Company's common restricted stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                      Option Grants in the Fiscal Year 2001
                    Number of % of Total
                    Securities Underlying      Options Granted    Exercise or Base   Expiration
Name                Options Granted (#)        in Fiscal Year     Price ($/sh)       Date
----                -------------------        --------------     ------------       ----
Garrett S. Lipski   100,000                    100%               $1.00              3/23/04
421 E. Oraibi Drive
Phoenix, Arizona 85024


(1) The following are excerpts from certain provisions contained in the option agreement listed above, and include but not limited to the following:

The date of the agreement set forth in the table above is December 22, 2001; thevesting date for the option grants is sixty (90) days following the date of the Agreement. The expiration of each of the agreement is two (2) years from the date of vesting, valid until March 23, 2004.

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

                      Option Grants From January 1, 2002 Through The Period Ended August 1, 2002
                         Number of                  % of Total                  Exercise or
                         Securities Underlying    Options Granted               Base Price       Expiration
Name                     Options Granted (#)      in Period                  ($/sh)      Date
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

Outstanding Capital Commitments For 2001 include:

a.) Note to Royal Crest, LLC                                    $  371,915
issued March 31, 2001 with
interest at 20% per annum. Monthly
payments are interest only with full
payment due on January 31, 2003.

Status: (The note is current on June 30, 2002
At a balance of $366,067)



Anticipated Payment Source(s): Development of increased cash flow from the Olney
Interests;  from bridge or other bank financing  loans;  equity based financing;
rollover refinancing of note.

b.) Note to Baseline Capital, Inc.                              $  691,800
Note was issued September 29, 2000 and is
a non-interest bearing note.  Minimum monthly
payments of $25,000 or 80% of net production
proceeds from specified properties.

Status: (*The note is current at 6/30/02)


Anticipated  Payment  Source(s):  Existing  ongoing  revenues  from sales of oil produced;  work program  development  of properties  and  restructuring  note to potentially  increase cash flow associated with these property  interests by: 1)
interest  only bank type  financing 2) sale of a percentage  interest to JV type partner 3) equity based financing.

(*If a default occurred, Young County oil property interests owned by the Company would be sold)

(See also other discussions contained elsewhere in this document)

c.) Note to J.C. Wilson Pipe and Supply, Inc.                   $  245,000
Note was issued August 15, 1999 and accrues
interest at the rate of 9.5% per annum and,
with extensions is due on or before June 1, 2002.

Status: (At June 30, 2002, an extension is being negotiated on the terms of the note, and negotiations are underway to restructure the debt.)



Anticipated  Payment Source(s):  Extension on the note by issuance of restricted common  stock.  Payment of loan  partially or in full by: 1) interest  only bank type financing 2) Inventory type loan 3) equity based financing.

(If a default occurred, subsidiary assets would be sold whose value is in excess of the obligation).

d.) Note to Bennett Family Trust                                $   50,000
Note was issued June 12, 2001 and accrues
interest at the rate of 12% per annum and
Is due on or before June 12, 2002. Principal
To be paid at maturity.

Status: (The note is pending negotiations for extension, payment, or payoff at 6/30/02)


Anticipated Payment Source(s): Partial payments from bridge or other bank financing loans, restricted common stock; full payment from equity based financing; rollover refinancing of note.

e.) There are several small notes that in the aggregate are immaterial. At June 30, 2002, two notes totaling $20,000 in the aggregate have been renegotiated or brought current by extension of their terms.

The Company must generally undertake certain and ongoing expenditures in connection with preservation of its property interests, to maintain its oil and gas development rights, and develop its business prospects, acquisition and interests in accordance with its plan. Expenditures made in connection with preservation of property interests during 2001 through April 15, 2002 were approximately $100,000.

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

To update this paragraph in this section in our prior Form 10-KSB/A filing, we have been working on presentations to obtain potential financing for the development of work programs on our Young County oil properties. Plans include potential recompletions and for the drilling of 2 new wells. We have been additionally working on obtaining loans for renegotiation and refinance of a portion of or all the Baseline Capital, Inc.'s secured loan balance that includes a secured interest on the properties held by First American Bank of Midland Texas. The requirements and timing anticipated for this development and note restructuring are as follows: Drilling and Recompletions approximately $350,000 which have been revised August 1, 2002 to $250,000 to $300,000 based on re estimation of costs, and note restructuring $292,000 to $672,000 (which is revised August 1, 2002 to ($250,000 to $500,000) based on pay-downs of existing Baseline Capital note; 3 months or sooner preferred timing for both. Management believes cash flow can be improved if it is able to successfully obtain finances needed for the work program and can additionally negotiate a better restructuring of the note on the Company's Young County property interests (see additional discussions in "Business" and "Recent Developments" Sections).

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

OIL AND GAS PROPERTIES

The Company as of the date of this filing is the primary owner of majority interests in oil producing properties consisting of 6 leases, wells, equipment, and reserves located in Young County, Olney Texas. The Company operates these properties on a month-to-month contract with local operators in the area. The Company currently sells its oil production by Division Order to Conoco Oil. The standardized measure of discounted future net cash flows for all the Company's properties as of December 31, 2001 is $1,167,007..

INCOME TAXES

At December 31, 2001, the Company has a federal operating loss carryforward of$779,997 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire commencing in the year 2010.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB/A2 includes "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

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

Unsecured, Demand Note Payable to Mel Herzog, $ 18,461 a Director and shareholder.


Unsecured, Demand Note Payable to Dennis R. Alexander,                  $  10,228
a Director and shareholder

Total Due to Shareholders                                               $ 673,454


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

         Capitalized Costs Relating to Oil and Gas Producing Activities
                           December 31, 2001 and 2000
                                                2001            2000
                                                ----            ----
Proved Oil Leases                               $ 1,178,589       1,353,385
Unproved Oil Leases                                      -0-         32,000
----------      ----------
Sub total                                         1,178,589       1,385,385

Accumulated Depreciation,
  Depletion and amortization,
  and valuation allowances                           (3,402)           (851)
                                                      ------      ----------
Net capitalized costs                           $ 1,175,187       1,384,534


                             ENERGY PRODUCERS, INC.

                COSTS INCURRED IN OIL AND GAS LEASE ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2001 and 2000

                                                                        2001                    2000
                                                                        ----                    ----
Acquisition of Oil Leases:

Proved                                                                  $       -0-             $1,353,385
Unproved                                                                        -0-                 32,000
Exploration Costs                                                               -0-                     -0-
Development Costs                                                           11,250                      -0-
         Total Costs Incurred                                           $   11,250              $1,385,385
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

Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table below are proved, developed reserves and are located within the United States.

                                                                2001                          2000
                                                                ----                          ----
                                                        OIL             GAS          OIL             GAS
                                                        ---             ---          ---             ---
PROVED DEVELOPED RESERVES                               (bbls)                       (bbls)
Beginning of Year                                        133,386        -0-           -0-             -0-
Revision in previous estimates                           (17,828)       -0-           -0-             -0-
Discoveries and extension                                     -0-       -0-           -0-             -0-
Purchase in place                                             -0-       -0-          137,937          -0-
Production                                               (13,765)       -0-           (4,551)         -0-
Sales in place                                               (-0-)      -0-           -0-             -0-
                                                             -----      ---           ---             ---
End of Year                                              101,793        -0-          133,386          -0-
                                                         ========       ===          =======          ===
PROVED DEVELOPED RESERVES:

Beginning of Year                                        133,386        -0-           -0-             -0-
End of Year                                              101,793        -0-          133,386          -0-
                                                         =======        ===          =======          ===

                             ENERGY PRODUCERS, INC.

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                 NET CASH FLOWS AND CHANGES THEREIN RELATING TO
                           PROVED OIL AND GAS RESERVES
                                    Unaudited

                          At December 31, 2001 and 2000

                                                             2000                       2001
                                                             ----                       ----
Future Cash Flows                                            2,224,177                  3,548,068
Future Production and Development Costs                       (507,990)                  (650,092)
Future Income Tax Expenses                                         -0-                        -0-
Future Net Cash Flows                                        1,716,187                  2,897,976

10% Annual Discount for Estimated Timing of Cash Flows        (549,180)                (1,165,566)
Standardized measure of Discounted Future Net Cash Flows    (1,167,007)                (1,732,410)


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

                             ENERGY PRODUCERS, INC.

                       CHANGES IN THE STANDARDIZED MEASURE
                         OF DISCOUNTED FUTURE CASH FLOWS
                                    Unaudited

                          At December 31, 2001 and 2000

                                                                    2001            2000
                                                                    ----            ----
Balance, Beginning of Year:                                     $   1,732,410           -0-

Sales of Oil Produced Net of Production Costs                        (249,179)    (129,364)

Net Changes in Prices and Production Costs                           (607,273)    (475,120)

Extensions and Discoveries, less Related Costs                             -0-          -0-

Purchase and Sales of Oil in Place                                          -    1,171,328
Revisions of
Estimated Development Costs                                          (258,131)          -0-

Accretion of Discount                                                 549,180    1,165,566
                                                                      -------    ---------
Net Changes in Income Taxes                                                -0-          -0-
                                                                      -------    ---------

Balance, End of Year                                            $   1,167,007    1,732,410
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



/s/ Henry Schiffer
------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 4, 2002

                             ROGERS DRILLING COMPANY
                    HISTORICAL SUMMARIES OF GROSS INCOME AND
                   DIRECT OPERATING EXPENSES FOR CERTAIN WELLS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                 GRIFFIN       MCCLATCHY        WIECHMAN        WIECHMAN        K-W UNIT
                                                       B              #1              #2                        TOTAL
                 Sales            $4,607         $28,047        $256,517        $480,901        $119,089        $889,161
                                  ------         -------        --------        --------        --------        --------
OPERATING COSTS
   Pumper/Roustabout               2,400           1,800           3,800           4,280           2,250          14,530
   Dozer                               0             180               0             660           1,020           1,860
   Electricity                     2,917           4,205               0           5,984               0          13,106
   Maintenance                       854           1,031               0           2,995             921           5,801
   Severance Tax                     167           1,172          11,970          18,743           5,506          37,558
   Other Taxes                        61             142           3,177           5,920               0           9,300
   Permits/Licenses                    0              55               0             100              45             200
-------------------
  Trucking                         4,574               0             191             455           2,319           7,539
                                   -----               -             ---             ---           -----           -----

Total Operating Costs             10,973           8,585          19,138          39,137          12,061          89,894
                                  ------           -----          ------          ------          ------          ------

Gross Profit (Loss)              -$6,366         $19,462        $237,379        $441,764        $107,028        $799,267

                               ===================================================================================================

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales                            $14,943         $31,034        $112,583        $382,173        $182,726        $723,459
                                 -------         -------        --------        --------        --------        --------

OPERATING COSTS
   Pumper/Roustabout               1,800           1,350           2,700           3,150           2,700          11,700
   Dozer                             230               0               0             360             300             890
   Electricity                     2,651           2,009               0           3,276               0           7,936
   Maintenance                    10,989           4,965           3,598           1,752              21          21,325
   Severance Tax                     690           1,433           5,198          17,646           8,437          33,404
   Permits/Licenses                    0               0               0              39           1,952           1,991
   Trucking                            0               0             375             210               0             585
                                       -               -             ---             ---               -           -----

Total Operating Costs             16,360           9,757          11,871          26,433          13,410          77,831
                                  ------           -----          ------          ------          ------          ------

Gross Profit (Loss)              -$1,417         $21,277        $100,712        $355,740        $169,316        $645,628
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

The directors, executive officers and significant employees of the company are as follows:

                                       POSITION
NAME                     AGE           WITH COMPANY
----                     ---           ------------
Mel Herzog,               82           Chairman, and Chief Executive Officer
Dennis R. Alexander,      48           President, and Director
Jay C. Wilson,            72           President and Director of Producers Supply Inc.
Larry W. Trapp,           60           Vice President, Treasurer, and Director
David J. Kronenberg,      48           Director, and Assistant Secretary
Melvena Alexander,        68           Secretary and Comptroller
Thomas J. Richards,       56           Advisory Board Member
William V. Harlow Jr.,    62           Advisory Board Member
William A. Sanders,       73           Advisor


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

William A. Sanders has been an Executive Advisor and Consultant to the Company since May 7, 2000, having served as a Director and Executive Advisor since May 18, 1999. In September 1998 he was a founder, and from January 19, 1999 through the acquisition processes with the Company served as a Director of Energy Producers Group, Inc. From January 1, 1998 through 2001 Mr. Sanders was continuing work and an ongoing evaluation of logs and studies made by Phillips Petroleum Company on a test well to 18,013' looking for hydrothermal in 1981. The lease is located in Pima County Arizona. Mr. Sanders obtained a non-competitive oil and gas lease for the original well site (after original had expired) that was issued to him April 27th 1990 by the State Land Department, State of Arizona. Mr. Sanders continued efforts in part was toward a potential work program for a water development project at 12,000' which has not been activated. His studies regarding the seismic information and original well test indicated fresh water, probable Paleozoic and Cambrian period for development. Mr. Sanders originally founded the Mecca Drilling Co. and Magnum Drilling Co. These companies engaged in buying oil production in Louisiana and Arkansas.

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



(1) Academy Research is owned by and provides the services of Mel Herzog, our Chairman and CEO. Mr. Herzog, and his wife Charlotte Herzog are both Trustors and Trustees of the Mel and Charlotte Herzog TTEE (Trustee) UA ("Uniform Agreement" or "Unitrust Agreement") DTD ("Declaration of Trust Dated") January 31, 1994 Herzog Revocable Living Trust JT Grantors. The beneficiaries of the Trust are Steven Paul Herzog MD, and Michael Alan Herzog (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

(2) Global Media Network USA, Inc. is owned by and provides the services of Dennis R. Alexander, our President (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

(3) Melvena Alexander our Secretary and Comptroller provides contracted services through Melvena Alexander CPA, an entity she owns. Melvena Alexander CPA received $13,500 in 2001, and 46,900 in fiscal year 2000 for providing the services of Melvena Alexander. (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

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

                      Option Grants in the  Fiscal Year 2000
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of August 1, 2002. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.


Title of          Name and Address                 Beneficial                 Percent
Class             Beneficial Owner                 Ownership                  of Class
-----             ----------------                 ----------                 ----------
Common            Jay C. Wilson                     1,870,335 (1)             11.09%
                  124 South First Street
                  Stephens, Arkansas 71764
Common            Larry W. Trapp                    2,620,000 (2)             15.54%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            Mel Herzog                        1,802,500 (3)             10.69%
                  P.O. Box 15666
                  Scottsdale, Arizona 85267-5666
Common            David J. Kronenberg               1,578,200 (4)              9.36%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William A. Sanders                  510,000                  3.03%
                  3202 W. Bell Road Apt#1177
                  Phoenix, Arizona 85053
Common            Melvena Alexander                   790,000 (5)              4.68%
                  6564 Smoke Tree Lane
                  Scottsdale, Arizona 85253
Common            Dennis R Alexander (5)            1,512,500 (6)              8.97%
                  5423 E. Piping Rock Road
                  Scottsdale, Arizona 85254
Common            Thomas J. Richards                  980,000 (7)              5.81%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William V. Harlow, Jr.               40,000                  0.24%
                  119 West 15th Street
                  Amarillo, Texas 79101
Common            All Officers and Directors
                  as a Group                       11,703,535                 69.41%


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

(4) Included in the table are 1,037,500 shares owned by the DJ and SM Kronenberg Family Limited Liability Limited Partnership (LLLP) that Mr. Kronenberg is a Limited Partner of with his wife Sheryl M. Kronenberg. Included in the table are 30,000 shares owned by David J. Kronenberg, CPA, PC, Profit- sharing Pension Plan. Also included in the table are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Kronenberg, and 10,700 shares owned indirectly through Royal Crest, LLC, which is managed by him. Not included in the table are 40,000 shares gifted to Ronald and Marie Mencaraelli, sister and brother-in-law; 40,000 gifted to Anthony and Clare Fernandez, sister and brother-in-law; and 20,000 shares gifted to Rita Kronenberg, sister; 62,500 shares gifted to Thomas J. Richards, advisor (5); and 25,000 shares gifted to Melvena Alexander, Secretary (7).

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

(7) Includes 230,000 shares owned directly by Mr. Richards, and 250,000 shares as the total of all gifts aggregated, as equally received by him from Mel Herzog
(3), Dennis Alexander (6), David Kronenberg (4), and Larry Trapp (2). Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Richards.

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

Status: (As of June 30, 2002, anew extension is being negotiated on the terms of the note, and negotiations are underway to restructure the debt.)

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

Note to Royal Crest, LLC $371,915 issued March 31, 2001 with interest at 20% per annum. Monthly payments are interest only with full payment due on January 31, 2003.

Status:(The note is current at June 30, 2002 at a balance of $366,067)

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

The Company is sub leasing to David J. Kronenberg, indirectly through Kronenberg Tax and Management LLC, half of the Company's subleased office space on a month-to-month basis. The Company's arrangement for sub leased office space is with a non affiliated party (a co-sharing basis) approximately 2,000 square feet of office space for its corporate headquarters at 7944 E. Beck Lane, Suite 200, Scottsdale, Arizona 85260-1774, and its telephone number is (480) 778-0488. The terms of the sub-lease are monthly at the rate of $1,200.00 per month. Duration of the lease is within the non-affiliate party's 2-year renewable lease provisions. The Company has the same terms as to duration and roll over options at its election and is current in its payments.

The following note is held and administered by a related party of the Company.

Note to Baseline Capital, Inc. $ 691,800 Note was issued September 29, 2000 and is a non-interest bearing note. Minimum monthly payments of $25,000 or 80% of net production proceeds from specified properties.

Status: (*The note is current at a balance of $541,800 on June 30, 2002)

(*See also other discussions contained elsewhere in this document)

Baseline Capital, Inc. and Mr. Karl Reiter holds option grants for future exercises and the Young County, Texas oil properties owned by the Company, which are managed by Baseline Capital, Inc. and provide for a consulting agreement with Karl J. Reiter of Baseline Capital, Inc.

Promissory Note payable to Larry W. Trapp. $ 14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due August 1, 2002. (The note has been extended to the earlier of September 30, 2002 or on demand. The note is current at a balance of 15,000 on June 30, 2002)

Larry W. Trapp is a director and shareholder of the Company.

Promissory Note payable to Thomas J. Richards. $ 13,150 Note was issued December 6, 2001 with interest at 18% per annum after due date December 17, 2001, plus $700 origination fee and $1,315 penalty.

Status: (The note has been extended to the earlier of September 30, 2002 or on demand. Note is current, additional loans have been made, and at June 30, 2002 the balance is $55,347.)

Thomas J. Richards is an advisor/consultant and shareholder of the Company.

Unsecured, Demand Note Payable to Mel Herzog, $ 18,461 Chairman, CEO, and shareholder. (Note is current, additional loans have been made, and at June 30, 2002 the balance is $24,959)

Unsecured, Demand Note Payable to Dennis R. Alexander, $ 10,228 President, director and shareholder. (Note is current, additional loans have been made, and at June 30, 2002 the balance is $31,689)

Contracts
---------

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

(*)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following:

Name                        Date            Share Amt.        Purpose/in consideration of                 Estimated Value
----                        ----            ----------        ---------------------------                 ---------------
Troy Rogers (1)             9/27/00         10,000            for a first right to purchase
                                                              Young County Texas oil
                                                              properties-leases.                          $1,260
Michael Trapp (2)           9/27/00         15,000            making a 15,000 loan                        $1,890
Thomas J. Richards (3)      9/27/00         30,000            making a 30,000 loan                        $3,780
Scott Gardner (4)           9/27/00         30,000            making a 30,000 loan                        $3,780
Scott Gardner (4)           1/18/01         20,000            making a 20,000 loan                        $2,520


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

Name                       Date         Share Amt.      Purpose/in consideration of              Estimated Value
----                       ----         ----------      ---------------------------              ---------------
Scott Gardner (5)          10/01/01     150,000         full payment of $20,000 loan              $20,000
Michael A. Herzog (6)      10/01/01      25,000         full payment of $5,000 loan               $5,000
William V. Harlow Jr. (7)  10/01/01      10,000         extensions on Letters of Intent  $1,250
(Harlow Corporation)
Bud Hirk (8)               10/01/01      10,000         extension on $10,000 loan                 $1,250
Bennett Family Trust (9)   10/01/01     100,000         making a $50,000 loan                     $6,250
Blume Law Firm(10)         10/01/01      25,000         extensions granted on                     $3,150
                                                         bill payment
Blume Law Firm(10)         12/28/01      25,000         $500 bill reduction/extension               $500
Garrett S. Lipski(11)      12/23/01      50,000         $10,000 restricted stock                 $10,000
                                                         subscription
Royal Crest LLC (12)       12/31/01      300,000        exchange for $30,000 interest            $30,000
                                                         on Company loan

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

(3)The Company issued or subscribed for issuance of 326,000 shares of its common restricted stock in January, April, May, and July 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in
Section 4(2) of the Securities Act of 1933.

Name                            Date         Share Amt.      Purpose/in consideration of              Estimated Value
----                            ----         ----------      ---------------------------              ---------------
Tim N. and Audrey K. Martin,
Joint Tenants with
Right of Survivorship (13)      01/19/02     50,000          $10,000 restricted stock                 $10,000
                                                              subscription
William V. Harlow Jr. (14)      04/01/02     10,000          Making a $4,000 loan                        $200
William V. Harlow Jr. (14)      04/01/02     10,000          Services Rendered                           $200
Grant Elam            (15)      04/01/02      6,000          Making a $3,000 loan                        $120
Thomas J. Richards    (16)      05/01/02    150,000          Making a $12,700 loan                     $3,000
John Martin and Jyoti
Crystal, Joint Tenants with
right of Survivorship (17)      07/05/02    100,000          $10,000 restricted stock                 $10,000
                                                              subscription


(***) $39,700 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.

     (13) Tim N. and Audrey K. Martin with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

     (14) Mr. Harlow is on our advisory board, is a shareholder and owns The Harlow Corporation.

     (15) Grant Elam is not an affiliate, director, or officer of the Company.

     (16) Thomas J. Richards is on our advisory board, and is a shareholder and beneficial owner of the Company.

     (17) John Martin and Jyoti Crystal with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

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

There are no exhibits or reports on Form 8-K and Form 10-KSB.

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