Form 10KSB/A
period 2001-12-31
ENERGY PRODUCERS INC
filed 2002-10-04
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A3

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The issuer's revenues for its most recent fiscal year were $384,729.

The aggregate market value on December 31, 2001, of common shares held by non-affiliates was approximately $122,640 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 31st, 2001, the issuer had 11,741,812 shares of its $0.001 par value common stock issued and outstanding.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

Except for the historical information contained herein, the matters discussed in this amended Form 10-KSB/A3 are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

HISTORY AND OVERVIEW
--------------------

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

The Company's entry into the oil and gas business came from its initial acquisition of majority working interests in properties consisting of oil and gas leases, wells, and equipment containing proven developed reserves producing oil in Young County, Olney, Texas. Additionally, the Company owns interests in two unproven oil and gas leases located in Runnells County Texas (see additional discussion in following section on "Business", under sub heading "Current Oil and Gas Operations"). The Company is not yet set up for or engaged in natural gas production.

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

RECENT DEVELOPMENTS:
--------------------

Since December 31, 2000 the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties in Young County, Texas.

During the fiscal year ended December 31, 2001 the Company incurred normal expenses in repairing pumps, casing leaks, and other remedial work on various wells in our producing oil leases in Young County, Texas. Expenditures of $11,250 were spent plugging off the producing Mississippian zone in our Weichman #1 deep well and recompleting up the pipe to produce oil in the Caddo formation. A recompletion is a work over that entails completion of the well in a productive structure, either shallower or deeper, that has not previously been produced through the well.

The Company obtained a $15,000 loan for its Producers Supply, Inc. segment in 2001, which was spent to repair and upgrade its roof, and provide working capital.

As discussed in, and to update our prior Form 10-KSB/A2 filing, the Company retained ARBOC, LC ("ARBOC") of Florida for cash payment in the amount of USD $10,000 in December 2001 as a financial consultant to assist with structuring and financing presentations, and to secure funding for the Company. On February 2, 2002 comprehensive Company due diligence materials were sent at the written request of ARBOC for their review and structuring analysis. This included summary information and assumptions regarding potentials for the acquisition of The Harlow Corporation, its current operations of natural gas and gas gathering systems, and its additional plans for potential leasehold development of 3,500 to 7,500 acres for natural gas in Texas and Oklahoma; an exploration and development program in Australia being conducted by Harlow Australia Pty Ltd.; technology related to oil and gas, as identified and tested by the Harlow Corporation; information on potential development of Arkansas based Nacatoch sand for oil production-initial test and mid term development; and other prospects and projects including real estate; bio solids processing and technology related thereto (see additional discussion in section on "Business"). Based on
preliminary   discussions  with  ARBOC,  the  Company  anticipated  a  financial arrangement to be recommended to the Company based on their due diligence review, with one or more choices as to structure to follow for approval by the Company such as private placement, debt, or other. The targeted amount for financing was $3MM to $5MM dollars. The initial target date of obtaining financing was to be by the end of first quarter or beginning of second quarter 2002.The Company was notified by ARBOC at the end of April, beginning of May 2002 that based upon their review the Company should narrow its focus to oil and gas acquisitions and development located initially on a domestic basis only and resubmit to ARBOC. The Company resubmitted a new plan to ARBOC on June 16, 2002 eliminating real estate, technology, bio solids, and Harlow Australia prospect from its summaries and assumptions. The target amount indicated use of funds for oil and gas project developments and acquisition in the range from $1MM-3.5MM with new Company timing goal of 60 to 90 days. Initial feedback from ARBOC was indicated positive. At August 5, 2002 ARBOC notified the Company that we are still considered an open project, and they are continuing the search for funding. At that time they had no active investors interested in our project. The Company is in negotiations to acquire all or a partial interest in land and a building presently owned by Elder Care Services, Inc., which is located in the City of Laurinburg, Scotland County, North Carolina. One of the principals of Elder Care Services, Inc., Mr. Robert Dultz, is also a shareholder of the Company, owning 4% of the outstanding stock, which is less than a beneficial interest on a fully diluted basis. The Company is assisting Elder Care Services, Inc. in obtaining a bridge loan prior to obtaining construction financing to develop the property either under HUD or conventional guidelines. From the bridge loan of approximately $1,200,000, the Company would receive $150,000 to $200,000 for its assistance in the loan placement, which it would use for working capital. The loan is expected to close escrow in October 2002.

As discussed in, and to update our prior Form 10-KSB/A2 filing, the Company is seeking financing for recompletions and the drilling of new wells on our Young County oil properties. We estimate it will take between USD $200,000 and $300,000 to accomplish this. An additional USD $500,000 would allow us to refinance the Company's secured note balance held by Baseline Capital, Inc., of Midland Texas. The Young County oil leases are collateral for this existing note. Financing arrangements have been discussed with investors and a firm commitment for an adequate loan is expected sometime in October 2002. (see additional discussion in "Description of Properties" and "Liquidity and Capital Resources" section).

The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

THE BUSINESS
------------

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

Future Operations of Producers Supply
---------------------------------------

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

Current Oil and Gas Operations
-------------------------------

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


To update our prior Form 10-KSB/A2 filing: The Company originally reported in May and June of 2000 its participation in the attempted completion of one development well. The one well was a dry hole. The well was located in Runnels County, Texas and the Company owned a 29.3333335% working interest in the well. The Company consequently owns this same minority interest in an unproved 257 acres on two leases held for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. The leases were believed to contain reserves of oil and gas, and we have not attributed proved reserves to these leases. The Company indicated it had been attempting to sell its interests to industry partners or to develop them. As of December 31, 2001 the Company elected to expense these items.

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

Customers/Delivery Commitments: The Company presently sells and receives monthly payment for its production of oil in Young County, Texas by its division order with Conoco, Inc. The Company believes that there would be other customers available willing to purchase its oil production when its current contract ends. By division order, Conoco Inc. purchases all of the Company's crude oil pertaining to its interests owned based on a month- to-month contract, which can be terminated upon thirty (30) days notice by either party. A division order is a contract for the sale of oil, by the holder of a revenue interest in well or property, to the purchaser. It lists the names of revenue interest owners of a producible oil well or wells, along with the respective share of production revenues, and directs the purchaser to distribute the proceeds of production sales, accordingly. The Company has no commitment that obligates us to produce any set amount of oil (see also "Management's Discussion and Analysis of Financial Condition, and Plan of Operation", and "Description of properties").

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

To update a Company press release of March 28, 2001 regarding potential efforts in Australia: we have no final arrangement and the letter of intent has expired. William V. Harlow, Jr. remains an advisor to the Company. The Harlow Corporation entered into agreements for conducting geophysical and geological exploration activities in Queensland, Australia, with permit holders and as an approved applicant, on 5,872,494 acres. We have the opportunity to acquire available working interests up to approximately 49% at present in the initial work program at total cost estimates of USD $800,000 required. Later phases of the full-scale development project contemplated anticipate an additional $1,000,000 financial requirement needed by January of 2003. Preparation for the work program as reported in our prior Form 10- KSB/A filing was planned by Mr. Harlow to commence second quarter 2002. This schedule was revisited by the ongoing Australian Government permit procedures and processes to commence third quarter 2002 and is now effective. Our initial financial requirement is needed short term prior to commencement or as acceptable to Mr. Harlow for any potential participation. Although the Company is actively working on financing, funding for this opportunity has not been closed or committed by the Company. Project is subject to prior sale.

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

Phase One Acquisition and Development:
--------------------------------------

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

SALES AND MARKETABILITY
-----------------------

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

BUSINESS RISKS
--------------

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

Officers And Directors Beneficially Own 69.70% Majority Of Shares: The executive officers and directors of the Company currently beneficially own approximately 69.70% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

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

OBLIGATIONS AND CONTINGENCIES
-----------------------------

The Company is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

OTHER
-----

The Company presently does not retain any employees. Individual consulting firms owned by three key officers manage the day-to-day operations of our Company full time. The Company is not in the position to afford to make salary payments. Three other directors, two of which are officers of the Company, assist us and are available as required for no charge. The third is an executive officer supervising our subsidary operations in Arkansas on a contract basis. We also have three advisors; one assists the executive officers on a contract basis; the other two advisors assist us with project evaluations. The Company intends to hire several full time employees if we receive funds which include; chief communications officer; investor relations; vice president; operations officer; financial officer; oil and gas operator pumper supervisor. Future performance will be substantially dependent on the continued services of management at no cost and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

All of the company's revenues during the last fiscal year were derived from domestic sources.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

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

Lease Name             Well Names      County         Working       Net Revenue
                                       Under Leases   Interest(%)   Interest(%)
----------             ----------      ------------   -----------   -----------
Griffin                                Young             87.5       68.359370
Griffin #1                             Young             87.5       68.359370
Griffin #2 (SWD)                       Young             87.5       68.359370
K-W Unit                               Young             87.5       69.692910
K-W Unit                               Young             87.5       69.692910
McClatchy "B"                          Young             87.5       71.750000
McClatchy B                            Young             87.5       71.750000
Weichman (Deep)                        Young             87.5       70.000000
Weichman#1                             Young             87.5       70.000000
Wiechman (Shallow)                     Young             87.5       70.000020
Wiechman#2                             Young             87.5       70.000020
Wiechman#4                             Young             87.5       70.000020
Wiechman#5                             Young             87.5       70.000020
Wiechman#8                             Young             87.5       70.000020
Wiechman#10                            Young             87.5       70.000020
Wiechman "B"                           Young             87.5       70.000000
Wiechman B                             Young             87.5       70.000000
Wiechman (SWD)                         Young             87.5       70.000000


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

The Company re-completed the Weichman #1 deep well and is reported by our operator to be producing oil in the Caddo Formation and casinghead gas, which is being vented off. Casinghead Gas is natural gas produced along with oil from an oil well (as distinguished from gas produced from a gas well). Casing head gas pressure can reduce fluid production, and limit the economic life of some wells. If gas pressure is reduced by venting off, oil production (measured in barrels of oil per day, BOPD), will increase. This results in increased revenue to the Company aiding the economics of keeping the oil well on production for a longer period of time at a higher profit margin. As facilities are not presently available in the area where this well is located, gas production is uneconomical at the present time. The Company may in the future look into employing new technology and or other effective measures or methods to be taken to improve production of oil in this well.

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

Continued Description of Properties
------------------------------------

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

During July, 1999, Mr. George P. Betts, MBA, GRI, Certified General Appraiser, CG-0561, Betts Enterprises, was retained to perform an appraisal of the land and building of the subject property commonly known as Producers Supply, Inc., a commercial business in Stephen, Ouachita County, Arkansas. The present utility of the property reported is a petrochemical industry parts and supply operation located at 124 South First Street in Stephens. Producers Supply, Inc. is a wholly owned subsidiary of Energy Producers, Inc. (the "Company")The aggregate property considered within the appraisal is approximately .36 acres. The retail space, warehouse, offices and baths within the appraisal is approximately 5,000 square feet.

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


EXPLORATION AND PRODUCTION
--------------------------

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

PROVED RESERVES
---------------

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

WELLS AND ACREAGE
-----------------

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


PRODUCTION AND SALE OF OIL AND GAS
----------------------------------

The following table summarizes certain information relating to the Company's net oil produced from the Company's properties located in Young County, Olney Texas, after royalties, during the periods indicated. (*Represents information for the period from the effective date of Company's acquisition of the Olney Young County Texas Interests on October 1, 2000 and ended December 31, 2000)


                                                      Year Ended December 31
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


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Company is not a party in any litigation at the present time.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.


                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET PRICE AND DIVIDENDS OF COMPANY
-------------------------------------

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

For the Quarterly Periods Ended
March 31, and June 30, 2002                         High             Low
-----------------------------                       ----             ---
First Quarter                                       $0.02            $0.02
Second Quarter                                       0.02             0.02


Year Ended December 31, 2001                        High             Low
-----------------------------                       ----             ---
First Quarter                                       $0.36            $ 0.25
Second Quarter                                       0.25             0.225
Third Quarter                                        0.23             0.025
Fourth Quarter                                       0.05              0.02


Year Ended December 31, 2000                        High             Low
-----------------------------                       ----             ---
First Quarter                                       $0.125           $0.125
Second Quarter                                       0.125            0.125
Third Quarter                                        0.125            0.125
Fourth Quarter                                        0.70            0.125


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

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

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

Fair MarketValue

Name                  Date     Share Amt.   Type of Consideration                  of Consideration
----                  ----     ----------   ---------------------                  ----------------
Troy Rogers(1)        9/27/00  10,000       Stock in exchange for a first right
                                            to purchase Young County, Texas oil
                                            properties-leases                      $1,260
Michael Trapp(2)      9/27/00  15,000       Stock as additional consideration for
                                            making a 15,000 cash loan*             $1,890
Thomas J. Richards(3) 9/27/00  30,000       Stock as additional consideration for
                                            making a 30,000 cash loan*             $3,780
Scott Gardner (4)     9/27/00  30,000       Stock as additional consideration for
                                            making a 30,000 cash loan*             $3,780
Scott Gardner (4)     1/18/01  20,000       Stock as additional consideration for
                                            making a cash 20,000 loan*             $2,520


(*)$75,000 of the loan proceeds was used to pay the closing costs on the purchase of the Rogers Property interests. The additional $20,000 was used for working capital.

(1) Troy Rogers of Rogers Drilling Company of Olney, Young County Texas, owned certain properties and a majority of its interests were purchased by the Company September 29, 2000 (see "Description of Properties"). The Company must include and file for a registration of these shares if it has n offering.

(2) In the immediately preceding table above, a $15,000 loan was made by Michael Trapp who is a shareholder of the Company and the son of Larry W. Trapp, a shareholder, Director, and Treasurer of the Company.

(3) In the immediately  preceding table above, a $30,000 loan was made by Thomas
J. Richards who is on our advisory board, and a shareholder and beneficial owner of the Company.

(4) Scott Gardner is not an affiliate, director, or officer of the Company.

(**) The Company issued or subscribed for issuance of 745,000 shares of its common restricted stock in March 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

Fair Market Value
Name                      Date      Share Amt.  Type of Consideration                    of Consideration
----                      ----      ----------  ---------------------                    ----------------
Scott Gardner (5)         10/01/01  150,000     Stock in exchange for the full
                                                payment of a $20,000 cash loan           $20,000
Michael A. Herzog (6)     10/01/01   25,000     Stock in exchange for the full
                                                payment of a $5,000 cash loan            $ 5,000
William V. Harlow Jr.(7)  10/01/01   10,000     Stock in exchange for extensions
                                                Granted on Letters of Intent             $ 1,250
                                                (The Harlow Corporation)
Bud Hirk (8)              10/01/01   10,000     Stock in exchange for an extension
                                                granted on a $10,000 cash loan           $ 1,250
Bennett Family Trust (9)  10/01/01  100,000     Stock as additional consideration for
                                                making a $50,000 cash loan               $ 6,250
Blume Law Firm(10)        10/01/01   25,000     Stock in exchange for extensions
                                                granted on bill payment                  $ 3,150
Blume Law Firm(10)        12/28/01   25,000     Stock in exchange for a $500
                                                services rendered                        $   500
Garrett S. Lipski(11)     12/23/01   50,000     $10,000 cash for restricted stock        $10,000
                                                subscription
Royal Crest LLC (12)      12/31/01  300,000     Stock in exchange for $30,000 interest   $30,000
                                                Due on a Company loan


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

(10) Blume Law Firm is the Company's corporate securities counsel.

(11) Garrett S. Lipski is not an affiliate, director, or officer of the Company.

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

                                               Fair Market Value

Name                          Date         Share Amt.       Type of consideration        of Consideration
-----                         ----         ----------       ---------------------        -----------------
Tim N. and Audrey K. Martin,
Joint Tenants with
Right of Survivorship (13)    01/19/02      50,000          Cash for $10,000
                                                            restricted stock             $10,000
                                                            subscription
William V. Harlow Jr. (14)    04/01/02      10,000          Stock as additional
                                                            consideration for making a
                                                            $4,000 cash loan             $   200
William V. Harlow Jr. (14)    04/01/02      10,000          Stock in exchange for
                                                            services rendered            $   200
Grant Elam            (15)    04/01/02       6,000          Stock as additional
                                                            consideration for making a
                                                            $3,000 cash loan             $   120
Thomas J. Richards    (16)    05/01/02     150,000          Stock as additional
                                                            consideration for making a
                                                            $12,700 cash loan            $ 3,000
John Martin and Jyoti
Crystal, Joint Tenants with
right of Survivorship (17)    07/05/02     100,000          Cash for $10,000 restricted  $10,000
                                                            stock subscription


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

                      Option Grants in the Fiscal Year 2000
              To Officers, Consultants, Directors, and Advisors (1)

                                    Number of                    % of Total
                                    Securities Underlying        Options Granted        Exercise or Base        Expiration
                                    Options Granted (#)          in Fiscal Year         Price ($/sh)            Date
                                    -------------------          --------------         ------------            ----
Name
----
Mel Herzog (CEO) and Charlotte
Herzog TTEE UA DTD Jan 31,
1994 Herzog Revocable Living
Trust JT Grantors                   600,000                      9.091%                $0.95                   11/30/2007

Dennis R. Alexander, President/Dir  600,000                      9.091%                $0.95                   11/30/2007

Melvena Alexander, Secretary        500,000                      7.576%                $0.95                   11/30/2007

David J. Kronenberg,
Assistant Secretary/Dir             500,000                      7.576%                $0.95                   11/30/2007
Assigned to D.J. and S.M.
Kronenberg Family
LLLP,

Larry W. Trapp, Vice President
Treasurer/Dir (3)                   600,000                      9.091%               $0.95                   11/30/2007

Thomas J. Richards,
Advisory Board (3)                  500,000                      7.576%               $0.95                   11/30/2007


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

(4)  Shares  at $1.15  for and  after the  expiration  for five  hundred  twenty
(520)days following the date of the agreement.

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

                     Option Grants From January 1, 2002 Through The Period
                                Ended August 1, 2002
                         Number of                  % of Total
                         Securities Underlying      Options Granted     Exercise or Base        Expiration
Name                     Options Granted (#)        in Fiscal Year      Price ($/sh)            Date
----                     -------------------        --------------      ------------            ----
Tim N. Martin            100,000                    100%                $1.00                   April 19, 2004
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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

SUMMARY RESULTS OF OPERATIONS
-----------------------------

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

GENERAL
-------

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

RESULTS OF OPERATIONS - 2001 Compared to 2000
---------------------------------------------

Total revenue for oil production and retail sales segments in calendar year 2001 was $384,729 as compared to total revenue for the year 2000 of $169,068. Retail sales increased during 2001 as compared to 2000. Total oil and sales increased from $143,374 to $354,608 accounting for a majority of the Company's revenues. The increase in oil revenues was due primarily to the reporting of oil revenues for the full year in 2001 as opposed to only the last quarter of 2000 commencing on the effective date of the acquisition October 1, 2000. Expenditures of $11,725 were made to plug and come up pipe on our Weichman Deep well to re-complete and produce the Caddo formation. Results for increasing the production on this particular well were less than expected due to an unexpected increase in the natural gas ratio. This created a variable result and had to be tuned and adjusted over several weeks. At this time there are no economically feasible ways to produce natural gas in this location. Overall in fiscal 2001 the average oil price decreased 21% percent from $31.66 per barrel in 2000 to $25.16 per barrel.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

To update this paragraph in this section in our prior Form 10-KSB/A filing, we have been working on presentations to obtain potential financing for the development of work programs on our Young County oil properties. Plans include potential recompletions and for the drilling of 2 new wells. We have been additionally working on obtaining loans for renegotiation and refinance of a portion of or all the Baseline Capital, Inc.'s secured loan balance that includes a secured interest on the properties held by First American Bank of Midland Texas. The requirements and timing anticipated for this development and note restructuring are as follows: Drilling and Recompletions approximately $350,000 which have been revised August 1, 2002 to $250,000 to $300,000 based on reestimation of costs, and note restructuring $292,000 to $672,000 (which is revised August 1, 2002 to ($250,000 to $500,000) based on pay-downs of existing Baseline Capital note; 3 months or sooner preferred timing for both. Management believes cash flow can be improved if it is able to successfully obtain finances needed for the work program and can additionally negotiate a better restructuring of the note on the Company's Young County property interests (see additional discussions in "Business" and "Recent Developments" Sections).

The Company cannot predict how the oil and gas industry and its collective markets and pricing as a whole will vary during 2002 and what effect they will ultimately have on the Company.

Dividends
---------

No assurances can be given that the proposed operations of the Company will be profitable. The Company has not paid and does not currently intend to pay dividends.

Insurance
---------

The Company intends to maintain insurance coverage that it believes is customary in the industry. It is not aware of any environmental claims as of December 31, 2001, which would have a material impact upon the Company's present or proposed financial problems.

OIL AND GAS PROPERTIES
----------------------

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

INCOME TAXES
------------

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

This report on Form 10-KSB/A3 includes "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------


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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Energy Producers, Inc. at the dates listed above, and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Henry Schiffer
- ------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 15, 2002

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

Property and Equipment:(Note 1)
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

                              ENERGY PROUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

             STATEMENT OF STOCKHOLDERS' EQUITY From October 4, 1995(date of inception) to December 31, 2001

                                    Common        Stock     Paid in       Accumulated
                                    Shares        Amount    Capital       Deficit         Totals
                                    ------        ------    -------       -------         ------
Shares issued at inception
  to initial shareholders           1,250,000     1,250                                      1,250

Capital contributed by
 shareholder                        _________     _____        71,920     _______           71,920
Balance December 31, 1995           1,250,000     1,250        71,920     ( 31,096)       ( 42,074)

Capital contributed by
 shareholder                                                  290,087                      290,087

Net(loss)for the year1996           _________     _____       _______     (332,088)       (332,088)

Balance December 31, 1996           1,250,000     1,250       362,007     (363,184)             73

Capital contributed by
shareholder                                                    51,046                       51,046

Net(loss)for the year1997           _________     _____       _______     ( 51,046)       ( 51,046)

Balance December 31, 1997           1,250,000     1,250       413,053     (414,230)             73

Capital contributed by
 shareholder                                                   71,913                       71,913

Net(loss)for the year1998           _________     _____       _______     ( 71,986)       ( 71,986)

Balance December 31, 1998           1,250,000     1,250       484,966     (486,216)            -0-

Stock surrendered by
 Shareholder and
 retired to treasury                                          (189,023)   (    189)            189

Issuance of stock for
 Reverse acquisition of
 Energy Producers
 Group, Inc.                        9,820,835     9,821       114,108                      123,929

Capital contributed by
 shareholder                                                   27,325                       27,325

Net(loss)for the year1999           __________    ______      ______      (330,323)       (330,323)

Balance December 31,1999            10,881,812    10,882      626,588     (816,539)       (179,069)

Stock issued as
 Consideration for loans
 and other services                 10,000        10            1,240                        1,250
Net gain for the year ended
 December 31, 2000                  __________    ______      _______      44,817           44,817

Balance December 31,2000            10,891,812    10,892      627,828     (771,722)       (133,002)

Capital contributed by
 shareholders                       105,000       105          13,125                       13,230
Stock issued as
  Consideration for loans
  and other services                745,000       745          43,842                       44,587

Net(loss)for the year ended
  December 31, 2001                 __________  ______        _______    (  8,275)        (  8,275)

Balance December 31,2001            11,741,812  11,742        684,795    (779,997)        ( 83,460)
                                    ==========  ======        ========   =========        =========

   The accompanying notes are an integral part of these financial statements.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)


                             STATEMENT OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

                                                        Year ended              Year ended
                                                        December 31,            December 31,
                                                        2001                    2001
                                                        ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit                                              $ (8,275)               $    44,817
Non-cash adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation and amortization                           3,906                        936
Gain on sale of securities                                     -                    (81,461)
Change in assets and liabilities
   (Increase) decrease in accounts receivable             37,804                    (50,973)
   (Increase) decrease in inventory                        1,687                       (199)
    Increase (decrease) in accounts payable              (60,729)                   112,975
    Increase (decrease) in accrued expenses               39,562                     (4,045)
Net cash provided(used)by operating activities            13,955                     22,050
                                                          ------                     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase)decrease in notes receivable                  53,000                    (40,000)
  Proceeds from sale (cost) of securities                      -                    199,149
  Purchase of property and equipment                      (5,000)                   (29,154)
  Purchase of oil leases                                  44,957                   (191,122)
Net cash provided (used) by Investing Activities          92,957                    (61,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)decrease in advances to shareholder             12,579                      3,860
 Proceeds from notes payable                              84,868                          -
 Repayment of notes payable                             (343,254)                  (195,937)
 Increase in shareholder notes payable                   158,271                    147,495
 Stock issued                                                850                         10
Contributed capital                                       56,967                      1,240
Increase (decrease) in deferred subscriptions           (100,000)                   100,000
                                                        ---------                   -------
Net cash provided(used)by Financing Activities          (129,719)                    56,668
                                                         ---------                  -------

NET INCREASE (DECREASE) IN CASH                          (22,807)                    17,591

CASH BALANCE BEGINNING OF PERIOD                         $ 47,610                  $ 30,019
                                                         --------                   --------
CASH BALANCE END OF PERIOD                               $ 24,803                  $ 47,610
                                                         ========                   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
  Interest                                               89,734                     43,992
  Income Taxes                                           -0-                           -0-


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

(a)  Organization and Business Activities:
------------------------------------------

The Company was incorporated in the State of Nevada on October 4, 1995 as Sterling Market Positions, Inc. Upon incorporation, 10,000,000 shares of $.001 par value Common Stock were authorized. The Company was organized in order to conduct any lawful business. Effective June 24, 1999 the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000.

On August 25, 1999 the Company was acquired by Energy Producers Group, Inc. and its wholly owned subsidiary, Producers Supply, Inc. The transaction was accomplished through the issuance of 9,820,835 shares of the Company's common stock issued under Rule 144. Although Energy Producers Group, Inc. is the legal acquirer, it was dissolved subsequent to the transaction, so Energy Producers, Inc. is treated as having acquired Energy Producers Group, Inc. for accounting purposes. Accordingly, the transactions have been accounted for as a reverse acquisition of the purchase method and Energy Producers, Inc. is now referred to as the Company. The historical financial statements are those of Energy Producers, Inc. which have been restated for the equivalent number of shares received in the transaction. The results of operation of Energy Producers Group, Inc. (legal acquirer) are included in the financial statements of the combined Energy Producers Group, Inc. and Energy Producers, Inc. financial statements from August 25, 1999 (acquisition date). The Company began filing consolidated statements with its wholly owned subsidiary, Producers Supply, Inc., on the acquisition date August 25, 1999.

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

(b)  Depreciation:
------------------

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

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued):

(c)  Fiscal Year:
-----------------

     The Company operates on a Calendar Year basis.

(d)  Inventories:
-----------------

     Inventories are stated at the lower of cost or market determined by the FIFO method.

(e)  Income Taxes:
------------------

     The Company follows Statement of Financial Accounting Standards No. 109("SFAS 109") "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a policy of a 100% valuation allowance against any deferred tax assets resulting principally from net operating loss carryforwards until it is more likely than not that the Company will realize taxable income.

(f)  Oil and Gas Properties:
----------------------------

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

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued):
--------------------------------------------------------------

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

Cont'd: (f) Oil and Gas Properties:
-----------------------------------

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


(g)  Comprehensive Income:
--------------------------

The Company has adopted Financial Accounting Standards Board Statement No. 130 which requires reporting of Comprehensive Income in the financial statements in the period in which it is recognized. The Company has no Comprehensive Income in the reporting year.

(h)  Derivative Instruments and Hedging Activities:
---------------------------------------------------

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

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued):
--------------------------------------------------------------

(i)  Impairment of Long-Lived Assets:
-------------------------------------

The Company has adopted Financial Accounting Standards Board Statement No. 139 "Rescission of FASB Statement No. 53" which also amends FASB Statements Nos. 63, 89 and 121. The Company believes that the adoption of SFAS 139 will not have any material affect on the Company's financial statements.

Note 2 Notes/Loans Receivable
-----------------------------

Note Receivable - David Irwin                             $    2,500
Issued to Producers Supply, Inc.
(wholly owned Subsidiary)unsecured,
demand note dated June 9, 1999.
                                                           ---------
Total Notes/Loans Receivable                               $   2,500


Note 3 Notes Payable
--------------------

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

Note 3 Notes Payable (Continued)
--------------------------------

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


Note 4 Contracts
----------------

The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners, and their amounts paid are as follows:

Entity                     Related Party        2001            2000
-------                     -------------        ----            ----
Academy Research           Mel Herzog           $  3,000        $  84,500
Global Media
Network   USA,   Inc.      Dennis R. Alexander  $ 45,001        $  92,750
Melvena Alexander, CPA     Melvena Alexander    $ 13,550        $  46,900


Mel Herzog, Dennis R. Alexander and Melvena Alexander are all shareholders and officers of the Company.

Note 5 Related Party Transactions Due to Shareholders
-----------------------------------------------------

Note Payable to J. C. Wilson Pipe and Supply, Inc. Note            $ 245,000
was issued August 15, 1999 and accrues
interest at the rate of 9.5% per annum and, with extensions, is due on or before June 1, 2002. An extension was granted on
the terms of the note, and negotiations are underway
to re- structure the debt.


Unsecured demand note payable to J. C. Wilson Pipe                      $ 500
and Supply, Inc. J. C. Wilson, a Director and
beneficial shareholder of Energy Producers, Inc., is also
owner of J. C. Wilson Pipe & Supply, Inc.


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 5 Related Party Transactions (Continued): Due to Shareholders
------------------------------------------------------------------

     Note Payable to Royal Crest, LLC. $ 371,915 Note was issued March 31, 2001 with interest at 20% per annum. Monthly payments are interest only with full payment due January 31, 2003. David J. Kronenberg, a Director and shareholder, is the beneficial owner and manager of Royal Crest, LLC.

     Promissory Note Payable to Larry W. Trapp. $14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due August 1, 2002. Larry W. Trapp is a Director and shareholder.

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

     Total Due to Shareholders $ 673,454

Note 6 Earnings Per Share
-------------------------

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

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 6 Earnings Per Share (Continued):
--------------------------------------

                                For the Year Ended December 31, 2001
                                Income (Loss)           Shares          Per Share
                                (Numerator)             (Denominator)   Amount
                                -----------             -------------   ------
Loss to Common Stockholders     ($8,275)                11,741,812      $.00069
                                ========                ==========      =======

     Options to purchase 4,000,000 shares of common stock at $0.95 per share, and 200,000 shares of common stock at $1.05 per share, were outstanding at December 31, 2001 but were not included in a computation of diluted earnings per share because the effect would be anti-dilutive.

Note 7 Dividend Policy
----------------------

     The Company has not yet adopted a policy regarding dividends

Note 8 Depreciation and Amortization
------------------------------------

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

Note 9 Income Taxes
-------------------

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

Note 10 Sales to Major Customers
--------------------------------

     The Company had sales to one major customer, Conoco, Inc. during the year ended December 31, 2001 of $354,608 which were in excess of ten percent of total sales.

Note 11 Concentration of Credit Risk
------------------------------------

     The Company maintains its cash in a bank deposit account which at times may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 12 Segment and Related Information
---------------------------------------

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


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


Note 12 Segment and Related Information (Continued):
----------------------------------------------------

REVENUES
Total revenues for reportable segments                                  $ 384,728
Other revenues                                                                -0-
Elimination of inter-segment revenues                                         -0-
Total Consolidated Revenues                                             $ 384,728

PROFIT OR LOSS
Total loss for reportable segments                                        ($8,275)
Other profit or loss                                                          -0-
Elimination of inter-segment profits                                          -0-
Unallocated amounts                                                           -0-
                                                                          --------
Total Consolidated Profit (loss)                                          ($8,275)

ASSETS
Total assets for reportable segments                                   $1,472,457
Other assets                                                                  -0-
Other unallocated amounts                                                     -0-
                                                                             ----
Total Consolidated Assets                                              $1,472,457


     Both segments are in the same geographical area.

Note 13 Options and Warrants:
-----------------------------

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

                Number           Remaining      Weighted        Number          Weighted
                Outstanding      Contractual    Average         Exercisable     Average
Exercise        at               Life           Exercise        at              Exercise
Price           12/31/01        (Years)         Price           12/31/01        Price
------          --------        -------         -----           --------        -----
 .95            3,800,000         5-11/12         .95           3,800,000        .95
 .95              200,000         2-1/4           .95             200,000        .95
1.05              200,000         2-3/4          1.05             200,000       1.05


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 13 Options and Warrants  (Continued):
------------------------------------------

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

Note 14 Fair Value of Financial Instruments:
--------------------------------------------

     The Company's financial instruments consist of cash, receivables and payables, and approximates fair value because of the short-term nature of these items.

     The carrying value of the notes payable approximates fair value as most are non-interest bearing. The balance is short-term.

Note 15  Subsequent Events:
---------------------------

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
Activities".

         Capitalized Costs Relating to Oil and Gas Producing Activities
                           December 31, 2001 and 2000
                                                2001            2000
                                                ----            ----
Proved Oil Leases                               $ 1,178,589     1,353,385
Unproved Oil Leases                                     -0-        32,000
                                                -----------      ----------
Sub total                                         1,178,589     1,385,385

Accumulated Depreciation,
  Depletion and amortization,
  and valuation allowances                           (3,402)         (851)
                                                  ----------    ----------
Net capitalized costs                           $ 1,175,187     1,384,534


                             ENERGY PRODUCERS, INC.

                COSTS INCURRED IN OIL AND GAS LEASE ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2001 and 2000

                                                      2001                2000
                                                      ----                ----
Acquisition of Oil Leases:

Proved                                                $   -0-             $1,353,385
Unproved                                                  -0-                 32,000
Exploration Costs                                         -0-                    -0-
Development Costs                                      11,250                    -0-

         Total Costs Incurred                         $11,250             $1,385,385
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
                                               =======         ===              =======         ===

                             ENERGY PRODUCERS, INC.

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                 NET CASH FLOWS AND CHANGES THEREIN RELATING TO
                           PROVED OIL AND GAS RESERVES
                                    Unaudited

                          At December 31, 2001 and 2000

                                                             2001               2000
                                                             ----               ----
Future Cash Flows                                            2,224,177          3,548,068
Future Production and Development Costs                       (507,990)          (650,092)
Future Income Tax Expenses                                         -0-                -0-
                                                             ---------          ---------
Future Net Cash Flows                                        1,716,187          2,897,976

10% Annual Discount for Estimated Timing of Cash Flows        (549,180)        (1,165,566)
Standardized measure of Discounted Future Net Cash Flows    (1,167,007)        (1,732,410)


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

                             ENERGY PRODUCERS, INC.

                       CHANGES IN THE STANDARDIZED MEASURE
                         OF DISCOUNTED FUTURE CASH FLOWS
                                    Unaudited

                          At December 31, 2001 and 2000

                                                               2001             2000
                                                               ----             ----
Balance, Beginning of Year:                                    $   1,732,410          -0-
Sales of Oil Produced Net of Production Costs                       (249,179)    (129,364)

Net Changes in Prices and Production Costs                          (607,273)    (475,120)

Extensions and Discoveries, less Related Costs                           -0-          -0-

Purchase and Sales of Oil in Place                                 1,171,328

Revisions of Estimated Development Costs                            (258,131)         -0-

Accretion of Discount                                                549,180    1,165,566                                 -------
                                                                    ---------   ---------
Net Changes in Income Taxes                                              -0-          -0-
                                                                      -------      -------

Balance, End of Year                                            $   1,167,007   1,732,410
                                                                =============   =========

                               ACCOUNTANT'S REPORT
                               -------------------

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



/s/ Henry Schiffer
- ------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 4, 2002

                             ROGERS DRILLING COMPANY
                    HISTORICAL SUMMARIES OF GROSS INCOME AND
                   DIRECT OPERATING EXPENSES FOR CERTAIN WELLS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                        GRIFFIN       MCCLATCHY        WIECHMAN          WIECHMAN        K-W UNIT        B#1#2
Total Sales             $ 4,607       $28,047          $256,517          $480,901        $119,089        $889,161
                        ------        -------          --------          --------        --------        --------
OPERATING COSTS
   Pumper/Roustabout      2,400         1,800             3,800             4,280           2,250          14,530
   Dozer                      0           180                 0               660           1,020           1,860
   Electricity            2,917         4,205                 0             5,984               0          13,106
   Maintenance              854         1,031                 0             2,995             921           5,801
   Severance Tax            167         1,172            11,970            18,743           5,506          37,558
   Other Taxes               61           142             3,177             5,920               0           9,300
   Permits/Licenses           0            55                 0               100              45             200
--------------------
  Trucking                4,574             0               191               455           2,319           7,539
                          -----             -               ---               ---           -----           -----

Total Operating Costs    10,973         8,585            19,138            39,137          12,061          89,894
                         ------         -----            ------            ------          ------          ------

Gross Profit (Loss)     -$6,366       $19,462          $237,379          $441,764        $107,028        $799,267
                    ===================================================================================================

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales                   $14,943       $31,034          $112,583          $382,173        $182,726        $723,459
                        -------       -------          --------          --------        --------        --------
OPERATING COSTS
   Pumper/Roustabout      1,800         1,350             2,700             3,150           2,700          11,700
   Dozer                    230             0                 0               360             300             890
   Electricity            2,651         2,009                 0             3,276               0           7,936
   Maintenance           10,989         4,965             3,598             1,752              21          21,325
   Severance Tax            690         1,433             5,198            17,646           8,437          33,404
   Permits/Licenses           0             0                 0                39           1,952           1,991
   Trucking                   0             0               375               210               0             585
                              -             -               ---               ---               -           -----

Total Operating Costs    16,360         9,757            11,871            26,433          13,410          77,831
                         ------         -----            ------            ------          ------          ------

Gross Profit (Loss)     -$1,417       $21,277          $100,712          $355,740        $169,316        $645,628
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

                                    PART III
                                    --------

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(a) OF THE  EXCHANGE ACT  DIRECTORS  AND  EXECUTIVE
OFFICERS

The directors, executive officers and significant employees of the company are as follows:

                                       POSITION
NAME                     AGE           WITH COMPANY
-----                    ---           ------------
Mel Herzog,               82           Chairman, and Chief Executive Officer
Dennis R. Alexander,      48           President, and Director
Jay C. Wilson,            72           President and Director of Producers
Supply Inc.
Larry W. Trapp,           60           Vice President, Treasurer, and Director
David J. Kronenberg,      48           Director, and Assistant Secretary
Melvena Alexander,        68           Secretary and Comptroller
Thomas J. Richards,       56           Advisory Board Member
William V. Harlow Jr.,    62           Advisory Board Member
William A. Sanders,       73           Advisor


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

William A. Sanders has been an Executive Advisor and Consultant to the Company since May 7, 2000, having served as a Director and Executive Advisor since May 18, 1999. In September 1998 he was a founder, and from January 19, 1999 through the acquisition processes with the Company served as a Director of Energy Producers Group, Inc. From January 1, 1998 through 2001 Mr. Sanders was continuing work and an ongoing evaluation of logs and studies made by Phillips Petroleum Company on a test well to 18,013' looking for hydrothermal in 1981. The lease is located in Pima County Arizona. Mr. Sanders obtained a non-competitive oil and gas lease for the original well site (after original had expired) that was issued to him April 27th 1990 by the State Land Department, State of Arizona. Mr. Sanders continued efforts in part was toward a potential work program for a water development project at 12,000' which has not been activated. His studies regarding the seismic information and original well test indicated fresh water, probable Paleozoic and Cambrian period for development. Prior to 1998 Mr. Sanders was additionally engaged in doing hazardous waste disposal studies. Mr. Sanders originally founded the Mecca Drilling Co. and Magnum Drilling Co. operating from 1979 to 1983. These companies engaged in buying oil production in Louisiana and Arkansas.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

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

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

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

                           Summary Compensation Table

                                                          Other         Restricted   Securities   All
Name and                                                  Annual        Stock        Underlying   Other
Principal Position             Year     Salary   Bonus    Compensation  Awards       Options      Compensation
-------------------            ----     ------   -----    ------------  ------       -------      ------------
Academy Research (1)           2001     0        0        $  3,000      0                  0            0
                               2000     0        0        $ 84,500      0                  0            0
Mel Herzog (CEO) and (1)
Charlotte Herzog TTEE UA
DTD Jan 31, 1994 Herzog        2001     0        0        $      0      0                  0            0
Revocable Living Trust JT      2000     0        0        $      0      0            600,000            0
Grantors

Dennis R. Alexander (2)        2001     0        0        $      0      0                  0            0
President                      2000     0        0        $      0      0            600,000            0

Global Media Network           2001     0        0        $ 45,001
USA, Inc. (2)                  2000     0        0        $ 92,500      0                  0            0

Melvena Alexander (3)          2001     0        0        $      0      0                  0            0
Secretary                      2000     0        0        $      0      0            500,000            0


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

                      Option Grants in the  Fiscal Year 2000
              To Officers, Consultants, Directors, and Advisors (1)
                                  Number of                    % of Total
                                  Securities Underlying        Options Granted    Exercise or Base   Expiration
Name                              Options Granted (#)          in Fiscal Year     Price ($/sh)       Date
-----                             -------------------          --------------     ------------       ----
Mel Herzog (CEO) and Charlotte
Herzog TTEE UA DTD Jan 31,
1994 Herzog Revocable Living
Trust JT Grantors                            600,000                   9.091%     $0.95              11/30/2007

Dennis R. Alexander, President/Dir           600,000                   9.091%     $0.95              11/30/2007

Melvena Alexander, Secretary                 500,000                   7.576%     $0.95              11/30/2007

David J. Kronenberg,
Assistant Secretary/Dir                      500,000                   7.576%     $0.95              11/30/2007
Assigned to D.J. and S.M.
Kronenberg Family
LLLP,

Larry W. Trapp, Vice President
Treasurer/Dir (3)                            600,000                   9.091%     $0.95              11/30/2007

Thomas J. Richards, Advisory Board (3)       500,000                   7.576%     $0.95              11/30/2007


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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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


Title of          Name and Address                 Beneficial           Percent
Class             Beneficial Owner                 Ownership            of Class
------            ----------------                 ----------           ----------
Common            Jay C. Wilson                     1,870,335 (1)       11.09%
                  124 South First Street
                  Stephens, Arkansas 71764
Common            Larry W. Trapp                    2,620,000 (2)       15.54%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            Mel Herzog                        1,802,500 (3)       10.69%
                  P.O. Box 15666
                  Scottsdale, Arizona 85267-5666
Common            David J. Kronenberg               1,628,200 (4)       9.65%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William A. Sanders                  510,000           3.03%
                  3202 W. Bell Road Apt#1177
                  Phoenix, Arizona 85053
Common            Melvena Alexander                   790,000 (5)       4.68%
                  6564 Smoke Tree Lane
                  Scottsdale, Arizona 85253
Common            Dennis R Alexander (5)            1,512,500 (6)       8.97%
                  5423 E. Piping Rock Road
                  Scottsdale, Arizona 85254
Common            Thomas J. Richards                  980,000 (7)       5.81%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William V. Harlow, Jr.               40,000           0.24%
                  119 West 15th Street
                  Amarillo, Texas 79101
Common            All Officers and Directors
                  as a Group                       11,753,535           69.70%


(1) Jay C. Wilson has voting power for the shares owned by Leanna Wilson his daughter and the owner of 1,755,915 shares. Lenna Jenson is also the daughter of Jay C. Wilson and sister to Leanna Wilson, and holder of 84,695. Juanita Whitt is Manager at Producers Supply, Inc. and owns 29,725 shares. There is no family relationship between Juanita Whitt and Jay C. Wilson, however Mr. Wilson has control over her shares.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

Status: (The unpaid principal balance as of June 30, 2002 is $9,447. The note has been extended to the earlier of October 15, 2002 or on demand. Note is current, additional loans have been made, and at June 30, 2002 the balance is $55,347.)

The terms of the additional notes are as follows:
-------------------------------------------------

Promissory Note payable to Thomas J. Richards. $ 10,000 Note was issued January 16th 2002 with interest at 12% per annum, all due October 15, 2002.

Promissory Note payable to Thomas J. Richards. $ 15,000 Note was issued February 15th 2002 with interest at 1.5% per month, all due October 15, 2002.

Promissory Note payable to Thomas J. Richards. $ 12,700 Note was issued March 16th 2002 with interest at 12% per annum compounded monthly plus 150,000 shares of restricted common stock issued as additional consideration for the loan, all due October 15, 2002. Should the note go into default there would be a potential penalty of 500,000 shares of restricted common stock to be imposed at the discretion of Mr. Richards.

Promissory Note payable to Thomas J. Richards. $ 8,200 Note was issued June 15th 2002 with interest at 12% per annum with a handling fee of $410, all due October 15, 2002.

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

Contracts
---------

The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts paid are as follows:

Entity                                      Related Party              2001     2000
-------                                     -------------              ----     ----
Academy Research                            Mel Herzog (1)             $ 3,000  $84,500
Global Media Network USA, Inc.              Dennis R. Alexander (2)    $45,001  $92,750
Melvena Alexander, CPA                      Melvena Alexander (3)      $13,550  $46,900


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

(*)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following:

Name                        Date            Share Amt.        Purpose/inconsideration of        Estimated Value
-----                       ----            ----------        ---------------------------        ---------------
Troy Rogers (1)             9/27/00         10,000            for a firstright to purchase
                                                              Young County Texas oil
                                                              properties-leases.                 $1,260
Michael Trapp (2)           9/27/00         15,000            making a 15,000 loan               $1,890
Thomas J. Richards (3)      9/27/00         30,000            making a 30,000 loan               $3,780
Scott Gardner (4)           9/27/00         30,000            making a 30,000 loan               $3,780
Scott Gardner (4)           1/18/01         20,000            making a 20,000 loan               $2,520


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

Name                       Date         Share Amt.      Purpose/inconsideration of              Estimated Value
-----                      ----         ----------      ---------------------------             ---------------
Scott Gardner (5)          10/01/01     150,000         full payment of $20,000 loan            $20,000
Michael A. Herzog (6)      10/01/01      25,000         full payment of $5,000 loan              $5,000
William V. Harlow Jr. (7)  10/01/01      10,000         extensions on Letters of Intent          $1,250
(Harlow Corporation)
Bud Hirk (8)               10/01/01      10,000         extension on $10,000 loan                $1,250
Bennett Family Trust (9)   10/01/01     100,000         making a $50,000 loan                    $6,250
Blume Law Firm(10)         10/01/01      25,000         extensions granted on                    $3,150
                                                        bill payment
Blume Law Firm(10)         12/28/01      25,000         $500 bill reduction/extension              $500
Garrett S. Lipski(11)      12/23/01      50,000         $10,000 restricted stock                $10,000
                                                        subscription
Royal Crest LLC (12)       12/31/01     300,000         exchange for $30,000 interest           $30,000
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

(10) Blume Law Firm is the Company's corporate securities counsel.

(11) Garrett S. Lipski is not an affiliate, director, or officer of the Company.

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

Name                            Date         Share Amt.      Purpose/in consideration of              Estimated Value
-----                           ----         ----------      ---------------------------              ---------------
Tim N. and Audrey K. Martin,
Joint Tenants with
Right of Survivorship (13)      01/19/02     50,000          $10,000 restricted stock                 $10,000
                                                             subscription
William V. Harlow Jr. (14)      04/01/02     10,000          Making a $4,000 loan                        $200
William V. Harlow Jr. (14)      04/01/02     10,000          Services Rendered                           $200
Grant Elam            (15)      04/01/02      6,000          Making a $3,000 loan                        $120
Thomas J. Richards    (16)      05/01/02    150,000          Making a $12,700 loan                     $3,000
John Martin and Jyoti
Crystal, Joint Tenants with
right of Survivorship (17)      07/05/02    100,000          $10,000 restricted stock                 $10,000
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

The Company granted stock options for the purchase of shares of the Company's common stock to a certain individual for his consulting and advisory work on the Life Energy Technology Holdings, Ltd transaction and other assistance. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                Option Grants in the Fiscal Year 2000, continued
                           Number of                   % of Total
                           Securities Underlying       Options Granted   Exercise or Base   Expiration
Name                       Options Granted (#)         in Fiscal Year    Price ($/sh)       Date
-----                      -------------------         --------------    ------------       ----
Bradley T. Ray
7105 Catalina Isle Drive
Lake Worth, Florida        500,000                     7.576%            $0.95              11/30/07
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

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

There are no exhibits or reports on Form 8-K and Form 10-KSB.

PART F/S                   FINANCIAL STATEMENTS
--------                   --------------------

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

                                   SIGNATURES
                                   ----------

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

/s/ Mel Herzog
---------------
Mel Herzog,  Chairman and CEO

/s/ Dennis R. Alexander
------------------------
Dennis R. Alexander, Director/President

/s/ Larry W. Trapp
-------------------
Larry W. Trapp,  Director/Vice President/Treasurer

/s/ David J. Kronenberg
------------------------
David J. Kronenberg, Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Mel Herzog, state and attest that:

     (1) I am the CEO of Energy Producers, Inc. (the "issuer").

     (2) Accompanying this certification is the Form 10-KSB for the period ended December 31, 2001, a periodic report (the "periodic report")filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

     (3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

     o the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented therein.


/s/Mel Herzog
- -------------------
Mel Herzog
Date: September 16, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Larry W. Trapp, state and attest that:

     (1) I am the Treasurer of Energy Producers, Inc. (the "issuer").

     (2) Accompanying this certification is the Form 10-KSB for the period ended December 31, 2001, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

     (3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

     o the information contained in the periodic repor fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented therein.


/s/ Larry W. Trapp
- -------------------
Larry W. Trapp
Date: September 16, 2002