Form 10QSB
period 2002-09-30
ENERGY PRODUCERS INC
filed 2002-11-14
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                     For the period ended September 30, 2002

                         Commission File Number: 0-32507

                             Energy Producers, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter.)

 Nevada                                         88-0345961
 ------                                         ----------
(State or other jurisdiction of                (I.R.S. Employer)
 incorporation or organization)                Identification No.)

7944 E. Beck Lane, Suite 200
Scottsdale, Arizona                             85260-1774
-------------------                             ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (480)778-0488

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date:

12,057,812 Shares of common stock issued and outstanding

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                          PART 1: FINANCIAL INFORMATION

      Item 1: Financial Statements For the Periods ended September 30, 2002 and September 30, 2001


                                Table of Contents
                                -----------------

PART 1: FINANCIAL INFORMATION
-----------------------------
Balance Sheets-Assets.........................................F3

Liabilities and Stockholders' Equity..........................F4

Statements of Operations......................................F5

Statement of Stockholders' Equity.............................F6

Statement of Cash Flows.......................................F7

Notes to Consolidated Financial Statements....................F8

PART 2: OTHER INFORMATION
-------------------------

Item 1 - Legal Proceedings....................................F10

Item 2 - Changes in Securities................................F10

Item 3 - Defaults upon Senior Securities......................F11

Item 4 - Submission of Matters to a Vote of Security Holders..F11

Item 5 - Other Information....................................F12

Item 6 - Exhibits and Reports on Form 8-K.....................F12


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                    Unaudited

                                 BALANCE SHEETS

                 As of September 30, 2002 and December 31, 2001

                                     ASSETS
                                     ------

                                                     September 30,              December 31,
                                                     2002                       2001
                                                     ----                       ----
Current Assets:
Cash                                                 $ 26,369                   $ 24,803
Accounts receivable                                    26,624                     15,907
Inventory                                              50,507                     50,507
Notes and other receivables                             2,500                      2,500
Prepaid expense                                        10,412                        -0-
                                                       ------                     ------
   Total Current Assets                               116,412                     93,717
                                                      -------                     ------
Property and Equipment
Land                                                    9,000                      9,000
Buildings/improvements                                 47,184                     47,184
Equipment                                              92,247                     92,247
 Less: accumulated depreciation                      (108,183)                  (106,717)
                                                      --------                   --------
   Net Property and Equipment                          40,248                     41,714
                                                       ------                     ------
Oil and Gas Leases:                                  1,215,809                  1,340,428
 Less: accumulated amortization                        (4,516)                    (3,402)
                                                        ------                     ------
   Net Oil and Gas Properties                        1,211,293                  1,337,026
                                                     ---------                  ---------

Total Net Properties and Equipment                   1,251,541                  1,378,740
                                                     ---------                  ---------
         Total Assets                                $1,367,953                 $1,472,457
                                                     ==========                 ==========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                                 BALANCE SHEETS

                 As of September 30, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     September 30,              December 31,
                                                        2002                       2001
                                                        ----                       ----
Current Liabilities:
Accounts payable                                     $ 42,160                   $ 53,489
Taxes payable                                             498                        498
Notes payable                                         328,100                    389,776
Accrued interest                                       71,631                     38,536
                                                       ------                     ------
   Total Current Liabilities                          442,389                    482,299
                                                      -------                    -------
Long-Term Liabilities:
Notes payable                                         193,077                    400,164
Due to shareholders                                   1,171,889                  673,454
                                                      ---------                  --------
   Total Long-term Liabilities                        1,364,966                 1,073,618
                                                      ---------                 ---------
         Total Liabilities                            1,807,355                 1,555,917
                                                      ---------                 ---------
Stockholders' Equity:
Common stock:
 Authorized: 200,000,000
 shares at $0.001 par value.
 Issued and outstanding at
 September 30, 2002:
 12,057,812 and 11,741,812
 at December 31, 2001.                                   12,058                    11,742

Preferred stock:
 Authorized: 50,000,000
 shares at $0.001 par value.
 Issued and outstanding: None.

Paid in capital                                         707,799                   684,795
Accumulated deficit                                   (1,159,259)                (779,997)
                                                       ---------                  -------
   Total Stockholders' Equity                          (439,402)                  (83,460)
                                                        -------                    ------
         Total Liabilities and
           Stockholders' Equity                       $1,367,953                $1,472,457
                                                      ==========                ==========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                 As of September 30, 2002 and September 30, 2001

                                                   Nine Months ended         Nine Months ended
                                                      September 30,             September 30,
                                                          2002                      2001
                                                          ----                      ----
Revenues:
 Oil Revenues                                         $ 193,446                    $ 307,205
 Cost of Sales                                           45,692                       65,065
                                                         ------                      -------
   Net Oil Revenues                                     147,754                      242,140
                                                        -------                      -------
Subsidiary Retail Sales:                                 18,345                       23,053
 Cost of Goods Sold                                       4,476                        7,688
                                                          -----                        -----
   Net Subsidiary Sales                                  13,869                       15,365
                                                         ------                       ------
Total Net Revenues                                      161,623                      257,505
                                                        -------                      -------
Operating Expenses:
 Depreciation and amortization                            2,580                        2,393
 Selling, general and administrative                    443,419                      341,601
                                                        -------                      -------
   Total Operating Expenses                             445,999                      343,994
                                                        -------                      -------
   Gain (Loss) from Operations                         (284,376)                     (86,489)
                                                        -------                       ------
Other Income (Expense):
 Sale of assets                                          5,500                           -0-
 Provision for federal income tax                          -0-                           -0-
 Interest expense                                     (100,386)                      (57,039)
                                                       -------                        ------
   Total Other Income (Expense)                        (94,886)                      (57,039)
                                                        ------                        ------
Income (Loss) before provision for
 income taxes                                         (379,262)                    (143,528)
Provision for income taxes                                 -0-                          -0-
                                                       --------                    --------
Net Income (Loss)                                     $(379,262)                  $(143,528)
                                                      ===========                 ==========

Number of Outstanding Shares                          12,057,812                  10,996,812

Earnings per share                                       (.031)                       (.013)


                             Energy Producers, Inc.
                   (formerly Sterling Market Positions, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY

         From October 4, 1995 (date of inception) to September 30, 2002

                                                                                        Accumulated
                                       Common           Stock           Paid in         Deficit During          Totals
                                       Shares           Amount          Capital         Development
                                       ------           ------          -------         -----------             ------
Shares issued at inception
 to initial shareholders               1,250,000        1,250                                                     1,250
Capital contributed by
 shareholder                                                             71,920                                  71,920
Net (loss) for year 1995                                                                (31,096)                (31,096)
                                       ---------        -----           ------          --------                --------
Balance December 31, 1995              1,250,000        1,250            71,920         (31,096)                (42,074)
Capital contributed by
 shareholder                                                            290,087                                 290,087
Net (loss) for year 1996                                                                (332,088)               (332,088)
                                       ---------        -----           -------         -------                 ---------
Balance December 31, 1996              1,250,000        1,250           362,087         (363,184)                    73
Capital contributed by
 shareholder                                                             51,046                                  51,046
Net (loss) for year 1997                                                                ( 51,046)               (51,046)
                                       ---------        -----           -------          -------                 -------
Balance December 31, 1997              1,250,000        1,250           413,053         (414,230)                    73
Capital contributed by
 shareholder                                                             71,913                                  71,913
Net (loss) for year 1998                                                                 (71,986)               (71,986)
                                       ---------        -----           -------           ------                 ------
Balance December 31, 1998              1,250,000        1,250           484,966         (486,216)                   -0-
Stock surrendered by
 shareholder and retired
 to treasury                            (189,023)        (189)              189
Issuance of stock for
 reverse acquisition of
 Energy Producers Group,
 Inc.                                  9,820,835        9,821           114,108                                 123,929
Capital contributed by
 shareholder                                                             27,325                                  27,325
Net (loss) for year 1999                                                                (330,323)              (330,323)
                                      ----------        ------          -------          -------                -------
Balance December 31, 1999             10,881,812        10,882          626,588         (816,539)              (179,069)
Stock issued as
 consideration for loans
 and other services                       10,000            10            1,240                                   1,250
Net gain for year 2000                                                                    44,817                 44,817
                                      ----------        ------          -------         --------                --------
Balance December 31, 2000             10,891,812        10,892          627,828         (771,722)              (133,002)
Capital contributed by
 shareholders                            105,000           105           13,125                                  13,230
Stock issued as
 consideration for loans
 and other services                      745,000           745           43,842                                  44,587
Net (loss) for year 2001                                                                 (8,275)                 (8,275)
                                      ----------        ------          -------          -------                 ------
Balance December 31, 2001             11,741,812        11,742          684,795         (779,997)               (83,460)
Stock issued as
 consideration for loans
 and other services                      316,000           316           23,004                                  23,320
Net (loss) for nine
 months ended
September 30, 2002                                                     (379,262)        (379,262)
Balance September                     -----------       ------          -------         -----------             ---------
 30, 2002                             12,057,812        12,058          707,799         (1,159,259)             (439,402)
                                      ===========       ======          =======         ===========             =========


                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                             STATEMENT OF CASH FLOWS


       For the Nine Months ended September 30, 2002 and September 30, 2001

                       Nine Months ended Nine Months ended
                                                         September 30,    September 31,
                                                             2002             2001
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                        $ (379,262)      $ (143,528)
Non-cash adjustments to reconcile net
income to net cash provided by
operating activities:
 Depreciation and amortization                               2,580             2,393
 Accumulated depreciation reduction
 in connection with disposal                                (5,500)              -0-
Change in assets and liabilities
 Increase (decrease) in prepaid expenses                   114,207               -0-
(Increase) decrease in accounts receivable                 (10,717)           14,462
(Increase) decrease in inventory                               -0-             1,687
 Increase (decrease) in accounts payable                   (11,329)          (40,867)
 Increase (decrease) in accrued expenses                    33,095           163,237
Net cash provided (used) by Operating                       ------           -------
 Activities                                               (256,926)           (2,616)
                                                           -------             -----
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in notes/loans receivable                  -0-            48,000
 Proceeds from sale of assets                                5,500               -0-
 Purchase of oil properties                                    -0-            35,957
Net cash provided (used) by Investing                        -----            ------
 Activities                                                  5,500            83,957
                                                             -----            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in advances to
 shareholder                                                  -0-             12,579
 Proceeds from notes payable                             (494,620)               -0-
 Repayment of notes payable                               225,857           (191,661)
 Increase in shareholder notes payable                    498,435            168,800
 Stock issued                                                 316                105
 Contributed capital                                       23,004             13,125
 Increase in deferred subscription                            -0-           (100,000)
Net cash provided (used) by Financing                     -------            -------
 Activities                                               252,992            (97,052)
                                                          -------            -------
NET INCREASE (DECREASE) IN CASH                             1,566            (15,711)
CASH BALANCE BEGINNING OF PERIOD                           24,803             47,610
                                                          -------             -------
CASH BALANCE END OF PERIOD                                $26,369            $31,899
                                                          =======            =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for during the year:
 Interest                                                $100,386            $57,039
 Income taxes                                                 -0-                -0-


                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 2002
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as amended for the year ended December 31, 2001.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the nine-month period ended September 30, 2002 and the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common share are based on the weighted average number of shares outstanding during the period.

   ITEM 2: - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                         Period Ended September 30, 2002
                           (Unaudited Financial Data)

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

Results of Operations

Total revenues for the nine-month period ended September 30, 2002 decreased from $330,258 at September 30, 2001 to $211,791 at September 30, 2002. Oil production declined 32% to 2456 barrels in the third quarter of 2002 as compared to 3604 barrels in the same quarter of 2001, while average oil prices increased .04% to $26.812 per barrel in the third quarter of 2002 from $25.758 for the same comparative third quarter period in 2001. Declines in the third quarter were due to natural decline rates and non dry weather conditions preventing timely scheduling of needed maintenance (tubing rework) repairs on the Company's McClatchy B and Griffin wells/leases. Overall oil production for the nine month period ended September 30, 2002 declined 29% to 8,080 barrels as compared to 11,315 barrels produced for the same comparative nine month period in 2001. Overall average oil prices for the 9 month period ended September 30, 2002 was $24.01 per barrel down approximately 11% or $3.05 per barrel from $27.064 for the same comparative nine month period in 2001.

Costs of operations decreased by 31% from $72,753 at September 30, 2001 to $50,168 at the end of the September, 2002, due to the reduced cost of operating the oil leases, including well repairs, in the nine months ended September 30, 2002

General and administrative expenses increased from $341,601 at September 30, 2001 to $443,419 at September 30, 2002. These increases were due to cost increases in consulting and professional fees.

The Company's net loss at September 30, 2001 was ($143,528) compared to net loss of ($379,262) at September 30, 2002 due to loss of revenues and increased interest expenses.

Liquidity and Capital Resources

During the first nine months of 2002, cash used in operating activities was $256,926 and investing activities provided $5,500 primarily from the sale of assets. Financing activities provided $252,992 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations, there is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

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

The Company anticipates that it will be able to either develop its existing property or acquire additional oil properties, to provide increased cash flow, by debt or equity in the fourth quarter of operations. This additional cash flow should allow the Company to cover its existing shortfalls.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not involved in litigation that would have a material effect on the operations of the Company.

Item 2 - Changes in Securities

(*) As prior reported in Form 10-QSB for the period ended June 30, 2002 and in the amended Form 10-KSB/A3, the Company issued or subscribed for issuance of 100,000 shares of its common restricted stock in July 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

                            Share    Type of           Fair Market Value
Name                Date    Amount   Consideration     of Consideration
----                ----    ------   -------------     -------------
John Martin and (1) 7/05/02 100,000  Cash for $10,000  $10,000
Joyti Crystal with                   Restricted
Joint Right of                       Stock Subscription
Survivorship


(*) $10,000 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.
(1) John Martin and Jyoti Crystal with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

Options and Warrants:

The Company reserved 6,600,000 shares of its Common Stock for issuance under an Initial Stock Option and Payout Stock Option agreement with Baseline Capital, Inc., dated September 29, 2000, which covers key officers, directors, advisors, and consultants of the Company. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the day of the grant. The following first table summarizes information about stock options outstanding at December 31, 2001 and the second table through the third quarter period ended September 30, 2002:

              Number        Remaining    Weighted   Number      Weighted
              Outstanding   Contractual  Average    Exercisable Average
Exercise      at            Life         Exercise   at          Exercise
Price         12/31/01      (Years)      Price      12/31/01    Price
--------      ----------    ----------   --------   ---------   --------
 .95           3,800,000     5-11/12       .95       3,800,000    .95
 .95             200,000     2-1/4         .95         200,000    .95
1.05             200,000     2-3/4        1.05         200,000   1.05


              Number        Remaining    Weighted   Number      Weighted
              Outstanding   Contractual  Average    Exercisable Average
Exercise      at            Life         Exercise   at          Exercise
Price         9/30/02       (Years)      Price      9/30/02     Price
--------      ----------    ----------   --------   ---------   --------
 .95           3,800,000     5-2/12        .95       3,800,000    .95
 .95             200,000     1-1/2         .95         200,000    .95
1.05             200,000     2            1.05         200,000   1.05
1.15             200,000     2-1/2        1.15         200,000   1.15
1.00             100,000     1-1/2        1.00         100,000   1.00
1.00             100,000     1-7/12       1.00         100,000   1.00


Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information:

None.

Item 6 - Exhibits and Reports on Form 8-K

      (a) There are no exhibits with this report.

     (b) The registrant did not file any reports on Form 8-K during third quarter ended September 30, 2002.

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


Date: November 12, 2002

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mel Herzog, state and attest that:

(1) I am the President of Energy Producers, Inc. (the "issuer").

(2) Accompanying this certification is the form 10-QSB for the quarterly period ended September 30, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of 1934 (the "Exchange Act") which contains financial statements.

(3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

     -the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

     -the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented herein.

/s/ Mel Herzog
--------------
Mel Herzog

Date: November 12, 2002

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry Trapp, state and attest that:

(1) I am the Treasurer of Energy Producers, Inc. (the "issuer").

(2) Accompanying this certification is the form 10-QSB for the quarterly period ended September 30, 2002, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of 1934 (the "Exchange Act") which contains financial statements.

(3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that based on my knowledge:

     -the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Act, and

     -the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented herein.

/s/ Larry Trapp
--------------------
Larry Trapp

Date: November 12, 2002