Form 10KSB
period 2002-12-31
ENERGY PRODUCERS INC
filed 2003-04-14
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                      Commission File Number: 000-32507

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $271,801.

The aggregate market value on April 1, 2003, of common shares held by non-affiliates was approximately $1,429,283 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of April 1st, 2003, the issuer had 13,217,812 shares of its $0.001 par value common stock issued and outstanding.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
--------------------------------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

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

RECENT DEVELOPMENTS:
--------------------

Since December 31, 2000 the Company has been focused on obtaining prospects for the exploration and development of oil and gas with emphasis on acquiring existing production with proven reserves, and continuing operations and planning for potential development of its current producing oil properties in Olney, Young County, Texas.

Effective on March 14, 2003 the Company's stock moved from its quotation on the pink sheets to additional quotation on the Electronic Bulletin Board quotation medium system as noticed on the OTCBB Daily List. The Company is currently dually quoted on the Pink Sheets and the OTC Bulletin Board.

As discussed in, and to update our Form Year 2001 10-KSB/A3 filing, the Company retained ARBOC, LC ("ARBOC") of Florida for cash payment in the amount of USD $10,000 in December 2001 as a financial consultant to assist with structuring and financing presentations, and to secure funding for the Company. On February 2, 2002 comprehensive Company due diligence materials were sent at the written request of ARBOC for their review and structuring analysis. Initial feedback from ARBOC was indicated positive. Various revisions were discussed and made available during 2002 by the Company. As of August 5, 2002 ARBOC notified the Company that we are still considered an open project, and had continued the search for funding. The Company has not received further communications from ARBOC through and up to the present date of this filing.

As of February 2003 Mr. William V. Harlow Jr. has left the Company as an advisory board post member to pursue other commitments with respect to his business activities (see also "The Business" section, sub heading "Future Planned Oil and Gas Operations").

The Company continues its negotiations to acquire all or a partial interest in land and a building presently owned by Elder Care Services, Inc., which is located in the City of Laurinburg, Scotland County, North Carolina. One of the principals of Elder Care Services, Inc., Mr. Robert Dultz, is also a shareholder of the Company, owning less than 5% of the outstanding stock. The Company is assisting Elder Care Services, Inc. in obtaining a bridge loan prior to obtaining construction financing to develop the property either under HUD or conventional guidelines. If the bridge loan, now revised to approximately
$1,000,000 were obtained, the Company would receive approximately $150,000 to $200,000 for its assistance in the loan placement, and would use this for working capital. The loan was expected to close escrow in October 2002, and failed to close. The Company has since pursued other lenders, is awaiting a term sheet, and various other loan approvals and conditions relevant to potential funding. The Company's new target date is by end of May 2003.

As discussed in, and to update our prior Form 10-KSB/A3 filing, the Company is seeking financing for recompletions and the drilling of new wells on our Young County oil properties. We estimate it will initially take between USD $200,000 and $300,000 to begin a work program. An additional $350,000 would allow us to renegotiate and possibly payoff or refinance the Company's secured note with Baseline Capital, Inc., of Texas. Financing arrangements have been continually pursued over time, and a firm commitment for sufficient financing has not yet been obtained. We are still working to obtain a suitable firm commitment for actual financing now targeted for the latter part of April or first part of May, 2003. (see additional discussion in "Description of Properties" and liquidity and Capital Resources" section).

The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

THE BUSINESS
------------

The Company's initial revenue stream came from the acquisition of Producers Supply, Inc., a wholly owned subsidiary of the Company which was effective August 25, 1999.

The Company has focused its efforts over the past three years in acquiring proved producing oil and gas properties (including leases, wells, and equipment having current production and potential for additional development) from other companies. We have also been prospecting, gathering data and facts, for potential acquisition of staffed or unstaffed oil and gas company interests on a 100% or majority basis. Presently, the Company owns and operates, by contract, 10 wells of which 9 wells are currently producing oil in Young County, Texas.

The Company has further been prospecting for the potential acquisition of new oil and gas leases, gathering data and reports, for the purpose of exploring for oil and gas. Leases have also been acquired over the past 3 years for the purpose of potential future development or resale to other oil and gas companies.

Current Operations of Producers Supply
---------------------------------------

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

Future Operations of Producers Supply
--------------------------------------

In order to potentially increase one area of revenue output for operations of Producers Supply, the Company is taking steps to provide initially an inter company line of credit to be available for its operations. This line of credit is contingent upon the Company receiving adequate funding. (see further discussion in "Liquidity and Capital Resources" section). This would be used for
1) wholesale purchase and retail sale to customers of items such as rods and tubing and 2) the hiring of operations and repair personnel. The oil wells and operations in the area are subject to sand, which burdens pumps. If the Company should be delayed or fail to provide Producers Supply a line of credit it will not substantially alter its business plan, but shall not be able to take advantage of some of the recurring revenue potential available to it, due to the renewed or continuing interest in the energy sector.

Current Oil and Gas Operations
-------------------------------

Our entry into the oil and gas business and the initial production of oil began on September 29, 2000 and came from the acquisition of an 87.5% working interest and corresponding net revenue interest in oil and gas properties comprised of 6 leases, equipment, 2 salt water disposal wells, oil purchase contracts, and all other associated interests in 10 operating oil wells. The Company's interests are located in Olney, Young County, Texas ("Olney Interests"). Prior to acquisition of these interests, the Company had obtained two third party reports to verify reserve estimates, lifting cost averages per barrel, rates of decline, and other factors. A later report from Russell K. Hall and Associates of Midland, Texas was required for verification in order to obtain the financing the Company received from Baseline Capital, Inc. We are presently not engaged in the production of natural gas, but may develop this in the future. As of March 31, 2003 our current working interests for these properties are 87.5% along with corresponding net revenue interest (please see SECTION 2 - "Description of Properties" first discussion and table under heading).

The Olney interests were acquired from Rogers Drilling Company (Rogers) in Olney Texas. Initially Crown Quest Operating Company operated the properties through approximately April 4, 2001. Rogers Drilling Company then resumed operations until March 2002. From March 2002 forward Crown Quest/BC Operations, Inc. operates the leases, equipment, wells and reserve interests for the Company on a month-to-month contract basis. Crown Quest/BC Operations, Inc. is experienced in the area with staff available for oversight and monitoring of the Company's interests. Crown Quest/BC Operating, Inc. utilizes a pumper operator located in and familiar with the area and the Company's oil interests. Baseline Capital, Inc. in Midland Texas administrates monthly activities including the Company's lock box for oil production income, issuing monthly note, management, consulting, and lease operating expense payments, collecting and compiling.

The Company originally reported in May and June of 2000 its participation in the attempted completion of one development well. The one well was a dry hole. The well was located in Runnels County, Texas and the Company owned a 29.3333335% working interest in the well. The Company consequently owns this same minority interest in an unproved 257 acres on two leases held for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. The leases were believed to contain reserves of oil and gas, and we have not attributed proved reserves to these leases. The Company had been attempting to sell its interests to industry partners or to develop them, and now will continue to do so from time to time. As of December 31, 2001 the Company has expensed these items.

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

The Company is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, Oklahoma, Arkansas, California, and other areas.

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

The  Company  prior  reported  status  of a letter  of  intent  with The  Harlow
Corporation, an oil and gas concern, with administrative offices in Amarillo, Texas, and district operations office in Sayre, Oklahoma. The letter of intent twice verbally extended, expired on or about July 30, 2001. Upon its last Form 10KSB/A3 filed on 10/04/2002, the Company indicated this project unlikely to be completed unless finances were arranged. As of February 2003 Mr. Harlow has left the Company to pursue other commitments with respect to his business activities. In addition, to update a Company press release of March 28, 2001 regarding potential efforts in Australia with Harlow Australia Pty. Ltd.: we have no final arrangement and the letter of intent has expired.

As to reference a Company press release of March 28, 2001 and later reported as an update its previous filing on our Year 2001 Form 10-KSB/A: with respect to potential projects in the Republic of Kazakhstan we have terminated all involvement.

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

Phase One Acquisition and Development:
--------------------------------------

The commencement of our phase-one acquisition and development program began in part with the acquisition of the Company's interests in the producing oil wells in Young County, Texas. We have been focused on building an initial platform and infrastructure for our future growth. We were slowed down in our 2001 and 2002 attempts for financing and growth activities in part due to prevailing economic conditions, and declines in oil prices. Part of our plan is to start a test-drilling program and expand the supply operations in Arkansas. Our plans include development of potential natural gas wells, and to further develop our Young County interests. The projects can be activated at present, one or all, and not necessarily in any required order but depend on availability and timing of capital. The Company has been actively presenting for bank financing attempting to structure potential acquisitions for producing oil and a gas interests, seeking working capital through potential real estate asset based type loans, and discussing one or more of the available opportunities with potential working interest partners we speak with from time to time. The Company also has interest in securing a future private placement or offering of its equity to finance some or all of its proposed operations. The Company may reduce or increase its requirement as circumstances dictate.

The Company's efforts to obtain capital have and will be dependent on many factors including timing, the stock market in general, oil and gas prices, media news, OPEC announcements, timing, and suitable and continued availability of acquisitions viable for the present stage of the Company's activities. An equity purchase arrangement for acquiring producing oil and gas interests would be one of the best means to provide for increased cash flow and also conversion of debt. There is no assurance or guarantee that the Company will be able to attract and consummate additional debt or equity funding for the development of its phase one acquisition and development plans, or that if it obtained such debt or equity funds that its expectations would ultimately result in positive cash flow operations and increased equity to the Company and its shareholders.

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

The Company will evaluate strategies to improve upon performance in year 2003. The Company's plans presently are to further build its Producers Supply clientele base by attempting to structure development projects in the southern Arkansas core area of operation. The Company will require significant capital infusion and success in marketing certain available project interests. The Company may need a line of credit sufficient for development and to provide needed staffing and marketing necessary to implement potential growth of its operation (see earlier "business discussions" and "future plans" segment).

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

Operating Losses: The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company's planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. Our net losses through December 31, 2002 are approximately $503,325.

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

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

The Company owns an interest in 10 oil wells located in Young County, Texas, 9 of which are currently producing.

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

Lease Name                 Well Names       County     Working       Net Revenue
                           Under Leases                Interest(%)   Interest(%)
-----------                ----------       -------    -----------   -----------
Griffin                                     Young      87.5          68.359370
                           Griffin #1       Young      87.5          68.359370
                           Griffin #2(SWD)  Young      87.5          68.359370
K-W Unit                                    Young      87.5          69.692910
                           K-W Unit         Young      87.5          69.692910
McClatchy "B"                               Young      87.5          71.750000
                           McClatchy B      Young      87.5          71.750000
Weichman (Deep)                             Young      87.5          70.000000
                           Weichman#1       Young      87.5          70.000000
Wiechman (Shallow)                          Young      87.5          70.000020
                           Wiechman#2       Young      87.5          70.000020
                           Wiechman#4       Young      87.5          70.000020
                           Wiechman#5       Young      87.5          70.000020
                           Wiechman#8       Young      87.5          70.000020
                           Wiechman#10      Young      87.5          70.000020
Wiechman "B"                                Young      87.5          70.000000
                           Wiechman B       Young      87.5          70.000000
                           Wiechman (SWD)   Young      87.5          70.000000

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

The Company's re-completed Weichman #1 deep well and is reported by our operator to be producing oil in the Caddo Formation and casinghead gas, which is being vented off. Casinghead Gas is natural gas produced along with oil from an oil well (as distinguished from gas produced from a gas well). Casing head gas pressure can reduce fluid production, and limit the economic life of some wells. If gas pressure is reduced by venting off, oil production (measured in barrels of oil per day, BOPD), will increase. This results in increased revenue to the Company aiding the economics of keeping the oil well on production for a longer period of time at a higher profit margin. As facilities are not presently available in the area where this well is located, gas production is uneconomical at the present time. The Company may in the future look into employing new technology and or other effective measures or methods to be taken to improve production of oil in this well.

The table above represented is the Company's current interest in the leased wells and equipment that principally produce our revenues from the production of oil, and is not all inclusive of our interests in the properties. The interests are subject to certain rights and limitations of Baseline Capital, Inc. that presently receives at payout (55%) retained back in working interest that can be exchanged all or part by Baseline Capital, Inc. and certain Baseline investors for certain options granted to Baseline Capital, Inc. which vest upon payout with expiration three years after the vesting (see "Stock Options" this document, and Material Contracts, "Note Agreement with Baseline Capital" that is filed as an exhibit to our amended Form 10SB/A2, date of filing October 1,
2001).

The referenced wells listed above are all located in Young County, Texas.

The Company attempts to maintain all of its operating wells in good working condition. BC Operating, Inc. of Midland Texas is familiar with the oil and gas business in the area. BC Operating, Inc. operates the Company's interests in the properties overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the Operating Agreement with the Company include:

BC Operating, Inc. (BC) is an independent contractor and operates the subject properties on a contract basis for a monthly overhead fee of $700.00. All other charges whether by BC, an affiliate of BC or third parties will be the responsibility of the working interest owners of the properties. Either party may elect to cancel the agreement upon 30 day written notice to the other party. Rogers Drilling Company, our operator prior to March of 2002, had notified the Company in January 2002 that they were focusing on new exploration and development. Therefore, operations were turned over to Crown Quest/BC Operating, Inc. effective March of 2002. Crown Quest/BC Operating, Inc. continues to utilize a pumper operator used by Rogers with such operating agreement on similar terms.

BC Operations, Inc. (current operator) furnishes the monthly Lease Operation Expense and various activity reports to Baseline Capital, Inc. (Baseline) acting in capacities as Manager and consultant through its principal Karl Reiter. Both operator and Baseline coordinates with Company Management for oversight and decision making on important items related to the oil production activities. Baseline administrates the Company's lock box account at First American Bank in Midland Texas and receives the monthly run checks from Conoco, Inc. The run checks to the Company represent monthly payments due for the production of oil Conoco has received. Baseline administrates monthly activities including the Company's lock box for oil production income, issuing the monthly note payment due to Baseline Capital, Inc., after payment of management, consulting, and lease-operating expenses (LOE's), collecting and compiling Joint Interest Billing (JIB) Statements and certain reports and financial statements related to production income and expenses for monthly delivery to Company's accounting for compilation.

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

General Terms for the Royal Crest, LLC note: effective for the period commencing March 31, 2001; Original principle amount, $342,500, secured by a deed of trust on the Young County Properties, with interest rate of 20%, payable interest only beginning April 30, 2001 and continuing, all due and payable May 1, 2003. (See also section on "Liquidity and Capital Resources", "Certain Relationships and Related Transactions" and note 17 to the financial statements).

General terms for the Bennett Family Trust note: effective for the period commencing June 12, 2001; Principle amount, $50,000, secured by a ucc lien on the Young County Properties, with interest rate of 12% per annum, interest only for the first three months, with $5,000 per month thereafter. All principal and interest was due on or before June 12, 2002.

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

The Company did not participate in the drilling of a well or wells since May/June of 2000 through 2002 and to the present date of this filing.

The Company may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

PROVED RESERVES
---------------

The following table sets forth the estimated total proved developed producing, and total proved developed nonproducing oil reserves, net to the Company's interest. The reserve information is based on excerpts of the independent report prepared by Russell K. Hall Texas P.E. no. 69926 at the request of the Company. The reserve information presented evaluates the Company's interests in properties located in Young County, Texas operated currently as of March 1, 2003 by Crown Quest Operating. The following table summarizes Proved Reserves using an effective date of *March 1, 2003 with an oil price of $33.25 per barrel (WTI posted) for same date. The table does not include Proved Undeveloped Reserves. As per SEC guidelines, prices and costs remain unescalated throughout the life of the properties. For each lease, oil prices were compared to Scurlock Permian's West Texas Intermediate posted price. Differences between historical prices and this reference price were used to adjust for transportation, bonus, and gravity adjustments.

                (1) *Present Value of Estimated Future Net Revenues
                               Proved           Proved
                               Developed        Developed          Total
                               Producing        Non-Producing      Proved
                               ---------        -------------      ------
Reserves (Net)
Oil (bbl)                         37,485          140,618            178,103
Gas (Mcf)                              0                0                  0
Revenue ($)                    1,317,304        4,942,219          6,259,522
Expenses ($)                     454,838          780,514          1,215,352
Investments ($)                        0          110,000            110,000
Future Net Income ($)
        Undiscounted             862,466        4,071,705          4,934,171
        Discounted @ 10%         627,161        1,187,504          1,814,665


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

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during the 1999 and 2000. In 2001 and 2002 prices again have been extremely volatile. There can be no assurance that oil prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; fear of war, or non fear of war; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; national inventory levels; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

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

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Young County and Runnells County Texas respectively as of December 31, 2002.


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


                                                    Year Ended December 31
                                                       2001       2002
                                                      -------    -------
Average net daily production of oil (Bbl)             37.72      27.96
Average net daily production of gas (MCF)               -0-        -0-
Average sales price of oil ($ per Bbl)                25.16      24.50
Average sales price of gas ($ per MCF)                  -0-        -0-
Average lifting cost ($ per bbl) oil equivalent        4.69       9.29

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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



                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

MARKET PRICE AND DIVIDENDS OF COMPANY
-------------------------------------

The Company became available for quotation on the over-the-counter, NASD NQB Pink Sheets initially January 20, 2000. As of March 14, 2003 the Company moved to the over-the-counter market NASD OTC Electronic Bulletin Board quotation medium system, and is presently dually quoted on both Pinks Sheets, and Bulletin Board. The range of high and low bid information for the shares of the Company's stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.


Year Ended December 31, 2002                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.02            $0.02
Second Quarter                                       0.02             0.02
Third Quarter                                        0.02             0.02
Fourth Quarter                                       0.02             0.0005

Year Ended December 31, 2001                        High             Low
----------------------------                        ----             ---
First Quarter                                       $0.36            $0.25
Second Quarter                                       0.25             0.225
Third Quarter                                        0.23             0.025
Fourth Quarter                                       0.05             0.02

As of December 31, 2002, the Company had issued and outstanding 12,017,812 common shares held by approximately 147 holders of record.

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

The Company issued 10,000 shares of restricted common stock in September 2000 to William V. Harlow Jr. in exchange for a letter of intent to purchase his business (Harlow Corporation). Mr. Harlow is a former member of our advisory board, a shareholder and owns The Harlow Corporation. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

(*)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                             Fair Market
                               Share                                         Value of
Name                  Date     Amount  Type of Consideration                 Consideration
-----                 ----     ------- ---------------------                 -------------
Troy Rogers(1)        9/27/00  10,000  Stock in exchange for a first right
                                       to purchase Young County, Texas oil
                                       properties-leases                      $1,260
Michael Trapp(2)      9/27/00  15,000  Stock as additional consideration for
                                       making a 15,000 cash loan*             $1,890
Thomas J. Richards(3) 9/27/00  30,000  Stock as additional consideration for
                                       making a 30,000 cash loan*             $3,780
Scott Gardner (4)     9/27/00  30,000  Stock as additional consideration for
                                       making a 30,000 cash loan*             $3,780
Scott Gardner (4)     1/18/01  20,000  Stock as additional consideration for
                                       making a cash 20,000 loan*             $2,520

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

                                                                                     Fair Market
                                    Share                                            Value of
Name                       Date     Amount     Type of Consideration                 Consideration
-----                      ----     -------    ---------------------                 -------------
Scott Gardner (5)         10/01/01  150,000    Stock in exchange for the full
                                               payment of a $20,000 cash loan           $20,000
Michael A. Herzog (6)     10/01/01   25,000    Stock in exchange for the full
                                               payment of a $5,000 cash loan            $ 5,000
William V. Harlow Jr.(7)  10/01/01   10,000    Stock in exchange for extensions
                                               Granted on Letters of Intent             $ 1,250
                                               (The Harlow Corporation)
Bud Hirk (8)              10/01/01   10,000    Stock in exchange for an extension
                                               granted on a $10,000 cash loan           $ 1,250
Bennett Family Trust (9)  10/01/01  100,000    Stock as additional consideration for
                                               making a $50,000 cash loan               $ 6,250
Blume Law Firm(10)        10/01/01   25,000    Stock in exchange for extensions
                                               granted on bill payment                  $ 3,150
Blume Law Firm(10)        12/28/01   25,000    Stock in exchange for a $500
                                               services rendered                        $   500
Garrett S. Lipski(11)     12/23/01   50,000    $10,000 cash for restricted stock        $10,000
                                               subscription
Royal Crest LLC (12)      12/31/01  300,000    Stock in exchange for $30,000 interest   $30,000
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

(7) Mr. Harlow is a former member of our advisory board, and a shareholder.

(8) Bud Hirk is not an affiliate, director, or officer of the Company.

(9) Bennett Family Trust is not an affiliate, director, or officer of the Company.

(10) Blume Law Firm is the Company's corporate securities counsel.

(11) Garrett S. Lipski is not an affiliate, director, or officer of the Company.

(12) Mr. Kronenberg administers Royal Crest LLC, which is owned by his mother. Mr. Kronenberg is a director/assistant secretary of the Company, related to Royal Crest LLC, a beneficial owner and shareholder of the Company, and a control person indirectly through, DJ and SM Kronenberg Limited Liability Limited Partnership (LLLP).

(***)The Company issued or subscribed for issuance of 326,000 shares of its common restricted stock in January, April, May, and July 2002 to the following persons. The shares were issued pursuant to an exception from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                               Fair Market
                                        Share                                  Value of
Name                          Date      Amount    Type of Consideration        Consideration
-----                         ----      -------   ---------------------        -------------
Tim N. and Audrey K. Martin,  01/19/02  50,000    Cash for $10,000             $10,000
Joint Tenants with                                restricted stock
Right of Survivorship (13)                        subscription

William V. Harlow Jr. (14)    04/01/02  10,000    Stock as additional          $200
                                                  consideration for making a
                                                  $4,000 cash loan
William V. Harlow Jr. (14)    04/01/02  10,000    Stock in exchange for        $200
                                                  services rendered
Grant Elam            (15)    04/01/02   6,000    Stock as additional          $ 120
                                                  consideration for making a
                                                  $3,000 cash loan
Thomas J. Richards    (16)    05/01/02 150,000    Stock as additional          $ 3,000
                                                  consideration for making a
                                                  $12,700 cash loan
John Martin and Jyoti         07/05/02 100,000    Cash for $10,000 restricted   $10,000
Crystal, Joint Tenants with                       stock subscription
right of Survivorship (17)

(***) $39,700 of the financing proceeds in the immediately proceeding table were used primarily for reduction of Company debt or to pay expenses related to Company operations.

(13) Tim N. and Audrey K. Martin with Joint Right of Survivorship are not an affiliate(s), director(s), or officer(s) of the Company.

(14) Mr. Harlow is a former member of our advisory board, and a shareholder.

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

                      Option Grants in the Fiscal Year 2000
              To Officers, Consultants, Directors, and Advisors (1)
                               Number of             % of Total
                            Securities Underlying Options Granted Exercise or Base  Expiration
Name                        Options Granted (#)   in Fiscal Year  Price ($/sh)      Date
----                        -------------------   --------------  ----------------  ----------
Mel Herzog (CEO) and
Charlotte Herzog TTEE
UA DTD Jan 31,
1994 Herzog Revocable
Living
Trust JT Grantors               600,000               9.091%         $0.95          11/30/2007

Dennis R. Alexander,
President/Dir                   600,000               9.091%         $0.95          11/30/2007

Melvena Alexander,
Secretary                       500,000               7.576%         $0.95          11/30/2007

David J. Kronenberg,
Assistant Secretary/Dir         500,000               7.576%         $0.95          11/30/2007
Assigned to D.J. and S.M.
Kronenberg Family
LLLP,

Larry W. Trapp, Vice
President, Treasurer/Dir (3)    600,000               9.091%         $0.95          11/30/2007

Thomas J. Richards,
Advisory Board (3)              500,000               7.576%         $0.95          11/30/2007


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

The Company granted a stock option for the purchase of shares of the Company's common stock to a certain non-affiliated individual for providing capital to the Company and subscribing to the Company's common restricted stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options is as follows:

                      Option Grants in the Fiscal Year 2001
                       Number of                    % of Total     Exercise
                       Securities Underlying      Options Granted  or Base       Expiration
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


                     Option Grants From January 1, 2002 Through The Period
                                Ended August 1, 2002
                       Number of                    % of Total     Exercise
                       Securities Underlying      Options Granted  or Base      Expiration
Name                   Options Granted (#)        in Fiscal Year   Price ($/sh) Date
----                   -------------------        --------------   ------------ ----

Tim N. Martin              100,000                100%             $1.00        4/19/04
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

GENERAL
-------

Energy Producers, Inc. derives its revenues from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area. Additional revenues effective for the period ended December 31, 2000 have been derived from the acquisition of the producing oil wells with revenues in Olney, Young County, Texas. The Company is focused on evaluation of the market potential for further development of its subsidiary operations and revenues in fiscal 2003, and other potential proved producing oil and gas properties available to the Company for acquisition.

The Company expects to incur continued increase in operating expenses during the next year from commencing activities related to its oil and gas acquisition and development program. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the company will encounter difficulties and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as fluctuating markets and corresponding fluctuations in the prices of oil and gas. There can be no assurance that the Company will ever generate significant oil and gas revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS - 2002 Compared to 2001
---------------------------------------------

Total revenue for oil production and retail sales segments in fiscal year 2002 was $271,801 compared to $384,729 in total revenue for the year 2001. Retail sales decreased during 2002 compared to 2001 and total oil and sales declined 31% to $246,328 in 2002 as compared to $354,608 in 2001. Oil sales account for a majority of the Company's revenues. The decrease in oil revenues was due in part delay in oil production pick ups, and delay in maintenance scheduling due bad weather conditions in certain months, which effected overall production. In addition, natural oil production field declines and overall continued lower periodic oil prices to production sale timing in general added to lower revenues. While oil production was lower, lease operating energy demand costs began to rise. Maintenance and repair costs decreased in 2002 from 2001; In fiscal 2002 the average oil prices remained just slightly lower than 2001, down ..03% percent from $24.50 per barrel in 2002 compared to $25.16 per barrel in 2001.

Producers Supply, Inc. retail sales income also decreased, down 15% from $30,121 in 2002 to $25,473 in 2001 due to decreased or slower demand for inventory supplies in the Stephens Arkansas and surrounding area.

Costs of operations for oil decreased 14% to $67,526 in 2002 as compared to $78,878 in 2001. This item includes all well operating expenses and any amounts paid to the property manager and consultants. Decrease in disbursements made due lower oil production volume, delays or fewer repairs due conditions present, accounted for most of the decline in costs.

General and administrative costs increased 62% percent to $566,788 in 2002 from $214,927 in 2001 due to rising operational expenses which include covering shortfall differences in loan payments due to Baseline Capital, Inc. for the Company's oil loan.

The Company's total stockholders' equity deficit rose to ($564,265) in 2002 as compared to ($83,460) in 2001. This reduction of shareholder's equity was the result of decreased revenues and increases in general expenses in 2002.

Income from operations decreased to a loss from operations of ($368,418) for 2002 compared to $81,129 in 2001 due to the decrease in revenues from operations and increases in interest payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used by operating activities was $368,308 for the year ended December 31, 2002 compared to $13,955 in cash flow provided by operating activities for the year ended December 31, 2001.

Cash flow from investing activities was $118,295 for the year ended December 31, 2002, compared to $192,957 for the year ended December 31, 2001.

Cash flow from financing activities was $244,353 for the year ended December 31, 2002, compared to ($129,719) for the year December 31, 2001. This was due to substantial borrowings from shareholders.

     Outstanding Capital Commitments For 2001 include:

a) Note to Royal  Crest,  LLC issued March 31, 2001 with            $  366,067
   interest at 20% per annum.  Monthly payments are interest
   only with full payment due on April 30, 2003.

Status: (The note is current at March 31, 2003)

Anticipated Payment Source(s): Development of increased cash flow from the Olney
Interests;  from bridge or other bank financing  loans;  equity based financing;
rollover refinancing of note.

b.) Note to Baseline Capital, Inc. Note was issued                  $  399,800
    September 29, 2000 and is a non-interest  bearing note.
    Minimum monthly payments of $25,000 or 80% of net
    production proceeds from specified properties.

Status: (*The note is current at March 31, 2003)

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
    Note was issued August 15, 1999 and accrues interest at
    the rate of 9.5% per annum and, with extensions is due
    on or before May 1, 2003.

Status: (At March 31, 2003, an extension is being negotiated on the terms of the note, and negotiations are underway to restructure the debt.)

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

Status: (Due date and terms is in process of negotiations)

Anticipated Payment Source(s): Partial payments from bridge or other bank financing loans, restricted common stock; full payment from equity based financing; rollover refinancing of note.

e.) There are several small notes that in the aggregate are immaterial.

The Company must generally undertake certain and ongoing expenditures in connection with preservation of its property interests, to maintain its oil and gas development rights, and develop its business prospects, acquisition and interests in accordance with its plan. Expenditures made in connection with preservation of property interests during 2002 were approximately $176,000.

Management has estimated that such cost for initially activating development of its current plans will require $1,500,000 or more during the first six to nine months of fiscal 2003. Financing and full project development or acquisition program could require up to $5,000,000 or more. The Company may reduce or increase its requirement as circumstances dictate. We may elect to revise these plans and requirements for funds depending on factors including; oil and gas price activities; the markets as a whole; the availability, interest, and timing indicated from potential sources of capital; structure, and status of availability of any of our targeted acquisitions and interests.

We have been continuously working on obtaining additional financing for the development of work programs on our Young County oil properties. Plans include potential recompletions and for the drilling of 2 new wells. We have been additionally working on obtaining loans for renegotiation and refinance of a portion of or all the Baseline Capital, Inc. secured loan balance that includes a secured interest on the properties held by First American Bank of Midland Texas. The revised requirements and timing now anticipated for this development and note restructuring are as follows: To begin a drilling and recompletions work program, approximately $200,000 to $300,000, and an additional 350,000 to negotiate, payoff, or restructure the existing Baseline Capital note balance; Our target has been reset for end of April, beginning of May. Management believes cash flow can be improved if it is able to successfully obtain funds needed for the work program, and can successfully restructure terms of the existing note on the Company's Young County property interests (see additional discussions in "Business" and "Recent Developments" Sections).

The Company cannot predict how the oil and gas industry and its collective markets and pricing as a whole will vary during 2003 and what effect they will ultimately have on the Company.

Dividends
---------

No assurances can be given that the proposed operations of the Company will be profitable. The Company has not paid and does not currently intend to pay dividends.

Insurance
---------

The Company intends to maintain insurance coverage that it believes is customary in the industry. It is not aware of any environmental claims as of December 31, 2002, which would have a material impact upon the Company's present or proposed financial problems.

OIL AND GAS PROPERTIES
----------------------

The Company as of the date of this filing is the primary owner of majority interests in oil producing properties consisting of 6 leases, wells, equipment, and reserves located in Young County, Olney Texas. The Company operates these properties on a month-to-month contract with local operators in the area. The Company currently sells its oil production by Division Order to Conoco Oil. The standardized measure of discounted future net cash flows for all the Company's properties as of December 31, 2002 is $1,796,848.

INCOME TAXES
------------

At December 31, 2002, the Company has a federal operating loss carryforward of $1,283,322 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The net operating losses will expire commencing in the year 2010.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property" and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------



                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)



                                  CONSOLIDATED
                              FINANCIAL STATEMENTS



                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001





Accountant's Report . . . . . . . . . . . . . . . . . . . .F-2
Financial Statements
Balance Sheets - Assets . . . . . . . . . . . . . . . . . .F-3
Liabilities and Stockholders' Equity. . . . . . . . . . . .F-4
Statement of Operations . . . . . . . . . . . . . . . . . .F-5
Statement of Stockholders' Equity . . . . . . . . . . . . .F-6
Statement of Cash Flows . . . . . . . . . . . . . . . . . .F-7
Notes to Consolidated Financial Statements. . . . . . . . .F-8
Supplemental Oil and Gas Information. . . . . . . . . . . .F-20

                              ACCOUNTANT'S REPORT


To: The Board of Directors and Stockholders
Energy Producers, Inc.

I have audited the accompanying consolidated balance sheet of Energy Producers, Inc., (formerly Sterling Market Positions, Inc.) at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material aspects, the financial position of Energy Producers, Inc. at the dates listed above, and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Henry Schiffer
------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
April 14, 2003

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                                 BALANCE SHEETS

               Years ended December 31, 2002 and December 31, 2001

                                     ASSETS

                                                 Year ended          Year ended
                                                 December 31,       December 31,
                                                    2002                2001
                                                 ------------        -----------

Current Assets
Cash                                               $  19,143         $  24,803
Accounts receivable                                   19,706            15,907
Inventory                     (Note 1)                50,507            50,507
Notes and other receivables   (Note 2)                 2,500             2,500
Prepaid expenses              (Note 1)                13,837                 -
                                                   ---------         ---------

   Total Current Assets                              105,693            93,717
                                                   ---------         ---------

Property and Equipment        (Note 1)
Land                                                   9,000             9,000
Building/Improvements                                 47,184            47,184
Equipment                                             98,571            92,247
 Less:  accumulated depreciation                    (108,672)         (106,717)
                                                   ---------         ---------
   Net Property and Equipment                         46,083            41,714
                                                   ---------         ---------

Oil and Gas Leases            (Note 1)             1,215,809         1,340,428
 Less:  accumulated amortization                    (  4,851)         (  3,402)
                                                   ---------         ---------
   Net Oil and Gas Leases                          1,210,958         1,337,026
                                                   ---------        ----------

Total Net Properties and Equipment                 1,257,041         1,378,740
                                                   ---------         ---------

         Total Assets                             $1,362,734        $1,472,457
                                                  ==========        ==========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                                 BALANCE SHEETS

               Years ended December 31, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Year ended          Year ended
                                                 December 31,       December 31,
                                                    2002                2001
                                                 ------------        -----------

Current Liabilities:
Accounts payable                                  $   50,346        $   53,489
Taxes payable                                            498               498
Notes payable                 (Note 3)               326,413           389,776
Accrued interest                                     177,891            38,536
                                                  ----------        ----------

 Total Current Liabilities                           555,148           482,299
                                                  ----------        ----------
Long-Term Liabilities:
Notes payable                 (Note 3)               169,032           400,164
Due to shareholders           (Note 5)             1,202,819           673,454
                                                  ----------        ----------

 Total Long-Term Liabilities                       1,371,851         1,073,618
                                                  ----------        ----------

         Total Liabilities                         1,926,999         1,555,917
                                                  ----------        ----------
Stockholders' Equity:
Common stock:
 Authorized  200,000,000  shares at $0.001 par
 value;  issued  and  outstanding 12,017,812
 shares at December 31, 2002; 11,741,812 shares
 at December 31, 2001; 10,891,812 at
 December 31, 2000;  10,881,812  shares at
 December 31, 1999,  and 1,250,000 at December
 31, 1998 and 1997.                                   12,018            11,742

Preferred stock:
 Authorized 50,000,000 shares at $0.001 par value; issued and outstanding: none

Paid in capital                                      707,039           684,795
Accumulated deficit                               (1,283,322)       (  799,997)
                                                  ----------        ----------

     Total Stockholders' Equity                   (  564,265)       (   83,460)
                                                  ----------        ----------

     Total Liabilities and Stockholders' Equity   $1,362,734        $1,472,457
                                                  ==========        ==========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)

                             STATEMENT OF OPERATIONS

               Years ended December 31, 2002 and December 31, 2001

                                                 Year ended          Year ended
                                                 December 31,       December 31,
                                                    2002                2001
                                                 ------------        -----------
Revenues:
 Oil Revenues                                     $  246,328        $  354,608
 Cost of Sales                                    (   67,526)       (   78,878)
                                                  ----------        ----------
   Net Oil Revenues                                  178,802           275,730
                                                  ----------        ----------

Retail Sales:                                         25,473            30,121
 Cost of Goods Sold                                    5,905        (    9,795)
                                                  ----------        ----------
   Net Retail Sales                                   19,568            20,326
                                                  ----------        ----------

Total Net Revenues                                   198,370           296,056

Operating Expenses:
 Selling, General and Administrative              (  566,788)       (  214,927)
                                                  ----------        ----------

Gain (Loss) from operations   (Note 3)            (  368,418)           81,129
                                                  ----------        ----------

Other Income (Expense):
 Other Income                                          5,500               330
 Interest Expense                                 (  140,407)       (   89,734)
                                                  ----------        ----------

   Total Other Income (Expense)                   (  134,907)       (   89,404)
                                                  ----------        ----------

Income before provision for income taxes                   0                 0
                                                  ----------        ----------

Net Income (Loss                                 $(  503,325)       $(   8,295)
                                                 ===========        ==========

Number of outstanding shares                      12,017,812        11,741,812
                                                  ==========        ==========

Net Gain (Loss) per share     (Note 6)                (.0419)            (nil)
                                                  ==========        ==========

Earnings per share on operating income                (.0307)            .0069
                                                  ==========        ==========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                        STATEMENT OF STOCKHOLDERS EQUITY
         From October 4, 1995 (date of inception) to December 31, 2002

                                       Common Stock        Paid in   Accumulated
                                     Shares      Amount    Capital     Deficit       Totals
                                    ---------   --------   -------   -----------     ------
Shares issued at inception
 to initial shareholders            1,250,000     1,250                               1,250
Capital contributed by S/H                                  71,920                   71,920
Net(loss) for year 1995                                               (   31,096)  ( 31,096)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 1995           1,250,000     1,250     71,920    (   31,096)  ( 42,074)

Capital contributed by S/H                                 290,087                  290,087
Net(loss) for year 1996                                                ( 332,088)  (332,088)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 1996           1,250,000     1,250    362,007     ( 363,184)        73

Capital contributed by S/H                                  51,046                   51,046
Net(loss) for year 1997                                                 ( 51,046)  ( 51,046)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 1997           1,250,000     1,250    413,053      (414,230)        73

Capital contributed by S/H                                  71,913                   71,913
Net(loss) for year 1998                                                 ( 71,986)   (71,986)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 1998           1,250,000     1,250    484,966     ( 486,216)         0

Stock surrendered by S/H
 and retired to treasury            ( 189,023)   (  189)       189                        0
Issuance of stock for
 reverse acquisition of
 Energy Producers Group, Inc.       9,820,835     9,821    114,108                  123,929
Capital contributed by S/H                                  27,325                   27,325
Net(loss) for the year 1999                                            ( 330,323)  (330,323)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 1999          10,881,912    10,882    626,588     ( 816,539)  (179,069)

Stock issued as consideration
 for loans and other services          10,000        10      1,240                   1,250
Net gain for year 2000                                                    44,817     44,817
                                    ---------   --------   -------   -----------   --------
Balance December 31, 2000          10,891,812    10,892    627,828      (771,722)  (133,002)

Capital contributed by S/H            105,000       105     13,125                   13,230
Stock issued as consideration
 for loans and other services         745,000       745     43,842                   44,587
Net(loss) for year 2001                                                  ( 8,275)    (8,275)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 2001          11,741,812    11,742    684,795      (779,997)   (83,460)
Stock issued as consideration
 for loans and other services         276,000       276     22,244                   22,520
Net(loss) for year 2002                                                 (503,325)  (503,325)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 2002          12,017,812    12,018    707,039    (1,283,322)  (564,265)
                                   ==========   =======    =======   ===========   ========

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                             STATEMENT OF CASH FLOWS
               Years ended December 31, 2002 and December 31, 2001

                                                 Year ended          Year ended
                                                 December 31,       December 31,
                                                    2002                2001
                                                 ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                  $(503,325)         $ ( 8,275)
Non-cash adjustments to reconcile net income
to Net cash provided by operating activities:
 Depreciation and amortization                         3,404              3,906
Change in assets and liabilities:
 (Increase)decrease in accounts receivable          (  3,799)           (37,804)
 (Increase)decrease in inventory                                        ( 1,687)
 Increase(decrease) in accounts payable             (  3,943)           (60,729)
 Increase(decrease) in accrued expenses              139,355             39,562
                                                    --------           --------
Net cash provided(used) by operating activities     (368,308)            13,955
                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase)decrease in notes receivable                                  53,000
 Proceeds from sale (cost) of equipment                5,500                  0
 Purchase of property and equipment                  (11,824)           ( 5,000)
(Purchase) re-evaluation of oil leases               124,619             44,957
                                                    --------            -------
Net cash provided(used)by investing activities       118,295             92,957
                                                    --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)decrease in advances to shareholder        (13,837)           (22,807)

CASH BALANCE BEGINNING OF PERIOD                   $  24,803           $ 47,610
                                                    --------           -------

CASH BALANCE END OF PERIOD                         $  19,143           $ 24,803
                                                    ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
 Interest                                            140,407             89,734
 Income taxes                                              0                  0

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

(a)  ORGANIZATION AND BUSINESS ACTIVITIES:
     ------------------------------------

     The Company was incorporated in the State of Nevada on October 4, 1995 as Sterling Market Positions, Inc. Upon incorporation, 10,000,000 shares of $.001 par value Common Stock was authorized. The Company was organized in order to conduct any lawful business. Effective June 24, 1999 the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000.

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

     The Company has focused its business on oil and gas exploration, development and production and acquiring existing production facilities with proven reserves. The Company's wholly owned subsidiary, Producers Supply, Inc., has been in the oil and gas field equipment service and supply business for 25 years. On October 2, 2000 Article 3 of the Articles of Incorporation were amended to increase the number of authorized common shares to 200,000,000 and to authorize 50,000,000 preferred shares.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(b)  DEPRECIATION:
     ------------
     Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, will be charged to expense as incurred.

(c)  FISCAL YEAR:
     -----------
     The Company operates on a Calendar Year basis.

(d)  INVENTORIES:
     -----------
     Inventories are stated at the lower of cost or market determined by the FIFO method.

(e)  INCOME TAXES:
     ------------
     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a policy of a 100% valuation allowance against any deferred tax assets resulting principally from net operating loss carryforwards until it is more likely than not that the Company will realize taxable income.

(f)  OIL AND GAS PROPERTIES:
     ----------------------
     The oil and gas properties include operating leases, equipment leases, production sales, processing agreements, transportation agreements and other contracts, equipment, improvements, materials, supplies, fixtures, wells, pumping units, well head equipment, other movable or immovable property, easements, servitudes, rights-of-way, surface leases and other surface rights.

     The Company follows the full cost method of accounting for oil properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Sales or abandonment of oil properties shall be accounted for as adjustments of capitalized costs.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(f)  OIL AND GAS PROPERTIES (continued):

     Costs to be amortized include all capitalized costs (net of prior amortization), estimated future expenditures to be incurred in development proved reserves, and estimated dismantlement and abandonment costs, net of estimated salvage values. Amortization will be provided on the unit-of-production method using estimates of proved reserves.

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

     The Company records oil and gas sales on the entitlement method, recognizing its net share of all production as revenue. Any amount received in excess of or less than the Company's revenue interest will be recorded in the net oil balancing liability

                    Statement of Revenues and Direct Expenses
                                      2002

         REVENUES:
         Oil Sales                                   $ 246,328

         EXPENSES:
         --------
         Lease Operating           49,434
         Management                24,000
         Severance Taxes            8,965
                                   ------

           Total Expenses                               82,399
                                                     ---------
                  Net Income                         $ 163,929
                                                     =========

(g)  COMPREHENSIVE INCOME:
     --------------------
     The Company has adopted Financial Accounting Standards Board Statement No. 130 which requires reporting of Comprehensive income in the financial statements in the period in which it is recognized. The Company has no Comprehensive Income in the reporting year.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                                 (Consolidated)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(h)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
     ---------------------------------------------
     The Company has adopted Financial Standards Board No. 133 "Accounting FOR Derivative Instruments and Hedging Activities" and the amendments thereto, SFAS No. 137 and SFAS No. 138. The Company believes that the adoption of these SFAS' will not have any material affect on the financial statements of the Company.

(i)  IMPAIRMENT OF LONG-LIVED ASSETS:
     -------------------------------
     The Company has adopted Financial  Accounting Standards Board Statement No.
     139. "Rescission of FASB Statement No. 53) which also amends FASB Statements Nos. 63, 89 and 121. The Company believes that the adoption of SFAS 13 will not have any material affect on the Company's financial statements.

NOTE 2   NOTES/LOANS RECEIVABLE:

           Note Receivable-David Irwin                                $  2,500
           Issued to Producers Supply, Inc. (wholly
           Owned Subsidiary) unsecured, demand note
           Dated June 9, 1999.                                        --------
                           Total Notes/Loans Receivable               $  2,500

NOTE 3   NOTES PAYABLE:

(a)      NOTE TO BENNETT FAMILY TRUST                                 $ 50,000
         ----------------------------
         Note was issued June 12, 2001 and accrues interest at the rate of 12% per annum and is due on or before June 12, 2002. Payments are interest only. Principal to be paid at maturity. Due date and terms are in process of renegotiation.

(b)      NOTE TO BASELINE CAPITAL, INC.                               $399,800
         ------------------------------
         Note was issued September 29, 2000 and is a
         non-interest bearing note.  Minimum monthly
         payments of $25,000 or 80% of net production
         proceeds from specified properties.  Aggregate
         amount of such required payments at December 31,
         2002 are as follows:               2003    $300,000
                                            2004      99,800
                                                    --------
                                                     399,800

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
NOTE 3   NOTES PAYABLE (continued):

(c)      NOTE TO CITICAPITAL, DIGITAL COPIER AS
         COLLATERAL.                                                  $ 24,333
         -----------
         Issued November 28, 2000. Aggregate amount of such required payments at December 31, 2002 are as follows:
                                            2003    $  5,100
                                            2004       5,100
                                            2005       5,100
                                            2006       5,100
                                            2007       3,933
                                                     -------
                                                      24,333
(d)      NOTE TO GRANT ELAM.                                          $  3,000
         -----------------------
         Note was issued March 16, 2002 and accrues interest at the rate of 10% per annum and is due on or before 2003. Payments are interest only with principal paid at maturity.

(e)      DUE TO FLEET CREDIT LINE.                                    $  3,446
         ------------------------
         Open-end line of credit with interest at 22.990% per annum. Payable monthly.

(f)      NOTE TO STEVENS SECURITY BANK.                               $ 14,867
         ------------------------------
         Demand note dated June 25, 2001 with interest at 8.5% per annum, due June 25, 2003. Terms:
         One(1) interest only payment due December 26, 2001 and remaining interest and principal payable June 25, 2003.

         TOTAL NOTES PAYABLE:
                  Current portion                    $326,413
                  Long-term portion                  $169,032
                                                     --------    $495,445
                                                                 ========

NOTE 4   CONTRACTS:

     The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows:

ENTITY                                 RELATED PARTY            2002     2001
------                                 -------------          -------  -------
Academy Research                       Mel Herzog             $78,000  $ 3,000
Global Media Network USA, Inc.         Dennis R. Alexander    $96,000  $45,001
Melvena Alexander, CPA                 Melvena Alexander      $60,000  $13,550

     Mel Herzog, Dennis R. Alexander and Melvena Alexander are all shareholders and officers of the Company.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 5   RELATED PARTY TRANSACTIONS
          DUE TO SHAREHOLDERS:

          Note Payable to J.C. Wilson Pipe and Supply, Inc.           $245,000
          Note was issued August 15, 1999 and
          accrues interest at the rate of 9.5%
          per annum and, with extensions, is due
          on or before June 1, 2002. An extension was granted on the terms of the note, and negotiations are underway to restructure the debt.

          Unsecured demand Note Payable to J.C.Wilson Pipe            $    500
          and Supply, Inc. J.C. Wilson, a beneficial shareholder of Energy Producers Inc., is also owner of J. C. Wilson Pipe and Supply, Inc.

          Promissory Notes Payable to Larry W. Trapp.                 $ 36,800
          A. Note for $14,200 was issued June 1, 2001 with interest at 12% per annum. Due
              May 1, 2003.
          B. Note for $22,600 was issued August 16, 2002 with interest at 12% per annum. Due May 1, 2003.
              Larry W.  Trapp is a Director and Shareholder.

         Promissory Notes payable to William Hirk.                    $ 10,000
         Note was issued January 6, 2001 with interest at 18% per annum. Due May 1, 2003.
         William Hirk is a Shareholder.

         Note Payable to David J. Kronenberg.                         $  9,729
         Demand Note was issued July 6, 2002. Note is non-interest bearing. David Kronenberg is a Director and Shareholder.

         Note Payable to Harlow Corporation.                          $  4,000
         Note was issued February 14, 2002 with interest at 12% per annum. Due May 1, 2003. Harlow
         Corporation is an entity wholly-owned by William
         V. Harlow, Jr., a Shareholder.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 5   RELATED PARTY TRANSACTIONS
          DUE TO SHAREHOLDERS (continued):

         Promissory Notes Payable to Thomas J. Richards.              $114,991
            A.  $13,150 dated December 6, 2001   18% APR
            B.  $10,000 dated January 16, 2002   12% APR
            C.  $15,000 dated February 13, 2002  18% APR
            D.  $12,700 dated March 10, 2002     12% APR
            E.  $10,000 dated May 11, 2002       18% APR
            F.  $ 6,629 dated June 6, 2002       12% APR
            G.  $11,900 dated July 16, 2002      12% APR
            H.  $11,000 dated August 12, 2002   12% APR
            I.  $21,300 dated September 16, 2002 18% APR
            J.  $10,950 dated October 15, 2002   12% APR
            K.  $ 3,100 dated December 14, 2002  12% APR
            L.  $ 1,200 dated December 30, 2002  18% APR

         All notes are current. Thomas J. Richards is an Advisor/Consultant and Shareholder.

         Note Payable to Royal Crest, LLC.                            $366,067
         Note was issued March 31, 2001 with interest at 20% per annum. Monthly payments are interest only with full payment due April 30, 2003. David J. Kronenberg, a Director and Shareholder, is the beneficial Owner and Manager of Royal Crest, LLC.

         Unsecured, Demand Note Payable to Mel Herzog.                $ 27,558
         Mr. Herzog is a Director and Shareholder.

         Unsecured, Demand Note Payable to Dennis R. Alexander.       $ 73,790
         Dennis R. Alexander is a Director and Shareholder.

         Unsecured, Demand Note Payable to Thomas J. Richards,        $    144
         a Consultant and Shareholder.

     Unsecured Amounts owed to Officers and Shareholders for Unreimbursed Company expenses paid by individuals:

         Thomas J. Richards                 $61,371
         Dennis R. Alexander                 22,254
         Mel Herzog                          10,881
         Melvena Alexander                    2,465
         Harlow Corporation                     109
                                            -------    $97,080

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 6   EARNINGS PER SHARE:

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

     Earnings per share are based on net losses as the Company showed an operating loss and a net loss in 2002. In 2001 the Company showed an operating profit, but a net loss.

     For the Year Ended December 31, 2002

     Income(Loss)       Shares             Per Share
                       (Numerator)        (Denominator)        Amount
                       -----------        -------------        ------
     Loss to Common
     Stockholders      $(503,325)           1,017,812          $(.0419)
                                                               ========

     Options to purchase 4,000,000 shares of common stock at $0.95 per share, 200,000 shares of common stock at $1.05 per share, 200,000 shares of common stock at $1.00 per share, and 200,000 shares of common stock at $1.15 per share were outstanding at December 31, 2001 but were not included in a computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 7   DIVIDEND POLICY:

     The Company has not adopted a policy regarding dividends.

NOTE 8   DEPRECIATION AND AMORTIZATION:

     Depreciation   on  property   and   equipment  is   calculated   using  the
     straight-line method over the estimated useful life. Depreciation taken on equipment in 2002 was $1,955 and $1,355 in 2001.

     Under the full cost method, all capitalized costs within a cost center are amortized on the unit-of-production basis, using proved oil reserves in the cost center. Oil is converted to a common unit of measure based on current and future gross revenues. Amortization for 2002 was $1,499 and $2,551 in 2001.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 9   INCOME TAXES:

     At December 31, 2002, the Company has a federal operating loss carryforward of $1,283,322 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law. The new operating losses will expire commencing in the year 2010.

     The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

                1995      1996      1997     1998     1999       2000      2001       2002
              --------  -------   --------  -------  --------  --------  --------   ---------
Income(Loss)  (31,096) (332,188) ( 51,046) ( 71,966) (330,323)   44,817    (8,275)   (503,325)
Temporary
Difference          0         0         0         0        0          0         0           0
Loss Carry-
forward             0   (31,096) (363,184) (414,230) (486,216) (816,539) (771,722)   (779,997)
              --------  -------   --------  -------  --------  --------  --------   ---------
TaxableIncome
(Loss)        (31,096) (363,184) (414,230) (486,216) (816,539) (771,722) (779,997) (1,283,322)
             ========   =======   =======   =======   =======   =======   =======   =========
Tax Payable
(Refundable)        0         0         0         0         0         0         0          0


NOTE 10  SALES TO MAJOR CUSTOMERS:

     The Company had sales to one major customer, Conoco, Inc., during the year ended December 31, 2002 of $246,328 which were in excess of ten percent of total sales.

NOTE 11  CONCENTRATION OF CREDIT RISK:

     The Company maintains its cash in a bank deposit account, which at times may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 12  SEGMENT AND  RELATED INFORMATION:

     Energy Producers, Inc. has two reportable segments: oil and gas leases and supplies and services. The oil and gas segment pumps oil and the oil is purchased by Conoco, Inc. The equipment and supplies segment sells equipment and supplies to the oil industry.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 12  SEGMENT AND  RELATED INFORMATION (continued):

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including any extraordinary items.

     There have been no inter-segment transactions, but if any transactions take place, they will be accounted for as if it were an independent party, that is at current market prices.

     Energy Producers, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Each business was acquired as a unit, and the management at the time of acquisition was retained.

                                                OIL      EQUIPMENT     TOTAL
                                               WELLS    AND SUPPLIES
                                            ----------  ------------ ----------
   Revenues from external customers         $  246,328  $  25,473    $  271,801
   Inter-segment revenues                            0          0             0
   Depreciation and amortization                 1,629      1,775         3,404
   Segment(loss)profit                        (359,922)    (8,496)     (368,418)
   Segment assets                            1,716,213     79,384     1,362,671
   Expenditures for segment assets              11,824          0        11,824

   REVENUES
   Total revenues for reportable segments               $ 271,801
   Other revenues                                               0
   Elimination of inter-segment revenues                        0
                                                        ---------
            Total Consolidated Revenues                 $ 271,801
                                                        =========
   PROFIT OR LOSS
   Total loss for reportable segments                   $(368,418)
   Other profit or loss                                  (134,907)
   Elimination of inter-segment profits                         0
   Unallocated amounts                                          0
                                                        ---------
            Total Consolidated Profit(loss)             $(503,325)
                                                        =========
   ASSETS
   Total assets for reportable segments                $1,362,671
   Other assets                                                 0
   Other unallocated amounts                                    0
                                                        ---------
            Total Consolidated Assets                  $1,372,781
                                                       ==========
    Both segments are in the same geographical area.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 13  OPTIONS AND WARRANTS

     Energy Producers, Inc. has reserved 6,600,000 shares of its common stock for issuance under an initial Stock Option and Payout Stock Option agreement with Baseline Capital, Inc., dated September 29, 2000, which covers key officers, directors, advisors, and consultants of the Company. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the day of the grant. The following table summarizes information about stock options outstanding at December 31, 2002.

              Outstanding                               Exercisable
----------------------------------------------     ----------------------
                          Weighted
               Number     Remaining   Weighted     Number         Weighted
            Outstanding  Contractual   Average     Exercisable    Average
Exercise         at         Life      Exercise     at             Exercise
  Price      12/31/02     (Years)       Price      12/31/02       Price
--------    -----------  -----------  --------    -----------     --------

   .95   3,800,000           4-11/12     .95      3,800,000          .95
   .95     200,000           1-1/4       .95        200,000          .95
  1.05     200,000           1-3/4      1.05        200,000         1.05
  1.15     200,000           2-1/4      1.15        200,000         1.15
  1.00     100,000     1-1/4            1.00        100,000         1.00
  1.00     100,000           1-1/3      1.00        100,000         1.00

     The Company uses the fair value method, per statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) to value its options and warrants. The fair value of each option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following assumptions:

                                                 December 31, 2002
                                                 -----------------
         Expected Dividend Yield                      -0-
         Expected Stock Price volatility             0.299
         Risk-Free Interest Rate                     3.35
         Expected Life of Options                    3 to 5 years

     The weighted average fair value of options and warrants granted during 2002 was $0.0.

NOTE 14  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash, receivables and payables, and approximates fair value because of the short-term nature of these items.

     The carrying value of the notes payable approximates fair value as most are non-interest bearing. The balance is short-term.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 15  SUBSEQUENT EVENTS:

     In the first quarter of 2002, the Company raised an aggregate of $32,000 capital through loans and issuance of stock.

     The Company, having received approval of the majority of the Board of Directors, has additionally reserved 200,000 shares for options granted to two non-affiliate individuals.

                             ENERGY PRODUCERS, INC.

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                    Unaudited

               Years ended December 31, 2002 and December 31, 2001

The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the full cost method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial
Accounting   Standards  No.  69   "Disclosures   about  Oil  and  Gas  Producing
Activities."


Capitalized Costs Relating to Oil and Gas Producing Activities
December 31, 2002 and 2001

                                             2002               2001
                                             ----               ----

     Proved Oil Leases                     $1,215,809        $1,178,589
     Unproved Oil Leases                            0                 0
                                           ----------        ----------

     Sub-total                              1,215,809         1,178,589

     Accumulated Depreciation,
      Depletion and amortization,
      And valuation allowances             (   4,851)        (    3,402)
                                           ----------        ----------

     Net capitalized costs                 $1,210,958        $1,175,187
                                           ==========        ==========

                             ENERGY PRODUCERS, INC.
                COSTS INCURRED IN OIL AND GAS LEASE ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2002 and 2001


                                             2002               2001
                                             ----               ----

      Acquisition of Oil Leases:

      Proved                                  -0-              $  -0-
      Unproved                                -0-                 -0-
      Exploration Costs                       -0-                 -0-
      Development Costs                       -0-               11,250
                                            ------             -------
               Total Costs Incurred          $-0-              $11,250
                                            ======             =======


                             ENERGY PRODUCERS, INC.
            RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCNG ACTIVITIES
                                    Unaudited

                     Years ended December 31, 2002 and 2001

                                            2002                2001
                                            ----                ----


      Oil Sales                          $246,328              $354,608
      Production Costs                   ( 92,165)             (102,878)
      Exploration Costs                      -0-                   -0-
      Depreciation, Depletion,
       Amortization and  Valuation
       Provisions                        (  4,851)             (  2,551)
                                        ---------             ---------

      Net Income(loss) before Income Tax  149,312               249,179

      Income Tax (provision) benefit         -0-                   -0-

      Producing Activities               $149,312              $249,179
                                         ========              ========

                             ENERGY PRODUCERS, INC.
                          RESERVE QUANTITY INFORMATION
                                    Unaudited

                     Years ended December 31, 2002 and 2001

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon an appraisal of the proved developed properties by Russell
K. Hall and Associates, Inc.

Such estimates are inherently imprecise and may be subject to substantial revisions.

All estimates shown in the table below are proved, developed reserves and are located within the United States.


                                              2002                2001
                                              ----                ----

                                       OIL        GAS         OIL         GAS
                                       ---        ---         ---         ---
PROVED DEVELOPED RESERVES             (bbls)                 (bbls)

Beginning of Year                     101,793     -0-       133,386       -0-
Revision in previous estimates         84,642     -0-       (17,828)      -0-
Discoveries and extension                 -0-     -0-           -0-       -0-
Purchase in place                         -0-     -0-           -0-       -0-
Production                            (10,067)    -0-       (13,765)      -0-
Sales in place                            -0-     -0-           -0-       -0-
                                     --------    ----      --------       ---
End of Year                           176,368     ---       101,793       ---
                                     ========              ========
Beginning of Year                     101,793               133,386
         End of Year                  176,368               101,793
                                     ========              ========

                             ENERGY PRODUCERS, INC.
                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                 NET CASH FLOWS AND CHANGES THEREIN RELATING TO
                           PROVED OIL AND GAS RESERVES
                                    Unaudited

                     Years ended December 31, 2002 and 2001

                                                         2002          2001
                                                         ----          ----

Future Cash Flows                                    $6,199,335      $2,224,177
Future Production and Development Costs              (1,313,942)      ( 507,990)
Future Income Tax Expenses                                  -0-             -0-
                                                     ----------      ----------
Future Net Cash Flows                                 4,885,393       1,716,187

10% Annual Discount for Estimated Timing
  of Cash Flows                                      (3,088,545)      ( 549,180)
                                                     -----------     ----------
Standardized measure of Discounted Future
  Net Cash Flows                                     $1,796,848      $1,167,007
                                                     ===========     ==========


         The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved reserves of oil. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimated only, without actual long-term production to base the production flows, and may not reflect realizable values of fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

                             ENERGY PRODUCERS, INC.
                       CHANGES IN THE STANDARDIZED MEASURE
                         OF DISCOUNTED FUTURE CASH FLOWS
                                    Unaudited

                     Years ended December 31, 2002 and 2001

                                                         2002          2001
                                                         ----          ----

Balance, Beginning of Year:                          $1,167,007      $1,732,410

Sales of Oil Produced Net of Production Costs           149,312       ( 249,179)

Net Changes in Prices and Production Costs            3,430,214       ( 607,273)

Extensions and Discoveries, less Related Costs                0               0

Purchase and Sales of Oil in Place                            0       1,171,328

Revisions of Previous Quantity Estimates                138,860      (  258,131)

Accretion of Discount                                (3,088,545)        549,180

Net Changes in Income Taxes                                   0               0
                                                     ----------      ----------

Balance, End of year                                 $1,796,848      $1,167,007
                                                     ==========      ==========

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

The directors, executive officers and significant employees of the company are as follows:

                                       POSITION
NAME                     AGE           WITH COMPANY
------                   ---           ------------
Mel Herzog                83           Chairman  and Chief Executive Officer
Dennis R. Alexander       49           President  and Director
Jay C. Wilson             73           President and Director of Producers Supply, Inc.
Larry W. Trapp            61           Chief Financial Officer, Vice President and Director
David J. Kronenberg       49           Director and Assistant Secretary
Melvena Alexander         69           Secretary
Thomas J. Richards        57           Advisory Board Member

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

Larry W. Trapp serves as CFO, Vice President, and Director since March 15, 2003, having been a Vice President, and Director of the Company since June 17, 1999 and is additionally serving as Treasurer since August 1, 2000. In September 1998 he was a founder, and from June 17, 1999 through the acquisition processes with the Company, served as Director of Energy Producers Group, Inc. From November 14, 1994 to the current Mr. Trapp has been employed as a reservation sales agent
(RSA) at Southwest Airlines. Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University. Mr. Trapp devotes currently one to two days per week to the business of the Company.

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

Melvena Alexander serves as Secretary since March 15, 2003 having been Secretary and Comptroller of the Company since May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports. From October 1998 to the present she has worked in the Department of Patient Finance at Arizona State Hospital as an Accounting Technician 11. She graduated from the Arizona State University with a B.S. in Accounting, has received a CPA Certificate, State of Arizona # 5096E. She is a member of AICPA and the American Society of Women Accountants. Mrs. Alexander devotes a minimum of 40 hours per week, and more as required, to the business of the Company.

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

Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2002, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Note: Mr. William A. Sanders, advisor of the company passed away in late January of 2003. Mr. Sanders was less than a 5% beneficial owner of the Company's common stock.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following summary Compensation Table sets fourth all cash compensation paid, distributed or accrued for services, rendered in all capacities based on agreements with consulting firms providing for the Company's Management during the fiscal years ended, December 31, 2002 and 2001. The Company presently does not retain any employees and payments are made for services as available. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.


                         Summary Compensation Table

                                  Other
Name and                          Annual
Principal Position         Year   Compensation
------------------         ----   ------------
Academy Research (1)       2002    $ 78,000
                           2001    $  3,000

Global Media Network       2002    $ 96,000
USA, Inc. (2)              2001    $ 45,001

Melvena Alexander (3)      2002    $ 60,000
Secretary                  2001    $ 13,500

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

(3) Melvena Alexander our Secretary and Comptroller provides contracted services through Melvena Alexander CPA, an entity she owns. Melvena Alexander CPA accrued $60,000 in 2002, and was paid 13,500 in fiscal year 2001 for providing the services of Melvena Alexander. (also see "Certain Relations and Related Transactions" for additional discussion on agreements with individual consulting firms).

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
S.M. Kronenberg Family
LLLP

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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of December 31, 2002. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.


Title of          Name and Address                 Beneficial           Percent
Class             Beneficial Owner                 Ownership            of Class
------            ----------------                 ----------           --------
Common            Jay C. Wilson                     1,870,335 (1)       11.09%
                  124 South First Street
                  Stephens, Arkansas 71764
Common            Larry W. Trapp                    2,620,000 (2)       15.54%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            Mel Herzog                        1,802,500 (3)       10.69%
                  P.O. Box 15666
                  Scottsdale, Arizona 85267-5666
Common            David J. Kronenberg               1,628,200 (4)       9.65%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William A. Sanders                  510,000           3.03%
                  3202 W. Bell Road Apt#1177
                  Phoenix, Arizona 85053
Common            Melvena Alexander                   790,000 (5)       4.68%
                  6564 Smoke Tree Lane
                  Scottsdale, Arizona 85253
Common            Dennis R Alexander (5)            1,512,500 (6)       8.97%
                  5423 E. Piping Rock Road
                  Scottsdale, Arizona 85254
Common            Thomas J. Richards                  980,000 (7)       5.81%
                  7944 E. Beck Lane, Suite 200
                  Scottsdale, Arizona 85260-1774
Common            William V. Harlow, Jr.               40,000           0.24%
                  119 West 15th Street
                  Amarillo, Texas 79101
Common            All Officers and Directors
                  as a Group                       11,753,535          69.70%

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

Note to J.C. Wilson Pipe and Supply, Inc. $245,000. Note was issued August 15, 1999 and accrues interest at the rate of 9.5% per annum and, with extensions is due on or before May 1, 2003.

Status: (As of March 31, 2003, a new extension is being negotiated on the terms of the note, and negotiations are underway to restructure the debt.)

Unsecured demand note payable to J.C. Wilson $ 500. Pipe and Supply, Inc.

Jay C. Wilson a President and director of Producers Supply, Inc. owns J.C. Wilson Pipe and Supply, Inc. His daughters Leanna Wilson and Lenna J. Jensen along with Juanita Whitt current manage Producers Supply, Inc. are the former owners of Producers Supply, Inc. and are shareholders of the Company. Mr. Wilson has voting power over the shares owned by Leanna Wilson, Lenna J. Jensen, and Juanita Whitt.

Note to Royal Crest, LLC originally was $342,500 issued March 31, 2001 with interest at 20% per annum. Monthly payments are interest only with full payment due on April 30, 2003.

Status:(The note is current at March 31, 2002 at a balance of $366,067)

General Terms for the new Royal Crest, LLC note; effective for the period commencing March 31, 2001; Principle amount, $342,500, secured by a deed of trust on the Young County Properties, with interest rate of 20%, payable interest only beginning April 30, 2001 and continuing, all due and payable and extended to April 30, 2003. (See also section on "Liquidity and Capital Resources")

The mother of Mr. Kronenberg owns Royal Crest LLC that he administers. Royal Crest LLC has a security interest for the note in the Young County, Texas properties owned by the Company. Mr. Kronenberg is a Director, and Assistant Secretary of the Company, who is related to Royal Crest LLC, a beneficial owner of the Company, a shareholder, and control person indirectly through DJ and SM Kronenberg Limited Liability Limited Partnership (LLLP).

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

Note to Baseline Capital, Inc. Note with original principal balance of $1,050,000 was issued September 29, 2000 and is a non-interest bearing note. Minimum monthly payments of $25,000 or 80% of net production proceeds from specified properties.

Status: (*The note is current at a balance of approximately $350,800 on March 31, 2003, *See also other discussions contained elsewhere in this document)

Baseline Capital, Inc. and Mr. Karl Reiter holds option grants for future exercises and the Young County, Texas oil properties owned by the Company, which are managed by Baseline Capital, Inc. and provide for a consulting agreement with Karl J. Reiter of Baseline Capital, Inc.

Promissory Notes payable to Larry W. Trapp, a director and shareholder of the Company. $ 14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due May 1, 2003. A second note for $22,000 was issued August 16, 2002 with interest at 12% per annum. Due May 1, 2002. The notes are both current at a total principal balance of 36,800 on March 31, 2003)

Promissory Notes Payable to Thomas J. Richards. Total for all notes owed is $114,991 and is the principal balance. Status: Notes are all current at March 31, 2003. All are due May 1, 2003 or sooner on demand. Thomas J. Richards is an advisor/Consultant and shareholder of the Company, (Please see a listing of these notes and summary terms in the Company's financial statements which are included in Part II, Item 7 of this report, a part of "Note 5 Related Party Transactions, Due to Shareholders" .

Unsecured, Demand Note Payable to Mel Herzog, Chairman, CEO, and shareholder for funds loaned to the Company. Amount: $ 27,558. (Note is current at March 31, 2003).

Unsecured, Demand Note Payable to Dennis R. Alexander, President, director and shareholder for funds loaned to the Company. Amount: $ 73,790. (Note is current at March 31, 2003).

Unsecured amounts owed to officers and Shareholders for un-reimbursed Company expenses paid by individuals: Thomas J. Richards, $61,371, Dennis R. Alexander, $22,254, Mel Herzog, $10,881, Melvena Alexander $2,465

Contracts
---------

The Company has contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows:

                                                                Paid           Accrued
                                                           ----------------  -------------
Entity                            Related Party            2002     2001     2002     2001
-------                           -------------            ----     ----     ----     ----
Academy Research                  Mel Herzog (1)           $   -0-  $ 3,000  $78,000  -0-
Global Media Network USA, Inc.    Dennis R. Alexander (2)  $16,840  $45,001  $79,160  -0-
Melvena Alexander, CPA            Melvena Alexander (3)    $   -0-  $13,500  $60,000  -0-

(1) Mel Herzog, Chairman and CEO, is a shareholder and officer of the Company.

(2) Dennis R. Alexander, President and Director, is a shareholder and officer of the Company.

(3) Melvena Alexander, Secretary and Comptroller, is a shareholder and officer of the Company.

Promissory Note for $10,000 payable to William Hirk. The note was issued January 6, 2001 with interest at 18% per annum. Due May 1, 2003. William Hirk is a Shareholder.

Note Payable in the amount of $9,729 to David J. Kronenberg. This Demand Note was issued July 6, 2002. The Note is non-interest bearing. David Kronenberg is a Director and Shareholder.

Note in the amount of $4,000Payable to Harlow Corporation. The Note was issued February 14, 2002 with interest at 12% per annum. Due May 1, 2003. The Harlow Corporation is an entity wholly-owned by William V.
Harlow, Jr., a Shareholder.

The Company issued 10,000 shares of restricted common stock in September 2000 to William V. Harlow Jr. in exchange for a letter of intent to purchase his business. Mr. Harlow is a past member of our advisory board, and a shareholder.

(*)The Company issued 105,000 shares of its common restricted stock in January 2001 to the following:

Name                   Date       Share Amt.   Purpose/in consideration of   Estimated Value
----                   ----       ----------   --------------------------   ---------------
Troy Rogers (1)        9/27/00    10,000       for a first right to purchase
                                               Young County Texas oil
                                               properties-leases.            $1,260
Michael Trapp (2)      9/27/00    15,000       making a 15,000 loan          $1,890
Thomas J. Richards (3) 9/27/00    30,000       making a 30,000 loan          $3,780
Scott Gardner (4)      9/27/00    30,000       making a 30,000 loan          $3,780
Scott Gardner (4)      1/18/01    20,000       making a 20,000 loan          $2,520

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

Name                       Date     Share Amt.  Purpose/inconsideration of    Estimated Value
---------------            ----     ----------  ---------------------------   ---------------
Scott Gardner (5)          10/01/01 150,000     full payment of $20,000 loan   $20,000
Michael A. Herzog (6)      10/01/01  25,000     full payment of $5,000 loan     $5,000
William V. Harlow Jr. (7)  10/01/01  10,000     extensions on Letters of Intent $1,250
                                                (Harlow Corporation)
Bud Hirk (8)               10/01/01  10,000     extension on $10,000 loan       $1,250
Bennett Family Trust (9)   10/01/01 100,000     making a $50,000 loan           $6,250
Blume Law Firm(10)         10/01/01  25,000     extensions granted on           $3,150
                                                bill payment
Blume Law Firm(10)         12/28/01  25,000     $500 bill reduction/extension     $500
Garrett S. Lipski(11)      12/23/01  50,000     $10,000 restricted stock       $10,000
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

(7) Mr. Harlow is a former member of our advisory board, and a shareholder.

(8) Bud Hirk is not an affiliate, director, or officer of the Company.

(9) Bennett Family Trust is not an affiliate, director, or officer of the Company.

(10) Blume Law Firm is the Company's corporate securities counsel.

(11) Garrett S. Lipski is not an affiliate, director, or officer of the Company.

(12) Mr. Kronenberg administers Royal Crest LLC, which is owned by his mother. Mr. Kronenberg is a director/assistant secretary of the Company, related to Royal Crest LLC, a beneficial owner and shareholder of the Company, and a control person indirectly through, DJ and SM Kronenberg Limited Liability Limited Partnership (LLLP).

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

(14) Mr. Harlow is a former member of our advisory board, and a shareholder.

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

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.


The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.


The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                             ENERGY PRODUCERS, INC.
                                             (Registrant)

                                       By:   /s/ Mel Herzog
                                             --------------
                                             Mel Herzog
                                             Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mel Herzog                                              April 14, 2003
--------------
Mel Herzog,  Chairman and CEO

/s/ Dennis R. Alexander                                     April 14, 2003
-----------------------
Dennis R. Alexander, Director/President

/s/ Larry W. Trapp                                          April 14, 2003
------------------
Larry W. Trapp,  Director/Vice President/Treasurer

/s/ David J. Kronenberg                                     April 14, 2003
-----------------------
David J. Kronenberg, Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mel Herzog, Chairman and CEO of Energy Producers, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Energy Producers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Mel Herzog
-------------
Mel Herzog
Date: April 14, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Larry W. Trapp, CFO of Energy Producers, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Energy Producers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Larry W. Trapp
------------------
Larry W. Trapp
Date: April 14, 2002