Form 10QSB
period 2003-03-31
ENERGY PRODUCERS INC
filed 2003-05-12
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934.

                  For the quarterly period ended March 31, 2003

                         Commission File Number: 0-32507


                             Energy Producers, Inc.
             (Exact name of registrant as specified in its charter.)

                Nevada                                       8-0345961
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       identification No.)

    7944 E. Beck Lane, Suite 200
        Scottsdale, Arizona                                 85260-1774
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

            13,217,812 Shares of common stock issued and outstanding.

                              ENERGY PRODUCERS, INC
                            (formerly Sterling Market
                                Positions, Inc.)
                                     10-QSB
                                 March 31, 2003

                                Table of Contents
                                -----------------

         PART 1: FINANCIAL INFORMATION
         -----------------------------

         Item 1. Financial Statements

         Balance Sheets-Assets.........................................3

         Balance Sheets -Liabilities and Stockholders' Equity.. .......4

         Statements of Operations......................................5

         Statement of Stockholders' Equity.............................6-7

         Statement of Cash Flows.......................................8

         Notes to Consolidated Financial Statements....................9

         Item 2. Management's Discussion and Analysis
                 or Plan of Operation.................................10

         Item 3. Controls And Procedures..............................11


         PART II: OTHER INFORMATION
         -------------------------

         Item 1 - Legal Proceedings....................................12

         Item 2 - Changes in Securities................................12

         Item 3 - Defaults upon Senior Securities......................12

         Item 4 - Submission of Matters to a Vote of Security Holders..12

         Item 5 - Other Information....................................12

         Item 6 - Exhibits and Reports on Form 8-K.....................12

         Signature.....................................................13

         Certifications................................................14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,   December 31,
                                                         2003         2002
                                                      ---------   ------------
                                                     (Unaudited)
Current Assets
Cash                                                 $  46,939      $  19,143
Accounts receivable                                     25,081         19,706
Inventory                                               50,507         50,507
Notes and other receivables                              2,500          2,500
Prepaid expenses                                        15,837         13,837
                                                       -------       --------

         Total Current Assets                          140,864        105,693
                                                      --------       --------

Property and Equipment:
Land                                                     9,000          9,000
Buildings/Improvements                                  47,184         47,184
Equipment                                               98,571         98,571
  Less:  accumulated depreciation                     (109,161)       (108,672)
                                                       -------         -------
     Net Property and Equipment                         45,594          46,083
                                                       -------         -------

Oil and Gas Leases                                   1,215,809      1,215,809
  Less:  accumulated amortization                   (    5,503)    (    4,851)
                                                     ---------     ----------
                                                     1,210,306      1,210,958
                                                     ---------      ---------

Total Net Properties and Equipment                   1,255,900      1,257,041
                                                     ---------      ---------

         Total Assets                               $1,396,764     $1,362,734
                                                    ==========     ==========



See accompanying notes

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,   December 31,
                                                         2003         2002
                                                      ---------   ------------
                                                    (Unaudited)
Current Liabilities
Accounts payable                                      $ 48,730       $ 50,346
Taxes payable                                              230            498
Notes payable                                          138,287        326,413
Accrued interest                                        99,266        177,891
                                                      --------       --------

   Total Current Liabilities                           286,513        555,148
                                                      --------       --------

Long-term Liabilities
Notes payable                                          305,100        169,032
Due to shareholders                                  1,440,252      1,202,819
                                                     ---------      ---------

   Total Long-term Liabilities                       1,745,352      1,371,851
                                                     ---------      ---------

         Total Liabilities                           2,031,865      1,926,999
                                                     ---------      ---------

Stockholders' Equity:
Common stock:
 Authorized 200,000,000 shares at $0.001
 par value. Issued and outstanding at
 March 31, 2003, 13,217,812; and 12,017,812
 at December 31, 2002                                   13,218         12,018

Preferred stock:
 Authorized 50,000,000
 shares at $0.001 par value.
 Issued and outstanding:  None.

Paid in capital                                        724,439        707,039
Accumulated deficit                                 (1,372,758)    (1,283,322)
                                                     ---------      ---------

         Total Stockholders' Equity                 (  635,102)    (  564,265)
                                                     ---------      ---------
         Total Liabilities and
          Stockholders' Equity                      $1,396,764     $1,362,734
                                                    ==========     ==========


See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                      ------------------------
                                                      March 31,      March 31,
                                                        2003           2002
                                                      ---------      ---------
Revenues:
 Oil Revenues                                         $ 81,729       $ 57,802
 Cost of Sales                                        ( 22,651)      ( 22,268)
                                                       -------        -------
  Net Oil Revenues                                      59,078         35,534
                                                       -------        -------

Subsidiary Sales                                         6,272          3,083
 Cost of Goods Sold                                   (  1,741)      (  1,524)
                                                       -------        -------
  Net Subsidiary Sales                                   4,531          1,559
                                                       -------        -------

Total Net Revenues                                      63,609         37,093
                                                       -------        -------

Operating Expenses:
 Depreciation and Amortization                        (  1,141)      (    933)
 Selling, General and Administrative                  (118,072)      ( 90,921)
                                                       -------        -------

  Total Operating Expenses                            (119,213)      ( 91,854)
                                                       -------        -------

  Gain (Loss) from operations                         ( 55,604)      ( 54,761)
                                                       -------        -------

Other Income (Expense):
 Sale of Assets                                            -0-          5,500
 Provision for federal income tax                          -0-            -0-
 Interest expense                                     ( 33,833)      ( 28,224)
                                                       -------        -------

  Total Other Income (Expense)                        ( 33,833)      ( 22,724)
                                                       -------        -------

Income (Loss) before provision for
  income taxes                                        ( 89,437)      ( 77,485)
Provision for income taxes                                 -0-            -0-
                                                       -------        -------

Net Income (Loss)                                    $( 89,437)     $( 77,485)
                                                    ==========      =========

Number of Outstanding Shares                        13,217,812     11,791,812

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
           From October 4, 1995 (date of inception) to March 31, 2003

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

(continued on following page)

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY, continued
           From October 4, 1995 (date of inception) to March 31, 2003

                                       Common Stock        Paid in   Accumulated
                                     Shares      Amount    Capital     Deficit       Totals
                                    ---------   --------   -------   -----------     ------
Balance December 31, 2001          11,741,812    11,742    684,795      (779,997)   (83,460)
Stock issued as consideration
 for loans and other services         276,000       276     22,244                   22,520
Net(loss) for year 2002                                                 (503,325)  (503,325)
                                    ---------   --------   -------   -----------   --------
Balance December 31, 2002          12,017,812    12,018    707,039    (1,283,322)  (564,265)

Stock issued as consideration
 for loans and other services       1,200,000     1,200     17,400                   18,600
Net loss for the quarter
 Ended March 31, 2003                                                 (   89,437)  ( 89,437)
                                    ---------   --------   -------   -----------   --------
Balance March 31, 2003 (Unaudited) 13,217,812    13,218    724,439    (1,372,758)  (635,102)
                                   ==========   =======    =======   ===========   ========

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                      ------------------------
                                                      March 31,      March 31,
                                                        2003           2002
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                    $( 89,437)    $ ( 77,485)
Non-cash adjustments to reconcile net income
to Net cash provided by operating activities:
 Depreciation and amortization                           1,141            933
 Accumulated depreciation reduction
  in connection with disposal                                -       (  5,500)
Change in assets and liabilities:
(Increase)decrease  in accounts receivable            (  5,375)      ( 10,663)
(Increase)decrease  in inventory                             -              -
 Increase(decrease) in accounts payable               (  1,883)      (  4,239)
 Increase(decrease) in accrued expenses               ( 80,625)         8,992
                                                      --------      ---------
Net cash provided(used) by operating activities       (176,179)      ( 87,962)
                                                      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)decrease in notes receivable                       -              -
 Proceeds from sale (cost) of equipment                      -          5,500
 Purchase of oil properties                                  -              -
                                                                            -
Net cash provided(used)by investing activities             -0-          5,500

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                 -         83,000
 Repayment of notes payable                           ( 52,058)      (205,858)
 Increase in shareholder notes payable                 237,433        183,399
 Stock issued                                            1,200             50
 Contributed capital                                    17,400          9,950
                                                      --------        -------
Net cash provided(used) by financing activities        203,975       ( 70,541)
                                                      --------        -------

NET INCREASE (DECREASE) IN CASH                         27,796       ( 11,921)

CASH BALANCE BEGINNING OF PERIOD                     $  19,143       $ 24,803
                                                     --------         -------

CASH BALANCE END OF PERIOD                           $  46,939       $ 12,882
                                                      ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
 Interest                                               33,833         28,224
 Income taxes                                              -0-            -0-

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       First Quarter ended March 31, 2003
                                   (Unaudited)

NOTE 1 -UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month period ended March 31, 2003 and March 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings (loss) per common shares are based on the weighted average number of shares outstanding during the period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-SB as amended. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others
(i)  expected  changes  in  the  Company's  revenues  and  profitability,   (ii)
prospective business opportunities and (iii) the Company's strategy for financing its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward- looking statements whether as a result of new information, future events, or otherwise.

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

Results of Operations

Total revenues for the first three-month period ended March 31, 2003 increased 31% to $88,001 at March 31, 2003 as compared to $60,885 for the three-month period ended March 31, 2002. The increase in revenue during the first three month period ended March 31, 2003 was due primarily to the continuing effect of increased oil prices and retail sales from the Company's inventory and supply segment operations. Production and sale of oil was 2,488 barrels in the first quarter 2003 declining 11% from 2,810 barrels produced and sold in the first quarter 2002.

Costs of operations at the end of the first quarter, 2003 increased 3% to $24,392 compared with $23,792 for the quarterly period ended March 31, 2002 due to the cost of operating the oil leases.

General and administrative expenses first quarter 2003 increased 29% to $119,213 compared with $91,854 for the first quarter ended March 31, 2002. These increases were due to increases in consulting, management and legal fees.

The Company's net loss for the first quarter 2003 was ($88,437) compared to a net loss of ($77,485) at March 31, 2002 due to increased operating costs.

Liquidity and Capital Resources

During the first three-months of 2003, cash used in operating activities was $176,179 and investing activities provided no cash. Financing activities provided $203,975 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations. There is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

The monthly cost requirement to service existing contract debt is $36,302.00 and is expected to remain steady for the next 12 months. Extensions and roll over of existing loans will allow us to maintain this level of expense and remain current on all existing loans.

The Company will require an additional $50,000 monthly for General and Administrative expenses. Currently, Company Management and Directors have provided these expenses. Although the Company believes that Management will continue to assist in providing funds, there can be no firm assurance that they will continue to do so in the long term.

The Company anticipates that it will be able to either develop its existing property or acquire additional oil properties to provide increased cash flow by debt or equity in the third to fourth quarter of operations. This additional cash flow should allow the Company to cover its existing shortfalls.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not involved in litigation that would have a material effect on the operations of the Company.

Item 2 - Changes in Securities

On March 19, 2003, the Board of Directors of the Company approved by majority vote the filing of a Form S-8 Registration Statement for certain consultants which was filed with the Commission March 25, 2003.

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.    Description
----------     -----------

99.1           CEO Certification Pursuant to the Sarbanes-Oxley Act
99.2           CFO Certification Pursuant to the Sarbanes-Oxley Act

     (b) The registrant did not file any reports on Form 8-K during first quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENERGY PRODUCERS, INC.


                                          /s/ Mel Herzog
                                          -----------------------
                                      By:     Mel Herzog
                                      Title:  Chairman and CEO

Date:  May 12, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Mel Herzog, Chairman and CEO of Energy Producers, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energy Producers, Inc.;

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

/s/Mel Herzog
-------------
Mel Herzog
Chief Executive Officer
Date: May 12, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Larry W. Trapp, CFO of Energy Producers, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energy Producers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

/s/ Larry W. Trapp
------------------
Larry W. Trapp
Chief Financial Officer
Date: May 12, 2002