Form 10QSB
period 2003-06-30
ENERGY PRODUCERS INC
filed 2003-08-07
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003

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

        13,827,812  Shares of common stock issued and outstanding.

                              ENERGY PRODUCERS, INC
                            (formerly Sterling Market
                                Positions, Inc.)
                                     10-QSB
                                  June 30, 2003

                                Table of Contents
                                -----------------

PART 1: FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

Balance Sheets - Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheets - Liabilities and Stockholders' Equity  . . . . . . . . . . . 4

Statement of Operations-six months . . . . . . . . . . . . . . . . . . . . . 5
                       -three months . . . . . . . . . . . . . . . . . . . . 6

Statement of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . .7-8

Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .10

Item 2. Management's Discussion and Analysis
        or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . .13

PART II: OTHER INFORMATION
--------------------------

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .13

Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . .14

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . .14

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .14

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                 BALANCE SHEETS

                    As of June 30, 2003 and December 31, 2002

                                     ASSETS

                                                     June 30,      December 31,
                                                      2003            2002
                                                  -----------      ------------
                                                  (Unaudited)
Current Assets
Cash                                              $   27,418       $   19,143
Accounts receivable                                   18,361           19,706
Inventory                                             51,825           50,507
Notes and other receivables                            2,500            2,500
Prepaid expenses                                      20,237           13,837
                                                   ---------        ---------

         Total Current Assets                        120,341          105,693
                                                   ---------        ---------

Property and Equipment:
Land                                                   9,000            9,000
Buildings/Improvements                                47,184           47,184
Equipment                                             98,571           98,571
  Less:  accumulated depreciation                   (109,539)        (108,672)
                                                   ---------        ---------
     Net Property and Equipment                       45,216           46,083
                                                   ---------        ---------

Oil and Gas Leases                                 1,215,809        1,215,809
  Less:  accumulated amortization                   (  6,131)        (  4,851)
                                                   ---------       ----------
                                                   1,209,678        1,210,958
                                                   ---------        ---------

Total Net Properties and Equipment                 1,254,894        1,257,041
                                                   ---------        ---------

         Total Assets                             $1,375,235       $1,362,734
                                                  ==========       ==========



See accompanying notes

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,      December 31,
                                                      2003            2002
                                                  -----------      ------------
                                                  (Unaudited)
Current Liabilities
Accounts payable                                  $   45,268       $   50,346
Taxes payable                                              0              498
Notes payable                                        355,467          326,413
Accrued interest                                     246,171          177,891
                                                   ---------        ---------

   Total Current Liabilities                         646,906          555,148
                                                   ---------        ---------

Long-term Liabilities
Notes payable                                         10,478          169,032
Due to shareholders                                1,289,003        1,202,819
                                                   ---------        ---------

   Total Long-term Liabilities                     1,299,481        1,371,851
                                                   ---------        ---------

         Total Liabilities                         1,946,387        1,926,999
                                                   ---------        ---------

Stockholders' Equity:
Common stock:
 Authorized 200,000,000
 shares at $0.001 par value.
 Issued and outstanding at
 June 30, 2003 13,827,812;
 and 12,017,812 at December 31, 2002                  13,828           12,018

Preferred stock:
 Authorized 50,000,000
 shares at $0.001 par value.
 Issued and outstanding:  None.
Paid in capital                                      758,229          707,039
Accumulated deficit                               (1,343,209)      (1,283,322)
                                                   ---------        ---------

         Total Stockholders' Equity               (  571,152)      (  564,265)
                                                  ---------         ---------
         Total Liabilities and
          Stockholders' Equity                    $1,375,235       $1,362,734
                                                  ==========       ==========

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       Six Months Ended
                                                   --------------------------
                                                    June 30,         June 30,
                                                      2003            2002
                                                   ---------        ---------
Revenues:
 Oil Revenues                                     $  148,042       $  127,458
 Cost of Sales                                      ( 41,008)        ( 31,460)
                                                   ---------        ---------
  Net Oil Revenues                                   107,034           95,998
                                                   ---------        ---------

     Subsidiary Sales                                 11,160           11,280
 Cost of Goods Sold                                 (  1,888)        (  3,719)
                                                   ---------        ---------
  Net Subsidiary Sales                                 9,272            7,561
                                                   ---------        ---------

Total Net Revenues                                   116,306          103,559
                                                   ---------        ---------
Operating Expenses:
 Depreciation and Amortization                      (  2,147)        (  1,714)
 Selling, General and Administrative                (243,211)        (184,213)
                                                   ---------        ---------

  Total Operating Expenses                          (245,358)        (185,927)
                                                   ---------        ---------

  Gain (Loss) from operations                       (129,052)        ( 82,368)
                                                   ---------        ---------

Other Income (Expense):
 Forgiveness of debt                                 147,975            -0-
 Sale of Assets                                        -0-              5,500
 Provision for federal income tax                      -0-              -0-
 Interest expense                                   ( 78,811)        ( 62,902)
                                                   ---------        ---------

  Total Other Income (Expense)                        69,164         ( 57,402)
                                                   ---------        ---------
Income (Loss) before provision for
  income taxes                                      ( 59,888)        (139,770)
Provision for income taxes                             -0-              -0-
                                                   ---------        ---------

Net Income (Loss)                                 $ ( 59,888)      $ (139,770)
                                                   =========        =========

Number of Outstanding Shares                      13,827,812       11,957,812

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                   --------------------------
                                                    June 30,         June 30,
                                                      2003            2002
                                                   ---------        ---------
Revenues:
 Oil Revenues                                     $   66,313       $   69,656
 Cost of Sales                                      ( 18,357)        (  9,192)
                                                   ---------        ---------
  Net Oil Revenues                                    47,956           60,464
                                                   ---------        ---------

     Subsidiary Sales                                  4,888            8,197
 Cost of Goods Sold                                 (    147)        (  2,195)
                                                   ---------        ---------
  Net Subsidiary Sales                                 4,741            6,002
                                                   ---------        ---------

Total Net Revenues                                    52,697           66,466
                                                   ---------        ---------

Operating Expenses:
 Depreciation and Amortization                      (  1,006)        (    781)
 Selling, General and Administrative                (125,139)          93,292)
                                                   ---------        ---------

  Total Operating Expenses                          (126,145)          94,073)
                                                   ---------        ---------

  Gain (Loss) from operations                       ( 73,448)        ( 27,607)
                                                   ---------        ---------

Other Income (Expense):
 Forgiveness of debt                                 147,975             -0-
 Provision for federal income tax                      -0-               -0-
 Interest expense                                   ( 44,978)        ( 34,678)
                                                   ---------        ---------

  Total Other Income (Expense)                       102,997         ( 34,678)
                                                   ---------        ---------

Income (Loss) before provision for
  income taxes                                        29,549         ( 62,285)
Provision for income taxes                             -0-              -0-
                                                   ---------        ---------

Net Income (Loss)                                 $   29,549       $ ( 62,285)
                                                   =========        =========

Number of Outstanding Shares                      13,827,812       11,957,812

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            From October 4, 1995 (date of inception) to June 30, 2003

                                       Common Stock       Paid in    Accumulated
                                     Shares     Amount    Capital       Deficit      Totals
                                   ----------   ------    -------    -----------    --------
Shares issued at inception
   to initial shareholders          1,250,000    1,250                                 1,250
Capital contributed by S/H                                 71,920                     71,920
Net(loss) for year 1995                                               (   31,096)   ( 31,096)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 1995           1,250,000    1,250     71,920     (   31,096)   ( 42,074)

Capital contributed by S/H                                290,087                    290,087
Net(loss) for year 1996                                                ( 332,088)   (332,088)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 1996           1,250,000   1,250     362,007      ( 363,184)         73

Capital contributed by S/H                                 51,046                     51,046
Net(loss) for year 1997                                                 ( 51,046)   ( 51,046)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 1997           1,250,000    1,250    413,053       (414,230)         73

Capital contributed by S/H                                 71,913                     71,913
Net(loss) for year 1998                                                 ( 71,986)    (71,986)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 1998           1,250,000    1,250    484,966      ( 486,216)          0

Stock surrendered by S/H
 and retired to treasury            ( 189,023)  (  189)       189                          0
Issuance of stock for
 reverse acquisition of
 Energy Producers Group, Inc.       9,820,835    9,821    114,108                    123,929
Capital contributed by S/H                                 27,325                     27,325
Net(loss) for the year 1999                                            ( 330,323)   (330,323)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 1999          10,881,912   10,882    626,588      ( 816,539)   (179,069)

Stock issued as consideration
 for loans and other services          10,000       10      1,240                      1,250
Net gain for year 2000                                                    44,817      44,817
                                   ----------   ------    -------    -----------    --------
Balance December 31, 2000          10,891,812   10,892    627,828       (771,722)   (133,002)

Capital contributed by S/H            105,000      105     13,125                     13,230
Stock issued as consideration
 for loans and other services         745,000      745     43,842                     44,587
Net(loss) for year 2001                                                  ( 8,275)     (8,275)
                                   ----------   ------    -------    -----------    --------
Balance December 31, 2001          11,741,812   11,742    684,795       (779,997)    (83,460)


(table continued on following page)

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, Continued
            From October 4, 1995 (date of inception) to June 30, 2003

                                       Common Stock       Paid in    Accumulated
                                     Shares     Amount    Capital       Deficit        Totals
                                   ----------   ------    -------    -----------      --------
Balance December 31, 2001          11,741,812   11,742    684,795       (779,997)      (83,460)
Stock issued as consideration
 for loans and other services         276,000      276     22,244                       22,520
Net(loss) for year 2002                                                 (503,325)     (503,325)
                                   ----------   ------    -------    -----------      --------
Balance December 31, 2002          12,017,812   12,018    707,039     (1,283,322)     (564,265)

Stock issued as consideration
 for loans and other services       1,810,000    1,810     51,190                       53,000
Net loss for the six months
 ended June 30, 2003                                                  (   59,887)     ( 59,887)
                                   ----------   ------    -------    -----------      --------
Balance June 30, 2003              13,827,812   13,828    758,229     (1,343,209)     (571,152)
     (Unaudited)                   ==========   ======    =======    ===========     =========







See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                   --------------------------
                                                    June 30,         June 30,
                                                      2003            2002
                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                 $ ( 59,887)      $ (139,770)
Non-cash adjustments to reconcile net income
to Net cash provided by operating activities:
 Depreciation and amortization                         2,147            1,714
 Accumulated depreciation reduction
  in connection with disposal                              -         (  5,500)
Change in assets and liabilities:
(Increase)decrease in accounts receivable              1,345         (  9,867)
(Increase)decrease in prepaid expenses              (  6,400)        (  4,500)
(Increase)decrease  in inventory                    (  1,318)           -0-
 Increase(decrease) in accounts payable             (  5,575)        (  5,334)
 Increase(decrease) in accrued expenses               68,280           14,631
                                                   ---------        ---------
Net cash provided(used) by operating activities     (  1,408)        (148,626)
                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)decrease in notes receivable                     -                -
 Proceeds from sale (cost) of equipment                    -            5,500
 Purchase of oil properties
                                                   ---------        ---------
Net cash provided(used)by investing activities           -0-            5,500
                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                               -           16,713
 Repayment of notes payable                         (129,501)        (210,857)
 Increase in shareholder notes payable`               86,184          322,191
 Stock issued                                          1,810              216
 Contributed capital                                  51,190           13,104
                                                   ---------        ---------
Net cash provided(used) by financing activities        9,683          141,367
                                                   ---------        ---------

NET INCREASE (DECREASE) IN CASH                        8,275         (  1,759)

CASH BALANCE BEGINNING OF PERIOD                  $   19,143       $   24,803
                                                   ---------        ---------

CASH BALANCE END OF PERIOD                        $   27,418        $  23,044
                                                   =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
 Interest                                             78,811           62,902
 Income taxes                                          -0-              -0-

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended June 30, 2003
                                   (Unaudited)

NOTE 1 -UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002.

     (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the six month period ended June 30, 2003 and June 30, 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Results of Operations

Total revenue for the second quarter decreased 8.6% from $77,853 in 2002 to $71,201 in 2003. For the six-month period revenues increased 15% from $138,738 to $159,202 in 2002 and 2003 respectively. The increase in revenue for the six-month period in 2003 was due to increased oil prices over the 2002 six-month period. Production and sale of oil was 4,803 barrels in the first six-month of 2003, declining 15% from 5,624 barrels produced and sold in the first six months of 2002.

Cost of operations increased from $11,387 to $18,504 for the quarter and increased from $35,179 to $42,896 for the six-month period primarily due to increased costs of operating the oil leases, and down time for the well repairs and maintenance.

General and administrative expenses increased from $93,292 to $125,139 for the quarter and increased from $184,213 to $243,211 for the six-month period.

The Company had a net gain of $29,549 for the second quarter of 2003 compared to a net loss of $(62,285) for same period in 2002. For the six-month period in 2003 the Company had a loss of $(59,888) compared to a net loss of $(139,770) for the same six-month period in 2002.

Liquidity and Capital Resources

During the first six-months of 2003, cash used in operating activities was $1,403 and investing activities provided no cash. Financing activities provided $9,678 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations. There is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

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


ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in litigation that would have a material effect on the operations of the Company.

ITEM 2 - CHANGES IN SECURITIES

On May 23, 2003, the Board of Directors of the Company approved by a majority vote the filing of a Form S-8 Registration Statement for a stock incentive plan, which was filed with the Commission May 29, 2003.

(*)The Company issued or subscribed for issuance 210,000 shares of its common restricted to the following persons. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                              Fair Market
                                         Share        Type of                  Value of
Name                            Date     Amount    Consideration             Consideration
----                            ----     ------    -------------             -------------
JR Brady (1)                    5/05/03  10,000    Stock in exchange for a   $  4,400.00
7501 El Verano Drive                               first right and letter
Bakersfield CA 93309                               of intent to purchase
                                                   business/Comanche
                                                   Point oil field.

Texas Vanguard Oil Company(1)   5/30/03  17,910    Stock as additional       $    895.50
9811 Anderson Mill Road                            consideration for loans
Austin, Texas 78750                                and other services

Karl J. Reiter (1)              5/30/03  20,896    Stock as additional       $  1,044.80
508 W. Wall, Suite 775                             consideration for loans
Midland, Texas 79101                               and other services

Black Family Partnership (1)    5/30/03  35,821    Stock as additional       $  1,791.05
P. O. Box 50820                                    consideration for loans
Midland, Texas 79710                               and other services

TMP Companies, Inc. (1)         5/30/03  17,910    Stock as additional       $    895.50
P. O. Box 3872                                     consideration for loans
Midland, Texas 79702                               and other services

Hillburn Living Trust (1)       5/30/03  35,821    Stock as additional       $  1,791.05
401 W. Texas, Suite 407                            consideration for loans
Midland, Texas 79701                               and other services

Tejon Exploration Company (1)   5/30/03  71,642    Stock as additional       $  3,582.10
400 Pine, Suite 900                                consideration for loans
Abilene, Texas 79601                               and other services

----------------
(*) $10,000.00 of the $14,400.00 financing proceeds in the immediately preceding table were used primarily for an extension granted on the Company's loan and note agreement with Baseline Capital, Inc, and the balance of $4,400.00 for a letter of intent and first right of refusal to acquire the stock and or assets of Comanche Point Production Company/Comanche Point oil field located in Bakersfield, California.

(1) The persons listed in the immediately preceding table are not affiliates, directors, or officers of the Company.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's major stockholders representing approximately 59.79% of the then 13,217,812 issued and outstanding shares of the Company's $.001 par value common stock voted for management's nominees for election as Directors and the ratification of the appointment of Henry C. Schiffer, CPA, an Accountancy Corporation, as the Company's independent certified public accountants for the fiscal year ending December 31, 2003. The Company received the executed Written Consent from a majority of stockholders, effective on April 23, 2003. This information was a part of the information contained in the Company's Definitive 14C information statement filed with the Commission on May 5, 2003.

The Company's major stockholders representing approximately 56.44% majority vote of the then 13,227,812 issued and outstanding shares of the Company's $.001 par value common stock voted, approved and confirmed the Board of Directors majority vote regarding the filing of the Form S-8 Registration Statement for a stock incentive plan, which was filed with the Commission of May 29, 2003. The Company received the executed written Consent from a majority of Stockholders, effective on June 4, 2003.

ITEM 5 - OTHER INFORMATION:

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.    Description
-----------    -----------

31.1           CEO Certification Pursuant to Section 302
31.2           CFO Certification Pursuant to Section 302
32.1           CEO Certification Pursuant to Section 906
32.2           CFO Certification Pursuant to Section 906


(b) The registrant did not file any reports on Form 8-K during second quarter ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENERGY PRODUCERS, INC.


                                          /s/ Mel Herzog
                                          -----------------------
                                          By:     Mel Herzog
                                          Title:  Chairman and CEO
Date:  August 7, 2003