Form 10QSB
period 2003-09-30
ENERGY PRODUCERS INC
filed 2003-11-13
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

        QuarterlyReport Pursuant to Section 13 or 15(d) of the Securities
                            and Exchange Act of 1934.

                For the quarterly period ended September 30, 2003

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

    7944 E. Beck Lane, Suite 140
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

            16,156,352 Shares of common stock issued and outstanding.

                              ENERGY PRODUCERS, INC
                            (formerly Sterling Market
                                Positions, Inc.)
                                     10-QSB
                               September 30, 2003

                                Table of Contents
                                -----------------

PART 1: FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

Balance Sheets - Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheets - Liabilities and Stockholders' Equity  . . . . . . . . . . . 4

Statement of Operations-nine months . . . . . . . . . . . . . . . . . . . . .5
                       -three months . . . . . . . . . . . . . . . . . . . . 6

Statement of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . .7-8

Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .10

Item 2. Management's Discussion and Analysis
        or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . .12

PART II: OTHER INFORMATION
--------------------------

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .13

Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . .13

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . .13

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .14

         Certifications

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                 BALANCE SHEETS

                 As of September 30, 2003 and December 31, 2002


                                     ASSETS

                                            September 30,           December 31,
                                                 2003                  2002
                                            ------------            -----------
                                            (Unaudited)
Current Assets
Cash                                        $     22,453            $    19,143
Accounts receivable                               25,404                 19,706
Inventory                                         54,714                 50,507
Notes and other receivables                          500                  2,500
Prepaid expenses                                  20,237                 13,837
                                            ------------            -----------

         Total Current Assets                    123,308                105,693
                                            ------------            -----------

Property and Equipment:
Land                                               9,000                  9,000
Buildings/Improvements                            47,184                 47,184
Equipment                                         98,571                 98,571
  Less:  accumulated depreciation               (109,250)              (108,672)
                                            ------------            -----------
     Net Property and Equipment                   45,505                 46,083
                                            ------------            -----------

Oil and Gas Leases                             1,215,809              1,215,809
  Less:  accumulated amortization             (    7,029)            (    4,851)
                                            ------------            -----------
                                               1,208,780              1,210,958
                                            ------------            -----------

Total Net Properties and Equipment             1,254,285              1,257,041
                                            ------------            -----------

         Total Assets                       $  1,377,593            $ 1,362,734
                                            ============            ===========


See accompanying notes

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,           December 31,
                                                 2003                  2002
                                            ------------            -----------
                                            (Unaudited)
Current Liabilities
Accounts payable                            $     46,732            $    50,346
Taxes payable                                        451                    498
Notes payable                                    291,297                326,413
Accrued interest                                 281,004                177,891
                                            ------------            -----------

   Total Current Liabilities                     619,484                555,148
                                            ------------            -----------

Long-term Liabilities
Notes payable                                     10,478                169,032
Due to shareholders                            1,388,093              1,202,819
                                            ------------            -----------

   Total Long-term Liabilities                 1,398,571              1,371,851
                                            ------------            -----------

         Total Liabilities                     2,018,055              1,926,999
                                            ------------            -----------

Stockholders' Equity:
Common stock:
 Authorized 200,000,000
 shares at $0.001 par value.
 Issued and outstanding at
 September 30,2003 16,156,352;
 and 12,017,812 at December 31, 2002              16,157                 12,018

Preferred stock:
 Authorized 50,000,000
 shares at $0.001 par value.
 Issued and outstanding:  None.

Paid in capital                                  874,337                707,039
Accumulated deficit                           (1,530,956)            (1,283,322)
                                            ------------            -----------

         Total Stockholders' Equity           (  640,462)            (  564,265)
                                            ------------            -----------
         Total Liabilities and
          Stockholders' Equity              $  1,377,593            $ 1,362,734
                                            ============            ===========


See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                                                    Nine Months Ended
                                               -------------------------------
                                               Sept 30,               Sept 30,
                                                 2003                   2002
                                             -----------             ----------
Revenues:
 Oil Revenues                                $  208,305              $  193,446
 Cost of Sales                                 ( 47,750)               ( 45,692)
                                             -----------             ----------
  Net Oil Revenues                              160,555                 147,754
                                             -----------             ----------

     Subsidiary Sales                            17,494                  18,345
 Cost of Goods Sold                            (  1,888)               (  4,476)
                                             -----------             ----------
  Net Subsidiary Sales                           15,606                  13,869
                                             -----------             ----------

Total Net Revenues                              176,161                 161,623
                                             -----------             ----------

Operating Expenses:
 Depreciation and Amortization                 (  2,757)               (  2,580)
 Selling, General and Administrative           (454,066)               (443,419)
                                             -----------             ----------

  Total Operating Expenses                     (456,823)               (445,999)
                                             -----------             ----------

  Gain (Loss) from operations                  (280,662)               (284,376)
                                             -----------             ----------
Other Income (Expense):
 Forgiveness of debt                            147,975                    -0-
 Sale of Assets                                    -0-                    5,500
 Provision for federal income tax                  -0-                     -0-
 Interest expense                              (114,949)               (100,386)
                                             -----------             ---------
  Total Other Income (Expense)                   33,026                ( 94,886)
                                             -----------             ----------
Income (Loss) before provision for
  income taxes                                 (247,636)               (379,262)
Provision for income taxes                         -0-                    -0-
                                             -----------             ----------

Net Income (Loss)                            $ (247,636)             $ (379,262)
                                             ==========              ==========

Number of Outstanding Shares                 16,156,352              12,057,812

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                             STATEMENT OF OPERATIONS

                                                    Three Months Ended
                                               -------------------------------
                                               Sept 30,               Sept 30,
                                                 2003                   2002
                                             ----------              ----------
Revenues:
 Oil Revenues                                $   60,263              $   65,988
 Cost of Sales                                 (  6,742)               ( 14,232)
                                             ----------              ----------
  Net Oil Revenues                               53,521                  51,756
                                             ----------              ----------

     Subsidiary Sales
                                                  6,334                   7,065
 Cost of Goods Sold                              -0-                   (    757)
                                             ----------              ----------
  Net Subsidiary Sales                            6,334                   6,308
                                             ----------              ----------

Total Net Revenues                               59,855                  58,064
                                             ----------              ----------
Operating Expenses:
 Depreciation and Amortization                 (    610)               (    866)
 Selling, General and Administrative           (210,855)               (259,206)
                                             ----------              ----------

  Total Operating Expenses                     (211,465)               (260,072)
                                             ----------              ----------

  Gain (Loss) from operations                  (151,610)               (202,008)
                                             ----------              ----------

Other Income (Expense):
 Forgiveness of debt                              -0-                    -0-
 Provision for federal income tax                 -0-                    -0-
 Interest expense                              ( 36,138)               ( 37,484)
                                             ----------              ----------
  Total Other Income (Expense)                 ( 36,138)               ( 37,484)
                                             ----------              ----------

Income (Loss) before provision for
  income taxes                                 (187,748)               (239,492)
Provision for income taxes                        -0-                    -0-
                                             ----------              ----------

Net Income (Loss)                            $ (187,748)             $ (239,492)
                                             ==========              ==========

Number of Outstanding Shares                 16,156,352              12,017,812

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            From October 4, 1995 (date of inception) to September 30, 2003

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


(table continued on following page)

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, Continued
            From October 4, 1995 (date of inception) to September 30, 2003

                                       Common Stock       Paid in    Accumulated
                                     Shares     Amount    Capital       Deficit        Totals
                                   ----------   ------    -------    -----------      --------
Balance December 31, 2001          11,741,812   11,742    684,795       (779,997)      (83,460)
Stock issued as consideration
 for loans and other services         276,000      276     22,244                       22,520

Net(loss) for year 2002                                                 (503,325)     (503,325)
                                   ----------   ------    -------    -----------      --------
Balance December 31, 2002          12,017,812   12,018    707,039     (1,283,322)     (564,265)

Stock issued as consideration
 for loans and other services       4,138,540    4,139    167,298                      171,437

Net loss for the nine months
 ended September 30, 2003                                             (  247,634)     (247,634)
                                   ----------   ------    -------    -----------      --------
Balance September 30, 2003         16,156,352   16,157   $874,337    $(1,530,956)    $(640,462)
     (Unaudited)                   ==========   ======    =======    ===========      =========



See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   (formerly Sterling Market Positions, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months ended
                                                      -------------------------
                                                       Sept 30,       Sept 30,
                                                         2003           2002
                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                     $ (247,635)   $  (379,262)
Non-cash adjustments to reconcile net income
to Net cash provided by operating activities:
 Depreciation and amortization                             2,756          2,580
 Accumulated depreciation reduction
  in connection with disposal                                  -       (  5,500)
Change in assets and liabilities:
(Increase)decrease  in accounts receivable                (3,698)      ( 10,717)
(Increase)decrease  in prepaid expenses                 (  6,400)       114,207
(Increase)decrease  in inventory                        (  4,207)             -
 Increase(decrease) in accounts payable                 (  3,660)      ( 11,329)
 Increase(decrease) in accrued expenses                  103,113         33,095
                                                      ----------    -----------
Net cash provided(used) by operating activities         (159,731)      (256,926)
                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)decrease in notes receivable                         -              -
 Proceeds from sale (cost) of equipment                        -          5,500
                                                      ----------    -----------
Net cash provided(used)by investing activities               -0-          5,500
                                                      ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                               1,464        225,857
 Repayment of notes payable                             (195,134)      (494,620)
 Increase in shareholder notes payable`                  185,274        498,435
 Stock issued                                              4,139            316
 Contributed capital                                     167,298         23,004
                                                      ----------    -----------
Net cash provided(used) by financing activities          163,041        252,992
                                                      ----------    -----------

NET INCREASE (DECREASE) IN CASH                            3,310          1,566

CASH BALANCE BEGINNING OF PERIOD                      $   19,143    $    24,803
                                                      ----------    -----------

CASH BALANCE END OF PERIOD                            $   22,453    $    26,369
                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
 Interest                                                114,949        100,386
 Income taxes                                               -0-           -0-

See accompanying notes.

                             ENERGY PRODUCERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended September 30, 2003
                                   (Unaudited)

NOTE 1 -UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2002.

         (1) The unaudited financial statements include the accounts of Energy Producers, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the nine-month period ended September 30, 2003 and September 30, 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Results of Operations

Total revenue for the third quarter decreased 10.2% from $73,053 in 2002 to $65,597 in 2003. For the nine-month period revenues increased 6.7% from $211,791 to $225,799 in 2002 and 2003 respectively. The increase in revenue for the nine-month period in 2003 was due to increased oil prices over the 2002 nine-month period. Production and sale of oil was 7,776 barrels in the first nine-month of 2003, declining 3.76% from 8,080 barrels produced and sold in the first nine months of 2002.

Cost of operations decreased from $14,989 to $6,742 for the quarter and decreased from $50,168 to $49,638 for the nine-month period primarily due to decreased costs of the subsidiary operations.

General and administrative expenses decreased from $260,072 to $211,465 for the quarter and increased from $445,999 to $456,823 for the nine-month period.

The Company had a net loss of ($187,748) for the third quarter of 2003 compared to a net loss of $(239,492) for same period in 2002. For the nine-month period in 2003 the Company had a loss of $(247,636) compared to a net loss of $(379,262) for the same nine-month period in 2002.

Liquidity and Capital Resources

During the first nine-months of 2003, cash used in operating activities was $159,731 and investing activities provided no cash. Financing activities provided $163,041 in cash. The Company does not have enough cash on hand to meet its current obligations. Although the Company believes that it will be able to negotiate extensions, or generate loans sufficient to meet, maintain, and remain up to date in its current and long-term obligations. There is no firm assurance that it will be able to continue to do so, and one or more of its obligations could enter default, or fall behind in its payments.

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


Item 2 - CHANGES IN SECURITIES

On July 1, 2003, the Board of Directors of the Company approved by a majority vote a bonus award of restricted stock to its President. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.


                                     Share       Type of           Fair Market Value
Name                        Date     Amount      Consideration     of Consideration
----                        ----     ------      -------------     -----------------
Dennis R. Alexander (1)    7/01/03   2,000,000   Bonus Award       $ 100,000.00
                                                 Restricted Stock


---------
(1) Dennis R. Alexander is President and Director of the Company.


Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5 - OTHER INFORMATION:

We are in negotiation with various potential merger partners to expand the asset base of the corporation. If a merger transaction is closed, the Registrant will report the event on a Form 8-K.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description
-----------    -----------

31.1           CEO Certification Pursuant to Section 302

31.2           CFO Certification Pursuant to Section 302

32.1           CEO Certification Pursuant to Section 906

32.2           CFO Certification Pursuant to Section 906

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated July 12, 2003 to report under Item 5 that the Company entered into an extension of a letter of intent and first right of refusal to acquire the stock and/or assets of Comanche Point Production Company.

         Current Report on Form 8-K dated July 30, 2003 to report under Item 5 that the Company entered into a letter of intent to acquire 100% of the stock and assets of Montage Industries.

         Current Report on Form 8-K dated August 20, 2003 to report under Item 5 that the Company signed an engagement agreement with LSC Associates LLC to assist the Company in its efforts to raise capital.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENERGY PRODUCERS, INC.


                                          /s/ Mel Herzog
                                          -----------------------
                                         By:     Mel Herzog
                                         Title:  Chairman and CEO
Date:  November 13, 2003