Form 10KSB
period 2003-12-31
ENERGY PRODUCERS INC
filed 2004-04-27
CIK 1106848

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

                             7944 E. Beck Lane, S-140

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year were $82,866.

The aggregate market value on December 31, 2003, of common shares held by non-affiliates was approximately $3,155,997 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 31st, 2003, the issuer had 36,088,968 shares of its $0.001 par value common stock issued and outstanding.

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

#

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

--------------------------------

HISTORY AND OVERVIEW

--------------------

Energy  Producers, Inc. ("the Company") was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock  authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $.001. The Company's principal place of business is 7944 E. Beck Lane, Suite 140, Scottsdale, AZ 85260-1774.

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

The purpose of the acquisition and reverse merger was to become an oil and gas company, and later diversify. The Company focused its business on oil and gas exploration, and acquiring existing production with proven reserves. Sterling Market Positions was involved with management, consulting and advisory services.

On October 26, 2000 Article 3 of the Articles of Incorporation were amended to increase the number of authorized common shares to 200,000,000 par value $.001 and to authorize 50,000,000 preferred shares with a par value of $.001.

Effective on December 1, 2003 the Company by the consent of a majority of its shareholders acquired 100% of the stock of International Group Holdings, Inc., a publicly held Utah Corporation and its wholly owned subsidiary International Yacht Sales Group, Ltd. of Great Britain. For accounting purposes, the Company was the legal acquirer in the transaction. Simultaneous with the effective date International Yacht Sales Group, Ltd. effectively became a subsidiary wholly owned by the Company as a segment of its operations engaged in the Marine brokerage and charter industry. Its offices are located at The Boat House, Shore Road, Warsash Southampton SO31 9FR UK. International Yacht Sales Group, Ltd. is combined and consolidated with the Company in its financial statements from the effective date commencing on December 1, 2003.

On December 15, 2003 the Company entered into a Stock Purchase Agreement with Camden Holdings, Inc., a Nevada corporation ("Camden") in which Camden agreed to provide financing for restricted stock in the Company. The funds were for oil and gas acquisitions, and for diversified growth activities. Camden failed to perform and is in breach.

#

In November 2003 as part of a restructuring process for the Company’s oil and gas segment operations the Company entered into an Oil and Gas Lease Purchase Agreement wherein Summitt Oil and Gas, Inc., a Nevada corporation, purchased One Hundred (100%) percent of the interests owned in our oil leases located in Olney, Young County Texas. The Company has treated this sale as a disposal of its oil and gas segment assets. Summitt and its affiliates and principals are in breach of the Agreement for non performance to various third parties and the Company.

In January 2004 the board of directors of the Company as then 100% shareholder or legal owner of 17,051,156 restricted shares of its wholly owned subsidiary International Group Holdings, Inc., approved a plan of reorganization whereby then newly appointed management of International Group Holdings, Inc. merged with World Wide Connect, Inc. a private Nevada corporation. Pursuant to the terms of the reorganization the Company retains a ten (10%) percent (1,894,573 shares) restricted common stock ownership interest in the former International Group Holdings, Inc. now known as World Wide Connect, Inc. The interest is non diluting for a period of one year.

On December 31, 2003 the board of directors of the Company authorized the disposal of the Company’s wholly owned subsidiary retail inventory and supply sales segment assets and operations Producers Supply, Inc., located in Stephens, Arkansas.

The Company is required to file a registration  statement for certain securities under the terms of various agreements. See "Business Risks" and "Recent Sales  of Unregistered Securities" for additional discussion.

RECENT DEVELOPMENTS:

--------------------

In April 20, 2004 the Board approved and the Company consummated an agreement and plan of merger with Malibu Holding, Inc. under which the Company has obtained a plan for financing, in the aggregate principal amount of $1,000,000. The sum of $500,000 has been funded to date (see additional information under “Item 7 - Financial Statements”, “Note 18. Subsequent Events”).

THE BUSINESS

------------

Operations Plan for EGPI.

As of December 1, 2003 The Company is now building and integrating one line segment of operations.

(1) Through our exchange merger acquisition with International Group Holdings, Inc., as amended, we acquired a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”), a wholly owned subsidiary of the Company. We are working to increase the segments market potential for further expansion and development of our new IYSG segment operations into viable markets internationally, and increasing revenue output of its divisions for fiscal 2004, and

In addition, we will continue to review proved producing oil and gas properties with revenues for possible future acquisition, and certain prospects for development, that are available to the Company.

#

I. MARINE OPERATIONS

International Yacht Sales Group, Ltd. (“IYSG”),

Is a wholly owned subsidiary of the Company which has developed various franchised/direct sales and brokerage based businesses and marketing strategy for its revenue growth. All of its business divisions and acquisitions planned or targeted for growth of IYSG are based on providing franchised brokerage services that are delivered over the internet on a scaleable software platform.

IYSG has evolved a unique software package that enables both buyer and seller to interact together with a view to selling or buying yachts, commercial vessels, equipment and other services, and enables future growth for its divisions and targeted acquisitions planned. The inventory listings linking data base to customers has become very successful for IYSG divisional sales in its first year of full scale operations.

The following are divisions of IYSG:

International Yacht Sales, Brokerage And Charter

IYSBC provides sales, brokerage and charter services for private leisure yachts. Services are delivered over its primary website IYSBC.com, and utilizes proprietary software, known as Secure Yacht Server (“SYSS”), originally developed by EMEDI8 (“E8”) also a branded division of IYSG. IYSBC began with pilot offices in Torquay, UK. and has developed the initial backbone of sales for IYSG. Its strategy has been to grow by increasing the volume of leisure boat sales and chartering activity on its own website, by direct sales, and by franchising its tradename, business model, and SYSS software to other brokerages and firms.

International Commercial Shipping

International Commercial Shipping, with offices based in Clyde, Scottland provides a vast market for international sales and support for linking inventory to customers available on its own website. InternationalCommercialShipping.com links inventories to potential customers for all forms of commercial vessels ranging from tugs to oil tankers.

Classic Ships

Classic Ships the newest member of the IYSG division stable provides professional sales services for Tall and Classic Ships. Its support and website is online at ClassicShips.com. The Classic Ships website additionally hosts equipment sales such as radar and GPS systems for the marine industry consumer end user.

Emedi8

Emedi8 is a developer of proprietary e-commerce software. E8’s primary product has been SYSS, which was utilized by IYSBC, and other divisions. In addition, this platform is expected to serve as a foundation for real estate, construction, recruitment, and other e-commerce applications to be developed over time.

#

IYSG, New Divisions Under Development

International Marine Services

International Marine Services’ plan is to provide discerning marine boat owners with supply services (chandlery) again based on a franchise concept with centralized purchasing and administrative operations. The IMS division is presently in development stages. Negotiations are ongoing with a number of interested suppliers.

International World Realty

International World Realty’s plan is to be a provider of realty based services on a franchise concept with centralized property listings and administrative operations anticipated in the US. This IWR division is presently on line, but in development stages.

International Offshore

International Offshore is targeted towards the International boat owner where luxury and size for boats is everything. The IO division application is in early stages of development with a number of franchisees expressing interest.

International Boat Services

International Boat Services is being developed for boat owners that requires a specialist job for their vessel. This program application is in early stages of development.

- Marketing Plan

At present, management relies upon agreements with independent, direct, and franchise sales agents to secure contracts for its commissioned revenues for sales of boats. There are currently 15 franchise office operations with 31 brokers worldwide. The database and assemblage of vast inventory listings linking the SYSS system to its customers, is multitask friendly, and provides multiple users a Global interface platform addressed to active interested markets. IYSBC division has been operating in multiple locations and has developed some brand awareness in the U.S. and worldwide.

The Company plans initially to increase and expand its sales by increasing visibility entering/interfacing active markets viable for its Marine sales operations, linked by IT interface.

Implement its acquisition plans to acquire boats in the US at a discount to market for sale overseas, potentially to capitalize on increased margins for profit.

#

- Sales and Marketability

IYSG to a greater extent earns its income by receiving 50% of the commission structure generated on the gross volume sales of Private Leisure Yachts, Commercial vessels, Boats, accessories and supplies. A special Banking account is managed by IYSG and IYSBC for the collection of all deposits, gross receipts and distribution of commissions to selling and listing agents. Franchise Fees accounts for generation of secondary revenues. Being a franchisee allows Brokerage agents to utilize our SYSS database system, and tap the tremendous inventory and locator listings and resources available. Franchisees can file their contracts and communications online securely. Over the past year a gross volume of approximately $12,000,000 in Boat and Marine related sales have been produced earning the IYSG segment via its divisions approximately a $521,000 US dollar equivalent.

At the present time available Marine inventory listings for sale to customers on demand approaches *$500,000,000 for the three most active divisions of IYSG, ISYBC, ICS, and CS.

*Listings of inventory stock is not owned by the Company, IYSG or its divisions.

E - Commerce Market

The Internet provides platform of exchange for growth in domestic and global communications, enabling people to share information and conduct business electronically. The increasing functionality, accessibility and acceptance of the Internet have rapidly made it an standard commercial medium. Online businesses are directly interacting daily with end-users, both businesses and consumers.

According to the Census Bureau Online sales the first quarter 2003 measured a 26.0 percent increase over the prior year. Despite the growth, online sales make up only about 1.6 percent of overall retail purchases. Online sales have posted growth every quarter since tracking processes began.

Customer Base

The Marine business is part of a relatively large economic environment on a Global scale, with thousands of potential customers in both the private leisure and commercial market. The IYSG customer base is significant and growing due to the need and relevance of its E – Commerce marketing platform and SYSS technology as a tool providing the ability to reach a significant potential end users for its industry base.

Suppliers

The Company's operations relative to International Yacht Sales Group, Ltd. and divisional operations do not depend upon any single supplier. Because it has multiple sources of supply, it has not experienced difficulties in obtaining adequate products and adequate alternatives to satisfy customers.

#

Competition

The Marine industry is highly competitive market. As a new brokerage business, the Company will not initially own, or may never own and control any of its product inventories for resale, and may have lesser control over the price it will receive relative to its gross sales volume. Higher costs of operations, fees and taxes assessed may become prevalent and will not  necessarily be able to be passed on to the Company's customers. Although management has established  relationships significant competition by individual  agents and brokers, and well established companies in the Marine sector exist. Integrated and independent companies are active bidders for desirable Marine vessels to purchase, and to resell to customers, as well as manufactures with substantial marketing presence and visibility to consumer markets. Many of these competitors have greater financial resources and strength than the Company has now or will have in the near future.

Future Planned Oil and Gas Operations

The Company is presently in different stages of review and discussion, gathering data and information, and available reports on potential oil and gas acquisitions located in Texas, Oklahoma, Arkansas, California, and other areas.

From  time to time  Management  will  examine  oil and gas  operations in other geographical areas for potential acquisition and joint venture development.

- Sales And Marketability

Once produced, crude oil can be easily sold in most states the Company may make its plans to operate in, subject to the transportation costs. The crude oil is generally transported by truck or pipeline. The Company has not yet reactivated its oil division and did not historically produce natural gas. The Company is presently pursuing potential acquisitions for both oil and natural gas production and in some of the areas there are gas gathering systems and pipelines available.

To update our Prior Fiscal Year 2002 Form 10-KSB filing

- As part of efforts in Fiscal Year ended 2003 to restructure and develop our Young County Texas producing oil property interests, we entered various agreements with Camden Holdings, Inc. to fund the Company three (3) million dollars, and as part of a restructure and expansion plan proposed by Camden and Summitt we disposed of 100% of our 87.5% working interests owned in oil and gas properties (segment operations) by sale to Camden’s affiliate Summitt Oil and Gas, Inc. (“Summitt”), of all debt associated with the property which had been arranged by Summitt with the various lien and debt holders for various pay off or payment arrangements of the debts owed. Summitt breached its obligations under various agreements with third parties and the Company. Camden breached its Agreement to provide funds to the Company. This breach had additional impact for the Company’s plans to acquire certain oil properties (Comanche Point Oil Field) located in Bakersfield, California, and delayed our pursuing acquisition plans with Montage Industries, Inc. Both are pursuant to a letter of intent and various extensions, and are subject to prior sale.

The interests we sold included 10 wells of which 9 were producing, six leases, equipment, oil wells and salt water disposal wells (swd) set up for production of these interests in proved developed producing oil reserves, with revenues. (see additional discussion in “Description of Properties” “liquidity and Capital Resources" and “Legal Proceedings” sections).

#

- ARBOC, a financial consultant, did not secure funding for the Company in Fiscal Year 2003, and we discontinued our relationship with them.

- In February 2003 Mr. William V. Harlow Jr. left the Company as an advisory board member to pursue other business activities. As of April 2004, we are still in open discussions with Mr. Harlow regarding potential oil and gas business alliances.

- In the third quarter of 2003 we discontinued negotiations to acquire all or a partial interest in land and a building presently owned by Elder Care Services, Inc. located in the City of Laurinburg, Scotland County, North Carolina, and to fund a bridge loan for working capital.

- The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

The Company originally reported our participation in the completion of one development well in May/June of 2000 located in Runnels County, Texas. The well was a dry hole. The Company consequently owns a 29.3333335% working interest in an unproved 257 acres on two leases held for development, including associated interests equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The Company has assigned a zero value to interest at December 31, 2003.

BUSINESS RISKS

--------------

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS FOR INTERNATIONAL YACHT SALES GROUP, LTD. (IYSG) SUBSIDIARY - MARINE SEGMENT

Our future results of operations involve a number of risks and uncertainties. With any business undertaking and their inherent unforeseeable risk in conducting business, the following paragraphs discuss a number of risks that could impact the company's financial condition and results of operations.

(a) COUNTRY RISK

Currently, the Company's revenues are derived from sale of its brokered listings of Marine vessels and inventory items, software and services to customers in Great Britain, European countries, United States, and a greater or lesser extent from time to time from various countries and mainland’s around the world. A downturn or stagnation in the economic environment in either Great Britain or one or more of these countries could have a material adverse effect on the Company's financial condition.

(b) PRODUCTS RISK

Our revenue-producing operations are limited and the information available about us makes an evaluation difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other shipping, brokerage, commercial marine vessel, private leisure boat vessel, internet technology communication and web companies, the Company could have to

#

compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive should this occur. Our internet based real estate development business is subject to various risks including, without limitation, risks relating to the ability to locate and consummate the acquisition of suitable parcels of land, the availability and timely receipt of zoning, land-use, building, occupancy and other required regulatory permits or approvals, the cost and timely completion of construction (including risks from causes beyond our control, such as weather, labor conditions or material costs and shortages) and the availability of financing on favorable terms. These risks could result in substantial unanticipated delays or expense and, under certain circumstances, could prevent completion of development activities, any of which could have a material adverse effect on our business.

(c) EXCHANGE RISK

The Company generates revenue and incurs expenses and liabilities in British Pound Sterling, the Euro, and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of Pound Sterling, and the Euro to U.S. dollars has generally been stable and the Pound Sterling has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the Pound Sterling, and the Euro will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of Pound Sterling, the Euro and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

(d) OUR FUTURE PERFORMANCE IS DEPENDENT ON ITS ABILITY TO RETAIN KEY PERSONNEL

Our future success depends on the continued services of executive management in our established Brokerage business in Great Britain. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(e) OUR BUSINESS DEPENDS SIGNIFICANTLY UPON THE PERFORMANCE OF OUR INTERNATIONAL YACHT SALES GROUP, LTD. (IYSG) SUBSIDIARY AND ITS INTERCOMPANY DIVISIONS, WHICH IS UNCERTAIN.

Currently, all of our revenues are derived via the operations of IYSG. Economic, governmental, political, industry and internal company factors outside our control affect IYSG. If IYSG does not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to IYSG include:

-  our subsidiary is located in Great Britain and has specific risks associated with that;

-  Intensifying competition for our products and services and that of subsidiary, which could lead to the failure of IYSG and its divisions;

#

(f) LIABILITY RISK

We act as general contractor on our sales and brokerage services. General services are performed by us and by unaffiliated subcontractors. As a contractor, we are responsible for the performance of the entire contract, including work assigned to unaffiliated subcontractors, and may be liable for personal injury or property damage caused by the subcontractors. It is a common business practice in Great Britain to carry liability insurance. Should an uninsured loss or a loss in excess of insured limits under its general liability or excess liability insurance occur, such loss could have a material adverse effect on our business.

OTHER RISK FACTORS

There are several risks and uncertainties, including those relating to the Company's ability to raise money and grow its business and potential difficulties in integrating new acquisitions for the Marine sector of operations, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company's limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

The Company's future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

GOVERNMENTAL REGULATION

Effect of Probable Governmental Regulation on the Business

As we expand our efforts to develop new products and services, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

As our services are available in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

Our Brokerage Business for Marine leisure boat sales and commercial vessels, including franchise and direct sales outlets are subject to various laws and governmental regulations relating to our business operations and project developments, such as taxing authority and VAT requirements. We believe we are currently in compliance with all laws, rules and regulations applicable to our projects and properties and such laws, rules and regulations do not currently have a material impact on our operations. However, due to the increasing popularity and growth in development in the areas of Great Britain where our present and future projects will be developed and operated, it is possible that new laws, rules and/or regulations may be adopted with respect to our projects or proposed projects. The enactment of any such laws, rules or regulations in the future may have a negative impact on our projected growth, which could in turn decrease our projected revenues or increase our cost of doing business.

#

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control at the present time with respect to the Marine sector of operations. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

COMPETITION

Certain regions in England are currently being heavily expanded and developed with the assistance of its government. We anticipate that there will be extensive competition from other companies and businesses, including some  large, multi-national Marine operations and hedge funds involved in the shipping and transportation of commodities sectors. Our competitors include established Marine shipping operations and Marine brokerage companies. Many of our current and potential competitors have longer operating histories and financial, sales, marketing and other resources substantially greater than those of the Company. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to the sales of our real estate projects. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved products or by increasing their efforts to gain and retain market share through competitive pricing. As the market for real estate development matures, price competition and ability to purchase prime real estate for development has intensified and is likely to continue to intensify. Such competition has adversely affected, and likely will continue to adversely affect, our gross profits, margins and results of operations. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

EMPLOYEES

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this annual report, International Yacht Sales Group, Ltd. has 1 full-time and 1 part-time employee. We consider our employee relations to be good and we have never experienced any work stoppages. We cannot assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS FOR THE COMPANY AND ITS POTENTIAL OIL AND GAS SUBSIDIARY SEGMENT OPERATIONS

Due to the Company's limited operating history, it is difficult to predict accurately future revenues.  This may result in one or more future quarters  where  the  Company's financial  results  may fall  below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are  outside the Company's control. Material factors expected to impact the Company's operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for  borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties  frequently encountered by companies  in the  early  stage of development. The past performance of Energy Producers, Inc. cannot be used to predict the future performance of the Company.

#

LACK OF EXPERIENCE

Almost all of the management team joined Energy Producers, Inc. in 1999 and certain of our management only devote a small percentage of their time to Company business. This lack of specific training, and experience in the oil and gas sector and less than full time effort will probably cause management to miss opportunities that more experienced  managers would recognize and take advantage of. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working in this industry.  Management's decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm.  Additionally, these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

OPERATING  LOSSES

The Company  expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company's success  must be  considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not  limited to uncertainty as to development and acquisitions and the time required for the Company's planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $1,417,670 in fiscal 2003 and $503,325 in fiscal year 2002.

REQUIREMENT FOR ADDITIONAL CAPITAL

The Company believes that additional debt or equity financing will be necessary to develop its planned activities through the next twelve to twenty four months. However, no assurance can be given that all or a significant portion of any debt or equity financing will be arranged, consummated, and sold or that any changes in the Company's operations and expansion plans would not consume available resources more rapidly than  anticipated. The Company will need substantial funding to support the long-term expansion, development, and marketing of its business and subsidiary operations.

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

#

NEED FOR EXPANSION

The Company expects expansion will be required to address potential growth.  This need for expansion will continue to place a significant strain on the  management and financial resources of the Company. Failure to manage growth could disrupt the operations and ultimately  prevent the Company from generating expected revenues. The Company's business strategy includes entering into business partnerships  and may include acquiring future businesses, such as, existing production or products, technology and acquisitions related  to oil and gas or other resources, oil and gas field operations, and engineering.  Other areas of future operations may include real estate, land and commercial development, technology and facilities, and fuel cell technology. The Company may be unable to complete suitable business partnerships and acquisitions on  commercially reasonable terms, if at all. Competition could impair the Company's ability to successfully pursue these aspects of this business strategy.

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

NO FINANCIAL DATA

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

KEY OFFICERS MANAGEMENT SERVICES PROVIDED PRIMARILY BY OUTSIDE CONSULTING FIRMS FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Individual outside consulting firms owned by three of our key officers Mel Herzog, Chairman and CEO, Dennis R. Alexander, President and Director, and  Melvena Alexander, Secretary and Comptroller managed the business of the Company. The loss of the services of any key individual could have effect on the  development of the Company's business. The Company may hire future employees not provided through  outside consulting  firms, and  depend  on their services, the loss of which may effect the development of the Company's  business and could  adversely affect the conduct of our  business. While it intends to do so, the Company has not yet applied for key-man life  insurance  and the Company has not  obtained insurance covering the possibility  that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The  success of the  Company  is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company  will be able to recruit and retain such personnel.

#

OFFICERS AND DIRECTORS BENEFICIALLY OWN 62.07% MAJORITY OF SHARES

The executive officers and directors of the Company currently beneficially own approximately 62.07% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

PENNY STOCK AS A RISK

Definition  And Rule  Reference: The  Securities and Exchange Commission has adopted Rule 3a51-1 of General Rules and Regulations, Promulgated under the Securities and Exchange Act of 1934, which established the definition of a "penny stock", for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction  involving a penny stock, unless exempt, the rules require: (i) that  broker or dealer  approve a person's  account  for  transactions  in penny stocks;  and, (ii) the  broker or dealer  receive  from the  investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

OTHER

-----

The Company’s corporate operations during fiscal year ended 2003 did not retain any employees. Individual consulting firms owned by three key officers managed the day-to-day operations of our Company full time. The Company has not been in the position to afford to make salary payments. Three other directors, two of which are officers of the Company, assisted us and were available as required for no charge. We also have two advisors; one assists the executive officers on a contract basis; one advisor assisted us with project evaluations. The Company intends to hire several full time employees if we receive funds which include; chief communications officer; investor relations; vice president; operations officer; financial officer; and other. Future performance will be substantially  dependent on the continued  services of management at no cost and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until  additional personnel can be retained and trained to perform some of the  management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

All of the company's revenues during the last fiscal year were derived principally from domestic and international sources.

ITEM 2 - DESCRIPTION OF PROPERTY

--------------------------------

On December 1, 2003 through our exchange merger acquisition with International Group Holdings, Inc., as amended, a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”) and all of its divisions, as a wholly owned subsidiary of the Company. Divisions of IYSG include but are not limited to International Yacht Sales Brokerage and Charter (“IYSBC”), Emedia8 (“E8”), International Marine Services (“IMS”), International World Realty (“IWR”), International Boat Services (“IBS”), and International Commercial Shipping (“ICS”).

#

The Company commissioned Grant Thornton LLP. to provide analysis and a Report so that we could determine the fair valuation of the assets owned by International Yacht Sales Group, Ltd., now a wholly owned subsidiary of the Company.

The Report, issued on April 22, 2004 was preformed by Neil J. Beaton, CPA/ABV, CFA, ASA, Partner in Charge, Valuations Services, and David C. Dufendach, CPA/ABV, ASA National Director of Fair Value Reporting, Valuation Services, Grant Thornton, LLP.

Based on the Report the Analysis of Fair Value of Intangible Assets for FAS 141 Purchase Price Allocation has been determined to be $1,540,000 for IYSBC and E8, which are divisions of IYSG wholly owned by the Company.

Websites/Domain Names

The Company also acquired the Internet websites and domain names owned by IYSBC.

Domain Names

www.iysbc.com (1)

www.internationalcommercialshipping.com (1)

www.classicships.com (1)

www.internationalcharterboats.com

www.international4salebyowner.com

www.internationalpowerboats.com

www.internatioalyachtclub.com

www.internationaloutboard.com

www.internationalyachtsforsale.com

(1) These websites are integral to the Company’s IYSG and IYSBC business model and revenue generating capacity of the business. From these websites, customers can view, link in, and purchase Company inventory. The additional listed websites are under development.

Developed Technology – Software

The Company owns developed technology – Secure Yacht Sales Server (“SYSS”) Software developed by EMEDI8 a division of International Yacht Sales Group, Ltd.

On December 24, 2003 the Company disposed of 100% of the 87.5% working and respective net revenue interests owned in oil and gas properties located in Olney Young County Texas, which included 10 wells of which 9 were producing, six leases, equipment, oil wells and salt water disposal wells (swd) set up for production of these interests in proved developed producing oil reserves, with revenues.

The Company owns a minority working interest in an unproved 257 acres of leases for development, including associated interests in all equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The two leases are both located in Runnels County, Texas. The leases are believed to contain reserves of oil and gas. We have not attributed proved reserves to these leases. The Company, at its election, will attempt to sell its interest to partners or develop them.  The Company has assigned a zero value to these interests at December 31, 2003.

A working interest means the percentage of the operating,  drilling,  completing and  reworking  costs  that the  Company is  required  to pay.  The net  revenue interest is the  percentage of the revenues  that the Company  receives from the sale of oil that is produced from the wells.

#

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

ITEM 3 - LEGAL PROCEEDINGS

--------------------------

The Company is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026. The case is titled Baseline Capital, Inc., a Texas Corporation vs. Energy Producers, Inc., A Nevada Corporation. The amount claimed is $150,000.00. The claim is correct and the Company has entered into settlement negotiations with the Plaintiff. The Company has been granted and extension to file an answer.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------

On November 15, 2003, Consenting Shareholders Owning Approximately 56% Of Our Common Stock

a.) Consented in writing to the proposed actions approving the Agreement For The Exchange Of Common Stock (restricted stock) by and between Energy Producers Inc., a Nevada Corporation, (the "ISSUER"), International Group Holdings, Inc., a Utah corporation (“IGH”) and its consolidated wholly owned subsidiary interests International Yacht Sales Group, Ltd.

b.) Consented in writing to the proposed actions approving to move forward with a Stock Purchase Agreement between Camden Holdings, Inc., a Nevada corporation and the Company, and further approved moving forward with an Oil and Gas Lease Purchase Agreement between Summitt Oil and Gas, Inc., a Nevada corporation and the Company.

On June 4, 2003, Consenting shareholders owning approximately 56.44% of our Common Stock consented in writing to the proposed actions approving a Registration Statement on Form S-8 for the Company’s “Stock Incentive Plan” number two filed with the Commission on May 29, 2003, which further confirmed a previous Registration Statement on Form S-8 for the Company’s “Stock Incentive Plan” number one approved by a majority of the directors March 19, 2003 and filed with the Commission March 25, 2003.

#

                                     PART II

                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

-----------------------------------------------------------------

MARKET PRICE AND DIVIDENDS OF COMPANY

-------------------------------------

The Company became available for quotation on the over-the-counter, NASD NQB Pink Sheets initially January 20, 2000. As of March 14, 2003 the Company moved to the over-the-counter market NASD OTC Electronic Bulletin Board quotation medium system, and is presently dually quoted on both Pinks Sheets, and Bulletin Board. The range of high and low bid information for the shares of the Company's stock for the last three complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations  represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

Year Ended December 31, 2003                        High             Low

----------------------------                        ----             ---

First Quarter                                       $0.20            $0.01

Second Quarter                                       0.44             0.04

Third Quarter                                        0.06             0.03

Fourth Quarter                                       0.20             0.03

Year Ended December 31, 2002                        High             Low

----------------------------                        ----             ---

First Quarter                                       $0.02            $0.02

Second Quarter                                       0.02             0.02

Third Quarter                                        0.02             0.02

Fourth Quarter                                       0.02             0.0005

Year Ended December 31, 2001                        High             Low

----------------------------                        ----             ---

First Quarter                                       $0.36            $0.25

Second Quarter                                       0.25             0.225

Third Quarter                                        0.23             0.025

Fourth Quarter                                       0.05             0.02

As of December  31,  2003,  the Company  had issued and  outstanding  36,088,968 common shares held by approximately 445 holders of record.

There have been no cash  dividends  declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

#

RECENT SALES OF UNREGISTERED SECURITIES

---------------------------------------

(*)In May 2003 the Company issued or subscribed for issuance 210,000 shares of its common restricted stock to the following persons. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

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

                                                   Point oil field.

Texas Vanguard Oil Company (1)  5/30/03  17,910    Stock as additional       $    895.50

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

-----------

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

#

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

                                                 Restricted Stock

-----------------

(1) Dennis R. Alexander is President and Director of the Company.

(*) In July 2003 the Company issued or subscribed for issuance 10,000 shares of its common restricted to the following person. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                            Fair Market

                                       Share        Type of                  Value of

Name                           Date     Amount    Consideration             Consideration

----

                         ----     ------    -------------             -------------

JR Brady (1)                   7/16/03  10,000    Stock in exchange for a   $     500.00

7501 El Verano Drive                              extension on its

Bakersfield CA 93309                              first right and letter

                                                  of intent to purchase

                                                  business/Comanche

                                                  Point oil field.

(*) $500 of the financing proceeds in the immediately preceding table were used primarily for an extension granted on the Company's letter of intent and first right of refusal to acquire the stock and or assets of Comanche Point Production Company/Comanche Point oil field located in Bakersfield, California.

(1) The person listed in the immediately preceding table is not an affiliate, director, or officer of the Company.

(*) In October 2003 the Company issued or subscribed for issuance 400,000 shares of its common restricted stock to the following person. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                             Fair Market

                                        Share        Type of                  Value of

Name                           Date     Amount    Consideration             Consideration

----

                         ----     ------    -------------             -------------

Marlene Richardson (1)         10/01/03 400,000   Consulting Services

    $    7,500.00

3010 N. Marigold

Phoenix, AZ 85023

#

--------------

(*) $7,500 of the financing proceeds in the immediately preceding table were used primarily for Business Consulting Services.

(1) The individual listed in the immediately preceding table is not an affiliate, director, or officer of the Company.

(*) In November and December 2003 the Company issued or subscribed for issuance 2,450,000 shares of its common restricted to the following persons. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

                                                                           Fair Market

                                    Share          Type of                  Value of

Name                    Date        Amount      Consideration             Consideration

----

                  ----        ------      -------------             -------------

Warren Soloski (1)     11/15/03    1,500,000    IGHI introduction         $   90,000.00

11300 West Olympic Blvd.,                       commission/Business

Ste 800                                         advisory

Los Angeles, CA 90064

MS 2005, Inc. (2)       11/15/03      200,000   Additional Consideration  $   12,000.00

3408 Fulton Avenue                              For making a $10,000

Oceanside, New York, 11572                      Loan and other services

George Matin (3)        12/24/03      750,000   Financial Advisory        $   45,000.00

8421 Wilshire Boulevard,                        Services

Suite 300

Beverly Hills,

California 90211

------------------------

(*) $96,000 of the financing proceeds in the immediately preceding table were used primarily for business consulting, introductory and advisory Services, and additional consideration for a loan.

(1) Mr. Warren Soloski is legal counsel for the Company and introduced International Group Holdings, Inc., which the Company has acquired.

(2) MS 2005, Inc. listed in the immediately preceding table, provided the Company with a $10,000 loan, and other business services, and is not an affiliate, director, or officer of the Company.

(3) George Matin, listed in the immediately preceding table, provided the Company with business and finance advisory services, and is not an affiliate, director, or officer of the Company. The Company must include and file for a registration of these shares if it has an offering.

Effective on December 1, 2003 the Company by the consent of a majority of its shareholders acquired 100% of the stock of International Group Holdings, Inc., a publicly held Utah Corporation and its wholly owned subsidiary International Yacht Sales Group, Ltd. of Great Britain. The acquisition was pursuant to an Agreement for the exchange of shares on a one for one basis with the Company. The transaction provided for the issuance of 17,051,156 restricted shares of the Company’s common stock to be issued in exchange for all the shares of International Group Holdings, Ltd. or 17,051,156 restricted shares of its issued and outstanding common stock. The majority vote of the shareholders of International Group Holdings, Ltd. was obtained. For accounting purposes, the Company was the legal acquirer in the transaction.

#

Simultaneous with the effective date and pursuant to the terms of the merger and exchange acquisition Agreement, International Yacht Sales Group, Ltd. effectively became a subsidiary wholly owned by the Company as a segment of its operations engaged and doing business in the Marine brokerage and charter industry. International Yacht Sales Group, Ltd. is combined and consolidated with the Company in its financial statements herein from the effective date commencing on December 1, 2003.

On December 29, 2003 the board of directors of the Company as then 100% shareholder or legal owner of 17,051,156 restricted shares of its wholly owned subsidiary International Group Holdings, Inc., approved a plan of reorganization whereby then newly appointed management of International Group Holdings, Inc. merged with World Wide Connect, Inc. a private Nevada corporation. Pursuant to the terms of the reorganization Agreement plan steps, the Company retains upon the effective date of the merger Agreement, a ten (10%) percent or 1,894,573 shares of restricted common stock ownership interest in the former International Group Holdings, Inc. now known as World Wide Connect, Inc. The Company’s retained 10% interest is non dilute able for a period of one year.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

------------------------------------------------------------------

SUMMARY RESULTS OF OPERATIONS

-----------------------------

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Many of the risks and uncertainties that could cause actual results to differ materially  from those anticipated are beyond the ability of the Company to control or predict. Those risks and uncertainties  include but are not limited to: The risk of significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, inflationary and deflationary conditions and cycles, currency exchange rates effecting product demand, changing government regulations domestically and internationally effecting the marine industry, including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing (see additional discussion in this document under the section headed “Business Risks”).

We have recently acquired a new Marine segment operations, International Yacht Sales Group, Ltd. (IYSG) of Great Britain, in early December 2003. IYSG is engaged in global sales of private leisure and commercial vessels, from database entry providing available inventory listings for sale on demand to clientele through our proprietary software and IT brokerage network link and presence internationally via the web. We are working to expand and increase our revenue base in Fiscal Year 2004 by increasing more provisions for direct sales ability, and to develop business alliances to increase revenue potential in several key areas of this segments operations, and for growth and access through licensing arrangements with other countries and viable markets for the Marine sector around the world.

Through 2003 our income was derived from our wholly owned subsidiary. The subsidiary was purchased on December 1, 2003 and the accompanying financial statements and management discussion and analysis includes IYSG’s operations from December 1, 2003 to December 31, 2003.

#

During fiscal year, our prior segments, oil and gas leases and PSI, were disposed of and is being disposed of, respectively.  The results of operations for these segments is included in loss from discontinued operations in the consolidated statements of operations. both of these segments of operations.

We may explore and commence with new a oil and gas segment operations, at a time prudent to our financial capabilities, based in part on our review of available new and historical project and prospect opportunities for revenue potentials for the segment. There is no assurance we will commence with oil and gas operations, or if we do the segment will be profitable or provide expected revenues and corresponding cash flow.

The Company is currently focused on its Marine segment of operations, and integration with the Company, making presentations to asset-based lenders and  other financial institutions for the purpose of expanding our growth potential by increasing sales output of our Marine enterprise operations based in England.

One of the ways our plans for growth could be altered if current opportunities now available become unavailable:

The Company would need to identify, locate, or address replacing current potential acquisitions or strategic alliances with new prospects or initiate other existing available projects that may have been planned for later stages of growth and the Company may therefore not be ready to activate. This process can place a strain on the Company. New acquisitions, business opportunities, and alliances, take time for review, analysis, inspections and negotiations. The time taken in the review activities, is an unknown factor, including the business structuring of the project and related specific due diligence factors.

GENERAL

-------

The Company historically derived its revenues primarily from two segments of operations 1) retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and 2) from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. In 2003 the Company disposed of these two segments of operations and therefore has accounted for the segments as discontinued operations in the consolidated statements of operations.

On December 1, 2003 through our exchange merger acquisition with International Group Holdings, Inc., as amended, we acquired summarily, a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”), as a wholly owned subsidiary of the Company. IYSG has a fully integrated proprietary database system providing global IT coverage linking agents to buyers and generates its revenues from sales of listed marine inventory items including but not limited in its scope ranging from small boats to full size tugs and large commercial shipping vessels, equipment sales, and provides for other marine related services to generate additional revenues. IYSG has an existing international contact base. The Company is focused on evaluation of the market potential for further development of its new Marine subsidiary operations and increasing revenue for fiscal 2004.

#

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for its new on-line marine retail operation. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the company will encounter difficulties and delays frequently encountered in connection with a new business integration, including, but not limited to uncertainty as to development and the time and timing required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as fluctuating markets and corresponding fluctuations, spikes, or dips in our products demand, currency exchange rates between countries, and in the prices of marine vessel inventories, regulations, and acquisition and development pricing, costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS - 2003 Compared to 2002

---------------------------------------------

Total revenue from  on-line marine retail was $82,866 for fiscal year 2003. The Company effectively began its operations in this business area through its acquisition of IYSG in early December.  Had the Company acquired IYSG at the beginning of the fiscal year, revenues from on-line retail would have been $521,254.

General and administrative costs increased approximately 112% percent to $1,294,334 in 2003 from $566,788 in 2002 mainly due to an increase business advisory and consulting fees associated with the disposal of the prior two business segments and the acquisition of IYSG. General and administrative costs include $587,450 in consulting fees resulting from the issuance of 6,820,000 shares to consultants in fiscal 2003.  General administrative expense also includes $145,507 in impairment expense resulting from the purchase of IYSG.  Management elected to write off the resultant goodwill from the purchase as it could not be assured of future cash flows being in excess of the goodwill recognized at purchase.

After deducting general and administrative expense, the Company experienced a loss from operations of $1,245,338 as compared to a loss of $368,418 in fiscal 2002.

Interest expense for fiscal year 2003 was $64,366 as compared to $140,407 in fiscal year 2002.  Much of the decrease in interest expense for fiscal year 2003 was due to the reclassification of the interest expense associated with the debt on the oil and gas lease operations to loss from discontinued operations.  In November 2003, the Company sold all of its interest in its oil and gas leases in exchange for the assumption of the debt associated with the leases by the purchaser, which was $815,867.

After deducting interest expense, the Company incurred a loss before discontinued operations of $1,309,704 in fiscal year 2003 compared to a loss of $503,325.

Loss from discontinued operations includes the sale of the oil and gas leases and the results of operations from that segment and the results of operations of PSI.

After deducting the loss from the discontinued segments, the Company had a net loss of $1,417,67- for fiscal year 2003 as compared to $503, 325 for fiscal year 2002.  On a per share basis, fully diluted loss per share for fiscal year 2003 was $0.09 compared to $0.04 in fiscal 2002.

#

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------

Cash on hand at December 31, 2003 was $45,155 compared to $19,143 at the beginning of the year.  At December 31, 2003, the Company had working capital deficit of $1,336,012 compared to $1,705,840 at the beginning of the year.

Cash used by operating activities was $847,772 for the year ended December 31, 2003.

The Company acquired $145,061 in its acquisition of IYSG in early December 2003.  In addition, the Company received notes and advances from its officers and shareholders of $743,013.  The Company also raised $8,000 in fiscal year 2003 by issuing 200,000 shares of common stock.

Total assets increased to $1,758,790 at December 31, 2003 compared to $1,362,732 mainly as a result of the purchase of IYSG and the sale of the oil and gas lease interests.

Shareholders equity increased to $317,321 at December 31, 2003 from a deficit of $564,265 at December 31, 2002.  During fiscal year 2003, the Company issued 6,820,000 shares to consultants valued at $587,450 for services rendered.  In addition, the Company raised $8,000 by issuing 200,000 shares.  Stockholders’ equity was also increased by the purchase of IYSG.  The Company issued 17,051,156 shares valued at $1,705,116 for IYSG which had net assets of $1,559,609 at the date of purchase.  Net loss of $1,417,670 for fiscal year 2003 decreased stockholders equity to $317,321 at the end of the year.

The  Company  must  generally  undertake  certain ongoing  expenditures  in connection expanding and developing its new International Yacht Sales Group, Ltd. wholly owned Marine segment subsidiary operations; review and perform due diligence for potential redeployment of its oil and gas segment operations including acquisition development programs; and develop its new and ongoing business prospects, provide capital for acquisitions and interests in accordance with its plan for each business segment.

Management has estimated that such cost for initially activating development of its current plans for both expansion of our new Marine segment operations, and redeployment of Oil and Gas segment if feasible, will require approximately $1,000,000 or more during the first six to twelve months of fiscal 2004. We have obtained $500,000 funding less costs in April 2004 towards the initiation of this goal. We are expecting an additional $500,000 funding to conclude, but not guaranteed, by end of May early June 2004.

Financing and full segment operational expansion and development of acquisition programs could require up to $15,000,000 or more. The Company may reduce or increase its requirement as circumstances dictate. We may also elect to revise these plans and requirements for funds depending on factors including; marine segment requirements for its international commercial shipping projects; oil and gas acquisition and development activities and availability; timing of markets as to cyclical aspects as a whole; currency and exchange rates; availability, interest and timing as may become indicated from parties representing potential sources of capital; structure and status of any of our strategic alliances, potential joint venture partners, or our targeted acquisitions and or interests.

We are working on obtaining additional financing for the development and expansion of our marine subsidiary operation, and for future segment plans.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2004.

#

ITEM 7 - FINANCIAL STATEMENTS

-----------------------------

ENERGY PRODUCERS, INC.

(formerly Sterling Market Positions, Inc.)

CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

INDEX

Report of Donahue Associates, LLC                                         26

Report of Henry Schiffer, CPA                                             27

Consolidated Balance Sheets as of December 31, 2003 and

  December 31, 2002                                                       28

Consolidated Statement of Operations for the years ended

  December 31, 2003 and December 31, 2002                                 29

Consolidated Statement of Changes in Shareholders’ Equity

  For the years ended December 31, 2003 and December 31, 2002             30

Consolidated Statement of Cash Flows

  For the years ended December 31, 2003 and December 31, 2002s            31

Notes to Consolidated Financial Statements                                32

#

Independent Auditor’s Report

The Shareholders

Energy Producers, Inc.

We have audited the accompanying consolidated balance sheets of Energy Producers, Inc. as of December 31, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Energy Producers, Inc. as of the year ended December 31, 2002 and prior were audited by another auditor who expressed an unqualified opinion on those financial statements and is included herein.

We conducted our audit in accordance using auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Producers, Inc. as of December 31, 2003 and the related consolidated statements of operations and consolidated statement of changes in shareholders’ equity and cash flows for the year then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 2 of the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/ Donahue Associates, LLC

Donahue Associates, LLC.

Monmouth Beach, New Jersey

April 20, 2004

#

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

/s/ Henry Schiffer

------------------

Henry Schiffer, C.P.A.

Beverly Hills, California

April 14, 2003

#

  Energy Producers, Inc.

Consolidated Balance Sheets

As of December 31, 2003 and December 31, 2002

ASSETS	2003	2002

Current assets:
Cash & interest bearing deposits	$45,155	$19,143
Accounts receivable	21,933	19,706
Inventory	0	50,507
Prepaid expenses	0	13,837
Total current assets	67,088	103,193
Other assets:
Property & equipment- net	1,523,812	46,083
Receivables from shareholders	167,890	2,500
Oil & gas leases- net	0	1,210,958
Total assets	$1,758,790	$1,362,734

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$462,334	$50,844
Advances and notes payable- shareholders	638,679	1,206,562
Accrued interest payable	166,513	177,870
Deferred revenues	123,649	0
Loans payable to banks	4,936	18,333
Notes payable	3,000	353,000
Capital lease payable- current portion	3,989	2,424
Total current liabilities	1,403,100	1,809,033
Capital lease payable- non current portion	9,273	18,166
Notes payable	0	99,800
Total liabilities	1,412,373	1,926,999

Net liability of discontinued operation	29,096	0

Shareholders' equity:
Preferred stock, 50,000,000 shares authorized at par value $.001,
no stated dividend, none outstanding	$0	$0
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 36,088,968 at December 31, 2003 and
12,017,812 shares at December 31, 2002	36,089	12,018
Additional paid in capital	2,983,534	707,039
Accumulated deficit	(2,700,992)	(1,283,322)
Accumulated other comprehensive loss	(1,310)	0
Total shareholders' equity	317,321	(564,265)

Total Liabilities & Shareholders' Equity	$1,758,790	$1,362,734

See the notes to the financial statements.

#

Energy Producers, Inc.

                       Consolidated Statements of Operations

  For the Years Ended December 31, 2003 and December 31, 2002

	2003	2002
Revenues:
Gross revenues	$82,866	$271,801
Less cost of sales	(33,870)	(73,431)

Net gross profit on sales	48,996	198,370

General and administrative expenses:
General administration	1,294,334	566,788

Total general & administrative expenses	1,294,334	566,788

Net loss from operations	(1,245,338)	(368,418)

Other revenues and expenses:
Other income	0	5,500
Interest expense	(64,366)	(140,407)

Net loss before provision for income taxes	(1,309,704)	(503,325)

Provision for income taxes	0	0

Net loss from continuing operations	(1,309,704)	(503,325)

Discontinued operations (net of tax)	(107,966)	0

Net loss	($1,417,670)	($503,325)

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.08)	($0.04)
Loss from discontinued operations	($0.01)	$0.00
Loss per share	($0.09)	($0.04)

Weighted average of common shares outstanding:
Basic & fully diluted	15,915,354	11,880,570

See the notes to the financial statements.

#

     Energy Producers, Inc.

  Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2003 and December 31, 2002

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2002	11,741,812	$11,742	$684,795	($779,997)	$0	($83,460)

Issued stock for services	276,000	276	22,244			22,520

Net loss for the fiscal year				(503,325)		(503,325)

Balance at December 31, 2002	12,017,812	12,018	707,039	(1,283,322)	0	(564,265)

Issued stock for services	6,820,000	6,820	580,630			587,450

Issued common stock	200,000	200	7,800			8,000

Issued stock to
purchase subsidiary	17,051,156	17,051	1,688,065			1,705,116

Foreign currency
translation adjustment					(1,310)	(1,310)

Net loss for the fiscal year				(1,417,670)		(1,417,670)

Balance at December 31, 2003	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

	Comprehensive
	Loss

Comprehensive loss fiscal 2002	($503,325)

Foreign currency
translation adjustment	($1,310)

Net loss for the fiscal year 2003	(1,417,670)

Comprehensive loss fiscal 2003	($1,418,980)

See the notes to the financial statements.

#

     Energy Producers, Inc.

       Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003 and December 31, 2002

	2003	2002
Operating Activities:
Net loss from continuing operations	($1,309,704)	($503,325)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation & amortization	39,317	3,404
Revaluation of oil leases	0	124,619
Consulting fees	587,450	22,520
Impairment expense	145,507	0
Changes in other operating assets and liabilities :
Accounts receivable	(2,227)	(3,799)
Prepaid expenses	13,837	(13,837)
Accounts payable and accrued expenses	350,609	136,212
Interest payable	(567,883)	0
Deferred revenues	(104,678)	0
Net cash used by operations	(847,772)	(234,206)

Investing Activities:
Cash acquired in purchase of subsidiary	145,061	0
Sale of property & equipment	0	5,500
Purchase of property & equipment	0	(11,824)
Net cash used by investing activities	145,061	(6,324)

Financing Activities:
Payment of capital lease	(22,290)	(2,778)
Issuance of common stock	8,000	0
Payment of notes payable	0	(294,495)
Loans received from shareholders	743,013	532,143
Net cash provided by financing activities	728,723	234,870

Net increase (decrease) in cash during the fiscal year	26,012	(5,660)

Cash balance at beginning of the fiscal year	19,143	24,803

Cash balance at end of the fiscal year	$45,155	$19,143

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

#

Energy Producers, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2003 and December 31, 2002

1.

Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995 as Sterling Market Positions, Inc. Effective June 24, 1999 the Company changed its name to Energy Producers, Inc.

In August 1999 the Company acquired by Energy Producers Group Inc. and its wholly owned subsidiary, Producers Supply, Inc.(PSI), an oil and gas service company located in Stephens, Arizona.  PSI was discontinued by management in fiscal year 2003.

Since August 1999, the Company has focused its activities on oil and gas exploration and development and production and acquisition of existing production facilities with proven reserves.  In November 2003, the Company sold its interest in its oil wells it had acquired since August 1999.

In November 2003, the Company acquired all of the issued and outstanding shares of International Group Holdings Inc. (IGHI) by issuing 17,015,156 shares of common stock.  IGHI became a wholly owned subsidiary of the Company.  IGHI is the owner of International Yacht Sales Group Ltd. (IYSG), a UK based on-line broker of luxury yachts, and other entities.  IYSG began its operations in April 2003.  In January 2004, the Company sold IGHI and its subsidiaries to another company.  However, the Company retained 100% of IYSG and received 10% of the issued and outstanding shares of the purchasing company in the transaction.

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries.  All significant inter-company balances have been eliminated.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include.  Actual results may differ from these estimates.

Revenue Recognition- Brokerage revenues from on-line retail yacht sales are recognized upon the completion of the transaction.

Cash and interest bearing deposits- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

Accounts receivable- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors.  These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, and the degree to which the receivable is secured by liens on assets.

#

Inventory- Inventories are stated at the lower of cost or market determined by the first-in first-out method.

Software Development Costs- The Company applies Statement of Financial Accounting Standard No. 86 (SFAS No. 86), Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (SFAS No. 86), to account for the costs in developing the IYSG software and web-site programs.

SFAS No. 86 provides that the costs of producing software programs subsequent to establishing technological feasibility shall be capitalized.  The capitalization of such costs ceases when the product becomes available to customers.  Amortization of the capitalized costs begins when the software product becomes available to customers and is calculated using the straight-line method over a period of three years.

Property & Equipment- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment

3 years

Computer hardware

3 years

Software

3 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109  (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Oil and Gas Properties- The oil and gas properties include  operating  leases, equipment  leases, production  sales,  processing  agreements,  transportation  agreements and other contracts,  equipment,  improvements,  materials, supplies, fixtures, wells,  pumping  units,  well head  equipment,  other  movable or immovable property, easements,  servitudes,  rights-of-way,  surface leases and other surface rights.

The Company uses the full cost method of accounting for oil properties. Accordingly,  all  costs  associated  with  acquisition,  exploration,  and development of oil and gas reserves,  including  directly  related overhead costs,  are  capitalized.  Sales or abandonment of oil properties are accounted for as adjustments of capitalized costs.

#

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

The Company records oil and gas sales on the entitlement method, recognizing its net share of all production as revenue. Any amount received in excess of or less than the Company's revenue, interest will be recorded in the net oil balancing liability

Comprehensive Income - Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income.  Other comprehensive income represents total non-stockholder changes in equity.  The Company has included its presentation of comprehensive income in the accompanying consolidated statements of stockholders’ equity.

Foreign Currency Translation - Balance sheet accounts of the Company’s foreign operations are translated at the exchange rate in effect at year-end and income statement accounts are translated at the average exchange rate prevailing during the year.  Gains and losses arising from the translation of foreign subsidiary financial statements are included in other comprehensive income.

Discontinued Operations- The business operations of the PSI were discontinued through a formal plan of disposal by management in December 2003. The business activity of the subsidiary is summarized in the balance sheet as net liability from discontinued operations and in the statement of operations as loss from discontinued operations.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred.  SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

#

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

 In December 2002, The FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement expands the disclosure requirements with respect to stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148 did not impact the Company’s financial condition or results of operations for fiscal year 2003.

2. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the twelve months ending December 31, 2003 and in the prior fiscal year, the Company has experienced, and continues to experience, certain going concern issues related to profitability.  The Company incurred a net loss of $1,417,670 in fiscal 2003 and $503,325 in fiscal year 2002.

Management’s plans with regard to this matter are as follows:

- Raise capital to develop new contracts and sales for the marine retail segment.

- Acquire proved developed oil and gas reserves with revenues at best negotiated       discount to market.

- Obtain a credit facility based in part on the value of business operations.

3. Fair Values of Financial Instruments

The carrying amounts of the cash, accounts receivable, receivables from shareholders, accounts payable and accrued expenses, accrued interest payable,  bank loan payable, notes payable, and notes payable to shareholders reported in the balance sheet are estimated by management to approximate fair value.

4. Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the year. Diluted net loss per share gives the effect of outstanding common stock warrants convertible into common stock. The treasury stock method is used to calculate the dilutive effect of stock options outstanding.

Warrants to purchase 4,600,000 and 6,600,000 shares of common stock were outstanding at December 31, 2003 and December 31, 2002, respectively.  The common stock equivalents of the warrants outstanding during fiscal years 2003 and 2002 were not included in the computation of loss per share because their effect would be antidilutive.

#

Net loss per common share has been computed as follows:

	2003	2002

Net loss from continuing operations	($1,309,704)	($503,325)

Net loss from discontinued operations	($107,966)	$0

Total shares outstanding	36,088,968	12,017,812

Weighted average	15,915,354	11,880,570

Loss from continuing operations	($0.08)	($0.04)
Loss from discontinued operations	(0.01)	0.00
Loss per share	($0.09)	($0.04)

5. Stock Options

As part of compensation to employees and consultants, the Company has granted stock options.

For the purpose of determining compensation expense, the fair value of the options granted to the consultants is measured at the grant date using the Black-Scholes option-pricing model with the following assumptions. The dividend yield is 0%, volatility is 90%, and the risk-free interest rate is 2%. The fair values of the options granted generated by the Black-Scholes option pricing model may not be indicative of the future benefit, if any, that may be received by the option holder.  Accordingly, the Company recognized no consulting expense in fiscal year 2002 for the 700,000 options granted.

The following table summarizes information about stock options outstanding through December 31, 2003.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2002	5,900,000

Issued	700,000

Outstanding at December 31, 2002	6,600,000

Issued	0
Expired	(2,000,000)

Outstanding at December 31, 2003	4,600,000	$0.97	6.20

#

6. Common Stock Transactions

During fiscal year 2002, the Company issued 276,000 shares to employees and consultants for services rendered valued at $22,500.

During fiscal year 2003, the Company issued 6,820,000 shares to employees and consultants for services rendered valued at $587,450.

During fiscal year 2003, The Company issued 200,000 shares and received proceeds of $8,000.

During fiscal year 2003, the Company issued 17,051,156 shares to purchase IGHI valued at $1,705,166.

7. Property and Equipment

A summary of property and equipment at December 31, 2003 and December 31, 2002 is as follows:

	2003	2002

Web site and software	$1,540,001	$0
Office equipment & furniture	24,833	98,571
Building and improvements	0	47,184
Land	0	9,000
Accumulated depreciation	(41,022)	(108,672)

Net property & equipment	$1,523,812	$46,083

The category for office equipment and furniture includes $24,833 of equipment acquired by capital lease agreement.  The amount of accumulated amortization of capital leases is included in accumulated depreciation and is $14,878 and $9,914 for 2003 and 2002 respectively.

#

8. Addendum to the Consolidated Statement of Cash Flows

The following transactions have been classified as non-cash transactions and have been excluded from the statement of cash flows for fiscal year 2003:

In November 2003, the Company sold its oil and gas lease assets to a purchaser for the balance of the debt remaining on the assets of approximately $954,000.

During fiscal year 2003, the Company issued 6,820,000 shares to employees and consultants for services rendered valued at $587,450.

In November 2003, the Company purchased IGHI by issuing 17, 051,156 shares of common stock.  The Company acquired the following assets and liabilities in the transaction.

Cash & interest bearing deposits	$145,061
Shareholder advances	$60,241
Property & equipment- net	$1,540,000
Accounts payable & accrued expenses	$60,881
Shareholder loan payable	$18,569
Notes payable	$106,243

9. Purchase of IGHI

In November 2003, the Company purchased IGHI by issuing 17, 051,156 shares of common stock.  IGHI became a wholly owned subsidiary of the Company and its results of operations for November and December 2003 are included in the consolidated statements of operations.

The fair market value of the assets and the liabilities acquired at the date of the transaction are recorded on the consolidated balance sheets of the Company.  The excess of the fair value of the stock issued over the net assets received in the transaction was recorded as goodwill.  Goodwill of $145,507 resulting from the transaction was recorded in the statement of operations as impairment expense.

Pro-forma selected financial data attributable to the purchase for fiscal years ended December 31, 2003 and December 31, 2002 is as follows:

2003

Gross sales	$521,254
Net loss	($1,265,678)
Loss per share	($0.08)

#

10.  Disposal of PSI

The business operations of PSI were discontinued by a formal plan for disposal adopted by management in December 2003. The net of the assets and liabilities of PSI are recorded as a net liability of discontinued operations in the consolidated balance sheets and the result of its operations are included in the consolidated statements of operations as loss on discontinued operations.

The following is the balance sheet of PSI at December 31, 2003.

ASSETS

Current assets:
Cash	$948
Accounts receivable	4,121
Total current assets	5,069

Other assets:
Property & equipment- net	21,166

Total assets	$26,235

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$461
Bank loan payable	5,000
Total current liabilities	5,461

Shareholder advances payable	49,934
Total liabilities	55,395

Common stock	2,000
Additional paid in capital	25,500
Accumulated deficit	(56,660)
Total shareholders' equity	(29,160)

Total Liabilities & Shareholders' Equity	$26,235

#

11. Commitments and Contingencies

The Company is not committed to any non-cancelable leases for office space.

The Company is the lessee of certain office equipment accounted for as a capital lease. The assets and liabilities of the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset purchased.  Interest on the capital lease has been imputed at 17.50%.  The capital leases are amortized over the term of the lease or the estimated useful life of the asset, whichever is less.

The minimum future lease payments on the capital lease at December 31, 2003 are as follows:

2004	$6,000
2005	6,000
2006	4,892

Total minimum lease payments	$16,892

Less amounts representing interest	(3,631)

Present value of net minimum lease payments	$13,261

12.  Litigation

A former creditor of the Company has filed a claim for collection for $150,000 in Federal Court in the Western District of Texas.  The Company is currently in settlement negotiations with the creditor and the court has granted an extension to the Company to file an answer.  The Company has accrued the settlement in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2003.

#

13. Debt

The following is a listing of loans payable to banks at December 31, 2003 and December 31, 2002:

	2003	2002

Unsecured line of credit at interest at 23%	$4,936	$3,446

Demand note payable due to a bank secured by the
assets of PSI with interest at 8.50%. The note is
included in net liabilities of discontinued operations
in the consolidated balances sheet in fiscal 2003	0	14,887

Total loans payable to banks	$4,936	$18,333

The following is a listing of notes payable at December 31, 2003 and December 31, 2002:

	2003	2002

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000	$3,000

Note issued in June 2001 to unaffiliated individuals at 12% due in June 2002. The note is currently in default. The note was assumed by the purchaser of the oil and gas lease assets
in November 2003.	0	50,000

Note issued by a company in September 2000 at no-interest. The minimum monthly payment was $25,000 or 80% of the net
proceeds from the oil and leases. The note was assumed by the
purchaser of the oil and gas lease assets in November 2003.	0	399,800

Total notes payable	3,000	452,800
Less current maturities	(3,000)	(353,000)
Long term notes payable	$0	$99,800

#

14. Related Party Debt

The following is a listing of notes payable and advances from shareholders at December 31, 2003 and December 31, 2002:

	2003	2002

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$146,525	$126,929

Unsecured notes due to a shareholder due on demand interest at 12%	29,500	36,800

Unsecured note due to a shareholder due on demand interest at 12%	4,000	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000	10,000

Unsecured note payable due on demand at interest of 9.50% due to
a shareholder and officer of the Company	245,000	245,000

Note issued to a shareholder in March 2001 at 20% interest. The monthly payment is interest only with principle due at maturity in
April 2003. The note was assumed by the purchaser pf the oil
and gas lease assets in November 2003.	0	366,067

Unsecured note payable due on demand at interest of 10% due to
a shareholder of the Company	10,000	10,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	193,654	407,766

Total advances and note payable to shareholders	$638,679	$1,206,562

15. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash.  The Company deposits certain funds with a bank located in England where there is no insurance on bank deposits.  As of December 31, 2003, the Company’s uninsured deposits amounted to $38,998.

During the year ended December 31, 2002, one customer accounted for all of the Company’s sales revenues.

The Company relies on the financial support of officers and shareholders.  A withdrawal of this support would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

#

16. Income Tax Provision

Provision for income taxes is comprised of the following:
	2003	2002

Net loss before provision for income taxes	($1,309,704)	($503,325)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(743,307)	(509,148)
Allowance for recoverability	743,307	509,148
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$743,307	$509,148
Allowance for recoverability	(743,307)	(509,148)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

17. Related Party Transactions

During fiscal years 2003 and 2002, the chief executive officer and shareholder provides office space to the Company at no cost to the Company.

#

18. Subsequent Events

In February and March 2004, the Company issued 1,752,700 shares of common stock to consultants for services rendered.

In January 2004, the Company sold IGHI and its subsidiaries to another company.  The Company retained 100% of IYSG and received 10% of the issued and outstanding shares of the purchasing company in the transaction.

In April 2004, the Company raised $500,000 by issuing convertible debentures.  The debentures are convertible into 12,500,000 shares of common stock, have no interest rate, and mature in April 2009.

19. Off-Balance Sheet Risk

The Company acts as general contractor on marine sales. As a contractor, the Company is responsible for the performance of the entire contract and may be liable for personal injury or property damage caused by subcontractors. Such activities may expose the Company to significant off balance sheet risk

Should a loss in excess of insured limits under its general liability or excess liability insurance occur, such loss could have a material adverse effect on the Company’s financial position.

The Company seeks to control these risks by carrying business insurance in the amount of 10 million sterling.  In addition, no boat is sold unless it undergoes a UK certified inspection process.

#

ITEM 8 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND

FINANACIAL DISCLOSURE

(a.)  Our auditing firm, Henry Schiffer, C.P.A., an Accountancy Corporation ("Schiffer"), during the process of the Company’s Fiscal Year ended December 31, 2003 audit had failed to notify the Registrant that Public Company Accounting Oversight Board ("PCAOB") had notified them that the Securities and Exchange Commission would no longer accept their statements.

We received notice of this on March 19, 2004, whereon Schiffer informed the Registrant of the PCAOB notice and thereafter resigned.

Our decision to take action to change accountants was approved by the Board telephonically on March 20, and 21, 2004.

During our two most recent fiscal years, and any subsequent interim period preceding the resignation on March 19, 2004, there were no disagreements with the former accountant, Schiffer, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Schiffer, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his reports.

Schiffer did not advise us that internal controls necessary to develop reliable financial statements did not exist; no information had come to Schiffer's attention which would make him unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management. Schiffer did not advise the registrant that the scope of the audit should be expanded significantly, or that information had come to his attention that would materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, dated April 14, 2003 (including information that might preclude the issuance of an unqualified audit report).

(b.) We have retained the services of Donahue Associates, L.L.C., Monmouth Beach, New Jersey ("Donahue") as of March 26, 2004, as our principal accountant.

We did not contact the new accountant prior to its engaging the new accountant regarding the application of accounting principals to a specified transaction, or the type of audit opinion that might be rendered on the registrant's financial statements.

We did not contact the new accountant prior to its engaging the new accountant regarding any matter that was either the subject of a disagreement or a reportable event.

We have provided a copy of this report, on or prior to the date of filing this report with the Commission, to Schiffer, requesting that he furnish us with a letter addressed to the Commission stating his approval of or disagreement with the disclosures made herein. Schiffer's letter is attached as an exhibit to an amended 8-K report filed with the Commission on March 29, 2004.

Due to the actions of our accountants we have been delayed in the filing of our Form 10-KSB for the year ended December 31, 2003, due on or before March 30, 2004. Further, we expect further delays in the filing of the International Group Holdings, Inc. (“IGHI”) financial statements and pro forma, including the filing of an amended Preliminary 14C Information Statement regarding the exchange acquisition with IGHI, as a result of the above stated actions.

ITEM 8A. CONTROLS AND PROCEEDURES

---------------------------------

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




                                       POSITION

NAME                     AGE           WITH COMPANY

------                   ---           ------------

Mel Herzog,               83           Chairman, and Chief Executive Officer

Dennis R. Alexander       49           President, and Director

Gregg Fryett              38           Executive Vice President and Director, and CEO of

                                         International Yacht Sales Group, Ltd.

Larry W. Trapp            61           Chief Financial Officer, Vice President, and Dir.

Charles Alliban           52           Director of the Company, CFO and Director of IYSG

Melvena Alexander,        69           Secretary and Comptroller

Peter Fryett              64           Director of the Company, Director of IYSG

Thomas J. Richards,       57           Advisory Board Member

Note:  Dennis  R.  Alexander,  President  and  Director,  is the son of  Melvena

Alexander, Secretary and Comptroller. Gregg Fryett, Vice President and Director is the son of Peter Fryett, Director.

Mel Herzog has been Chairman of the Board, Chief Executive Officer, and Director of the Company May 18, 1999 through January 26, 2004. From September 1998 he was a founder, and from January 19, 1999, through acquisition processes with the Company, served as Chairman and CEO of Energy Producers Group, Inc. Mr. Herzog served as Chairman and CEO of U.S. Power Systems, Inc., a development stage mining, resource and related technology based publicly held company from September 17, 1993  until January 1, 2000 and prior to that period had served as its Vice president for 14 years.  Mr. Herzog is a Graduate in Industrial Design from Institute of Design, Chicago, IL, and received a certificate for product  development from Illinois Institute of Technology.

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

Gregg Fryett, Director and Executive Vice President of the Company, and CEO of our International Yacht Sales Group, Ltd. subsidiary operations. Mr. Fryett is the newly appointed Chairman and CEO of the Company beginning January 27, 2004 having been appointed initially as VP and Director of the Company effective the 17th December 2003. From April 3rd, 2003 through appointment to EGPI, he served as President of International Group Holdings Inc, a Utah OTC corporation. Prior to this, he was Director of the marine sales operations based in the UK. Mr. Fryett will be working full time devoting 40-80 hours per week overseeing the marine division.

Charles Alliban, Director of the Company, and Director and CFO of our International Yacht Sales Group, Ltd. subsidiary operations newly appointed on December 17, 2003 until January 26, 2004. On January 27, 2004 Mr. Alliban was appointed Chief Financial Officer and Director of the Company. From April 3rd, 2003 until appointment with the Company, Mr. Alliban was the CFO and Director for International Group Holdings Inc., a Utah publicly traded corporation. He has been a practicing accountant in the UK for the past 22 years. He will be working full time with the marine division maintaining accounting controls and systems. He will be working a minimum of 40 hours per week for the company.

Peter Fryett, Director of the Company, and Director of International Yacht Sales Group, Ltd. subsidiary operations. Peter Fryett is a newly appointed director of the Registrant effective 17th December 2003. He has been operating his marine contracting business in the South West of the UK for the last 19 years. He will be on the board in an advisory role and will make available time only as required.

Larry W. Trapp serves as CFO, Vice President, and Director since March 15, 2003, through January 26, 2004 having been a Vice President, and Director of the Company since June 17, 1999 and served as  Treasurer  since  August 1, 2000.  In September 1998 he was a founder,  and from June 17, 1999 through the acquisition processes with the Company,  served as Director of Energy Producers Group, Inc. From November 14, 1994 to the present, Mr. Trapp has been employed as a reservation  sales agent (RSA) at Southwest  Airlines. Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University.

Melvena Alexander serves as Secretary since March 15, 2003 having been  Secretary and  Comptroller of the Company since  May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the  acquisition  processes  with the  Company  served  as  Secretary  of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares  financial  statements and tax reports. From October 1998 through April 16, 2004 she worked in the  Department  of  Patient  Finance at Arizona State  Hospital as an Accounting Technician 11. Mrs. Alexander graduated from the Arizona State  University  with  a  B.S.  in  Accounting, received  a CPA Certificate, State of Arizona # 5096E. She is a member of AICPA and the American Society of Women  Accountants. Mrs. Alexander devotes a minimum of 40 hours per week, and more as required, to the business of the Company.

Advisory Board

--------------

Thomas J. Richards has been a member of the Advisory  Board of Energy  Producers Inc., since February 4, 2000 until January 26, 2004. From July 1999 until  February 4, 2000 he informally assisted Mr. Alexander in advisory capacity toward areas of research and project review for Energy Producers, Inc. and has provided additional evaluations for a number of potential projects requested for review by the Company's Directors. From September through July  1999 Mr. Richards assisted Management, participating initially as an advisor on an informal basis. From January 1996 until December 1998, he was self employed, involved in rehabilitation of residential Real Estate. Mr. Richards holds a BA degree in Economics from Beloit College.

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

Note: Mr. William A. Sanders, advisor of the company passed away in late January of 2003. Mr. Sanders was less than a 5% beneficial owner of the Company’s common stock.

ITEM 10 - EXECUTIVE COMPENSATION

--------------------------------

The following summary Compensation Table sets forth all cash compensation paid, distributed  or  accrued  for  services,  rendered  in all  capacities  based on agreements with consulting firms providing for the Company's  Management  during the fiscal years ended,  December 31, 2003 and 2002. The Company  presently does not retain any employees  and payments are made for services as  available.  All other tables  required to be reported  have been  omitted,  as there has been no compensation  awarded  to,  earned  by or paid to any of the  executives  of the Company that is required to be reported other than what is stated below.

                         Summary Compensation Table

                                  Other         Restricted

Name and                          Annual        Stock

Principal Position         Year   Compensation  Award

------------------         ----   ------------  ----------

Academy Research (1)       2003    $  -0-       -0-

                           2002    $  -0-       -0-

Global Media Network       2003    $  -0-       -0-

USA, Inc. (2)              2002    $  -0-       -0-

Dennis R. Alexander (3)    2003    $  -0-       2,000,000

President

   2002    $  -0-       -0-

Melvena Alexander (4)      2003    $  -0-       -0-

CPA

                     2002    $  -0-       -0-

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

(3) On July 1, 2003,  the Board of Directors  of the Company  approved by a majority vote a bonus award of restricted stock to its President.  The shares were issued pursuant to an  exemption from  registration as provided in  Section 4(2) of the Securities Act of 1933 (also see "Certain  Relations and Related Transactions" for additional discussion on agreements with individual consulting firms and other information regarding this bonus).

(4) Melvena Alexander our Secretary and Comptroller provides contracted services through  Melvena  Alexander  CPA,  an entity  she owns.  Melvena  Alexander CPA accrued $60,000 in 2002, and was paid 0 in fiscal year 2003 for  providing the services of Melvena  Alexander. (also  see  "Certain  Relations  and Related Transactions" for additional discussion on agreements with individual consulting firms).

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------

The following  table sets forth  certain  information  regarding the  beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more  than  five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of December 31, 2003. Unless otherwise indicated, the company believes that the persons named in the table below, based on  information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of          Name and Address                 Beneficial           Percent

Class             Beneficial Owner                 Ownership            of Class

------            ----------------                 ----------           --------

Common            Gregg Fryett                     6,690,000 (1)         18.54%

                  50 Reddenhill Road

                  Torquay Devon

                  United Kingdom

                  X0

                  TQ1 3RR

Common            Jay C. Wilson                     1,840,335 (2)        5.10%

                  124 South First Street

                  Stephens, Arkansas 71764

Common            Larry W. Trapp                    2,620,000 (3)        7.26%

                  7944 E. Beck Lane, Suite 200

                  Scottsdale, Arizona 85260-1774

Common            Mel Herzog                        1,802,500 (4)        5.18%

                  P.O. Box 15666

                  Scottsdale, Arizona 85267-5666

Common            David J. Kronenberg               1,628,200 (5)        4.51%

                  7944 E. Beck Lane, Suite 200

                  Scottsdale, Arizona 85260-1774

Common            Charles Alliban                     200,000            0.55%

                  The White House, Luscombe Rd

                  Paignton, Devon

                  United Kingdom

                  X0

                  TQ33XW

Title of          Name and Address                 Beneficial           Percent

Class             Beneficial Owner                 Ownership            of Class

------            ----------------                 ----------           --------

Common            Melvena Alexander                   765,000 (6)        2.12%

                  6564 Smoke Tree Lane

                  Scottsdale, Arizona 85253

Common            Peter Fryett                      2,480,000 (7)        6.87%

                  153 Ductly Dr

                  Paignton, Devon

                  United Kingdom

                  X0

                  TQ31EW

Common            Dennis R Alexander                3,512,500 (8)        9.73%

                  5423 E. Piping Rock Road

                  Scottsdale, Arizona 85254

Common            Thomas J. Richards                  980,000 (9)        2.71%

                  7944 E. Beck Lane, Suite 200

                  Scottsdale, Arizona 85260-1774

Common            All Officers and Directors

                  as a Group                       22,518,810           62.07%

-------------------

(1) Includes 4,690,000 shares owned directly by Mr. Gregg Fryett and 2,000,000 shares owned by Mrs. Rachel Fryett his wife. Gregg Fryett is the son of Peter Fryett.

(2) Jay C.  Wilson has voting  power for the shares  owned by Leanna  Wilson his daughter and the owner of 1,755,915 shares. Lenna Jenson is also the daughter of Jay C. Wilson and sister to Leanna Wilson,  and holder of 84,695.  Juanita Whitt is Manager at Producers Supply, Inc. and owns 29,725 shares.  There is no family relationship  between  Juanita  Whitt and Jay C. Wilson. Mr. Wilson has recently relinquished control over her shares.

(3) Includes  1,362,500  shares owned directly by Mr. Trapp. He is the Parent of Michael Trapp, whose 657,500 shares are included in his total. Also included are 600,000 shares of common  restricted  stock under  presently  exercisable  stock options,  which may be purchased by Mr.  Trapp.  Not reflected are 62,500 shares gifted to Thomas J. Richards, Advisor (7), and Melvena Alexander, Secretary (5).

(4) Includes  1,187,500  shares owned by the Herzog  Revocable  Living Trust JT Grantors,  and 15,000 shares owned by his wife Charlotte  Herzog.  Also included are 600,000 shares common restricted stock under presently  exercisable options, which may be purchased  by the Herzog  Revocable  Living Trust JT Grantors.  Not included in the table are 62,500  shares gifted to Thomas J.  Richards,  Advisor (5), and 25,000 shares gifted to Melvena Alexander, Secretary (5).

(5) Included in the table are 1,037,500 shares owned by the DJ and SM Kronenberg Family Limited  Liability  Limited  Partnership  (LLLP) that Mr. Kronenberg is a Limited Partner of with his wife Sheryl M. Kronenberg. Included in the table are 30,000 shares owned by David J.  Kronenberg,  CPA, PC, Profit-  sharing  Pension Plan. Also included in the table are 500,000 shares of common  restricted  stock under  presently  exercisable  stock  options,  which  may be  purchased  by Mr. Kronenberg,  and 10,700 shares owned indirectly  through Royal Crest, LLC, which is managed by him. Not included in the table are 40,000  shares gifted to Ronald and Marie Mencaraelli,  sister and brother-in-law;  40,000 gifted to Anthony and Clare  Fernandez,  sister and  brother-in-law;  and 20,000 shares gifted to Rita Kronenberg, sister; 62,500 shares gifted to Thomas J. Richards, advisor (5); and 25,000 shares gifted to Melvena Alexander, Secretary (7).

(6) Includes 165,000 shares owned directly by Mrs. Alexander, and 100,000 shares as the total of all gifts  aggregated,  as  received by her from Mel Herzog (3), Dennis  Alexander (6), David  Kronenberg (4), and Larry Trapp (2). Also included are 500,000 shares of common restricted stock under presently  exercisable stock options,  which may be purchased by Mrs.  Alexander.  Not reflected in the table are 10,000 shares gifted to Bud Hirk from her original shares.

(7) Includes 1,380,000 shares owned directly by Mr. Peter Fryett, and 1,100,000 in the name of his wife, Marion Fryett.

(8) Includes 2,412,500 shares owned directly by Mr. Alexander, and 300,000 in the name of his wife,  Deborah L. Alexander.  There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children,  and he has voting  power over 50,000 in the name of Aaron  Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife's adult children. Also  included are 600,000  shares of common  restricted  stock under  presently exercisable  stock  options,  which  may  be  purchased  by Mr.  Alexander.  Not reflected are 25,000  shares gifted to Melvena  Alexander  (5),  Secretary, and 62,500 shares to Thomas J. Richards, advisor (5). Dennis Alexander is the son of Melvena Alexander.

(9) Includes 230,000 shares owned directly by Mr.  Richards,  and 250,000 shares as the total of all gifts aggregated, as equally received by him from Mel Herzog (3),  Dennis  Alexander  (6),  David  Kronenberg  (4), and Larry Trapp (2). Also included  are  500,000  shares  of  common   restricted  stock  under  presently exercisable stock options, which may be purchased by Mr. Richards.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------

Promissory Notes payable to Larry W. Trapp, formerly a director and currently a shareholder of the Company. $14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due May 1, 2003. A second note for $22,000 was issued August 16, 2002 with interest at 12% per annum. Due May 1, 2002. Both notes have been renegotiated with part of the balance due to be paid in stock, part in cash, and part forgiven. Unpaid balance is $29,500, and amount is current at March 31, 2004. The note is due on demand.

Promissory Notes Payable to Thomas J. Richards.

Total for all notes owed is $146,525, the principal balance. Status: Notes are all current at March 31, 2004. All are due May 1, 2004 or sooner on demand. Thomas J. Richards has been and advisor/consultant, and is currently a shareholder of the Company.

Unsecured,  Demand Note Payable to Dennis R. Alexander, President, director and shareholder for funds loaned to the Company. Amount: $109,780. (Note is current at March 31, 2004).

Unsecured, Demand Note Payable to Melvena Alexander, CPA, Secretary and Comptroller for accrued services for the Fiscal Year ended 2002. Amount: $60,000. (Note is current at March 31, 2004).

Unsecured amounts owed to officers and Shareholders for un-reimbursed Company expenses paid by individuals: Dennis R. Alexander, $2,050, Melvena Alexander $4,103.

Contracts

---------

The Company has contracts with various  entities  (owned by related  parties) to provide accounting,  management,  and other professional services. The entities, their owners and their amounts are as follows:

  Paid           Accrued

   -------------     ------------

Entity                            Related Party          2003     2002     2003    2002

-------                           -------------          ----     ----     ----    -----

Academy Research                  Mel Herzog (1)         $-0-     $-0-     $-0-    78,000

Global Media Network USA, Inc.    Dennis R. Alexander (2)$-0-     $16,840  $-0-    79,160

Melvena Alexander, CPA            Melvena Alexander (3)  $-0-     $-0-     $-0-    60,000

----------------

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

                                                 Restricted Stock

-----------------

(1) Dennis R. Alexander is President and Director of the Company.

Note Payable in the amount of $15,629 to David J. Kronenberg. This Demand Note was issued July 6, 2002. The Note is non-interest bearing. David Kronenberg is a Director and Shareholder.

Note in the amount of $4,000 payable to the Harlow Corporation. The Note was issued February 14, 2002 with interest at 12% per annum. Due May 1, 2003. The Harlow Corporation is an entity wholly-owned by William V. Harlow, Jr., a Shareholder.

Effective on December 1, 2003 the Company by the consent of a majority of its shareholders acquired 100% of the stock of International Group Holdings, Inc., a publicly held Utah Corporation and its wholly owned subsidiary International Yacht Sales Group, Ltd. of Great Britain. The acquisition was pursuant to an Agreement for the exchange of shares on a one for one basis with the Company. The transaction provided for the issuance of 17,051,156 restricted shares of the Company’s common stock to be issued in exchange for all the shares of International Group Holdings, Ltd. or 17,051,156 restricted shares of its issued and outstanding common stock. The majority vote of the shareholders of International Group Holdings, Ltd. was obtained. For accounting purposes, the Company was the legal acquirer in the transaction.

Simultaneous with the effective date and pursuant to the terms of the merger and exchange acquisition Agreement, International Yacht Sales Group, Ltd. effectively became a subsidiary wholly owned by the Company as a segment of its operations engaged and doing business in the Marine brokerage and charter industry. International Yacht Sales Group, Ltd. is combined and consolidated with the Company in its financial statements herein from the effective date commencing on December 1, 2003.

On December 29, 2003 the board of directors of the Company as then 100% shareholder or legal owner of 17,051,156 restricted shares of its wholly owned subsidiary International Group Holdings, Inc., approved a plan of reorganization whereby then newly appointed management of International Group Holdings, Inc. merged with World Wide Connect, Inc. a private Nevada corporation. Pursuant to the terms of the reorganization Agreement plan steps, the Company retains upon the effective date of the merger Agreement, a ten (10%) percent or 1,894,573 shares of restricted common stock ownership interest in the former International Group Holdings, Inc. now known as World Wide Connect, Inc. The Company’s retained 10% interest is non dilute able for a period of one year.

The Company is provided its corporate office space on a month-to-month basis. The Company's arrangement is for no fee with a non affiliated party (a co-sharing basis) approximately 1,000 square feet of office space for its  headquarters located at 7944 E. Beck Lane, Suite 140, Scottsdale, Arizona 85260-1774, and its telephone number is (480) 778-0488. Duration of the arrangement is within the non-affiliate party's 2-year renewable lease provisions. The Company has the same terms as to duration and roll over options and plans to lease or acquire facilities when appropriate or required.

The Chairman of International Yacht Sales Group, Ltd. (IYSG) Mr. Gregg Fryett, has lent out part of the building located at The Boat House, Shore Road, Warsash Southampton SO31 9FR UK, for the IYSG management operations, and the Company International offices free of charge until the end of this financial year. Future rent is under negotiation. Its telephone number is (+44) (0) 1264 347237.

                                     PART IV

                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------

(a)      Exhibits

Exhibit No.    Description

-----------    -----------

14             Code of Ethics of Energy Producers, Inc.

23.1           Consent of Donahue Associates, LLC

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

          Current Report on Form 8-K dated December 1, 2003 to report under Item 1 and 7 that the Company entered into an exchange agreement with International Group Holdings, Inc.

          Current Report amended on Form 8-K/A dated December 1, 2003 amending Item 1 and the exhibit originally filed on December 5, 2003, and adds Item 2 regarding the Company’s exchange agreement with International Group Holdings, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

-----------------------------------------------

The Audit Committee has adopted a policy regarding the retention of the independent auditors that requires pre-approval of all services by the Audit Committee or the Chairman of the Audit Committee. When services are pre-approved by the Chairman of the Audit Committee, notice of such approvals is given simultaneously to the other members of the Audit Committee.

The Audit Committee has reviewed and discussed the fees paid to Henry Schiffer, C.P.A. during fiscal 2003 for audit, audit-related, tax and other services.

NOTE: Henry Schiffer, CPA the principal auditor in 2002 and 2003 withdrew from that position and was replaced by Donahue and Associates, LLC, who provided audit services for the December 31, 2003 required audit.

The Audit Committee has reviewed and discussed the audited financial statements with the Company's management; and discussed with Donahue and Associates, LLC independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by Donahue and Associates, LLC for the audit of the Company’s financial statements for that fiscal year were &7,000.

The aggregate fees billed during the last two fiscal years for professional services rendered by Henry Schiffer, C.P.A. for the audit of the Company’s financial statements for the fiscal year ended December 31, 2002 and for his review of financial statements included in the Company’s Form 10-QSB’s during the last two fiscal years ended December 31, 2003 and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $1,000 for fiscal 2003 and $5,000 for fiscal 2002.

Audit-Related Fees

Donahue and Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Henry Schiffer, C.P.A. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since December 22, 2003 Donahue and Associates has not provided any professional services for tax compliance, tax advice and tax planning.

Henry Schiffer, C.P.A. has billed us an aggregate of $3,000 in fiscal 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Aggregate fees billed for all other services rendered by Henry Schiffer, C.P.A. for Fiscal 2002 were $0.

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

                                                    ENERGY PRODUCERS, INC.

                                                         (Registrant)

                                                        /s/ Gregg Fryett

                                                        ----------------

                                                          Gregg Fryett

                                                        Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

/s/ Gregg Fryett                                April 26, 2004

----------------

Gregg Fryett, Chairman and CEO

               (Chief Executive Officer)

/s/ Dennis R. Alexander                         April 26, 2004

-----------------------

Dennis R. Alexander, Director/President

/s/ Charles Alliban                             April 26, 2004

------------------

Charles Alliban,  Director/Chief Financial

                   Officer/Treasurer

/s/ Peter Fryett                                April 26, 2004

-----------------------

Peter Fryett, Director