Form 10QSB
period 2004-03-31
ENERGY PRODUCERS INC
filed 2004-05-18
CIK 1106848

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d) of the

                            Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 2004

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

            37,441,668 Shares of common stock issued and outstanding.

                              ENERGY PRODUCERS, INC

                                     10-QSB

                                 March 31, 2004

                                Table of Contents

                                -----------------

PART 1: FINANCIAL INFORMATION

-----------------------------

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis

        or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .14

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . .16

PART II: OTHER INFORMATION

--------------------------

         Certifications

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  Energy Producers, Inc.

                                 Consolidated Balance Sheets

    As of March 31, 2004 and December 31, 2003

ASSETS	31-Mar-04	31-Dec-03
	(Unaudited)
Current assets:
Cash & interest bearing deposits	$227,668	$45,155
Accounts receivable	4,064	21,933
Total current assets	231,732	67,088

Other assets:
Property & equipment- net	1,443,973	1,523,812
Receivables from shareholders	29,505	167,890
Total assets	$1,705,210	$1,758,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$640,440	$462,334
Advances and notes payable- shareholders	666,453	638,679
Accrued interest payable	179,703	166,513
Deferred revenues	161,564	123,649
Loans payable to banks	16,698	4,936
Notes payable	3,000	3,000
Capital lease payable- current portion	0	3,989
Total current liabilities	1,667,858	1,403,100

Capital lease payable- non current portion	0	9,273
Total liabilities	1,667,858	1,412,373

Net liability of discontinued operation	29,096	29,096

Shareholders' equity:
Preferred stock, 50,000,000 shares authorized at par value $.001,
no stated dividend, none outstanding	$0	$0
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 37,441,668 at March 31, 2004 and
36,088,968 shares at December 31, 2003	37,442	36,089
Additional paid in capital	3,220,770	2,983,534
Accumulated deficit	(3,235,529)	(2,700,992)
Accumulated other comprehensive loss	(14,427)	(1,310)
Total shareholders' equity	8,256	317,321

Total Liabilities & Shareholders' Equity	$1,705,210	$1,758,790

See the notes to the financial statements.
3

                                    Energy Producers, Inc.

               Unaudited Consolidated Statements of Operations

  For the Quarters Ended March 31, 2004 and March 31, 2004

	31-Mar-04	31-Mar-03
Revenues:
Gross revenues	$208	$0
Less cost of sales	(47,666)	0

Net gross profit on sales	(47,458)	0

General and administrative expenses:
General administration	471,503	119,213

Total general & administrative expenses	471,503	119,213

Net loss from operations	(518,961)	(119,213)

Other revenues and expenses:
Other income	0	0
Interest expense	(15,576)	(33,833)

Net loss before provision for income taxes	(534,537)	(153,046)

Provision for income taxes	0	0

Net loss from continuing operations	(534,537)	(153,046)

Discontinued operations (net of tax)	0	63,609

Net loss	($534,537)	($89,437)

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.01)	($0.01)
Loss from discontinued operations	$0.00	$0.00
Loss per share	($0.01)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	36,459,568	13,217,812

See the notes to the financial statements.
4

     Energy Producers, Inc.

 Unaudited Consolidated Statements of Cash Flows

     For the Quarters Ended March 31, 2004 and March 31, 2003

	31-Mar-04	31-Mar-03
Operating Activities:
Net loss from continuing operations	($534,537)	($89,437)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation & amortization	78,677	1,141
Changes in other operating assets and liabilities :
Accounts receivable	19,031	(5,375)
Accounts payable and accrued expenses	403,578	(82,508)
Interest payable	13,190	0
Deferred revenues	37,915	0
Net cash used by operations	17,854	(176,179)

Investing Activities:
Purchase of property & equipment	0	0
Net cash used by investing activities	0	0

Financing Activities:
Payment of notes payable	(1,500)	(52,058)
Issuance of common stock	0	18,600
Loans received from shareholders	166,159	237,433
Net cash provided by financing activities	164,659	203,975

Net increase in cash during the period	182,513	27,796

Cash balance at beginning of the fiscal year	45,155	19,143

Cash balance at end of the period	$227,668	$46,939

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the financial statements.
5

                             Energy Producers, Inc.

        Unaudited Consolidated Statement of Changes in Shareholders’ Equity

                 For the Quarter Ended March 31, 2004

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at 1/1/04	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

Stock issued to consultants	1,352,700	1,353	237,236			238,589

Foreign currency
translation adjustment					(13,117)	(13,117)

Net loss for the period				(534,537)		(534,537)

Balance at 3/31/04	37,441,668	$37,442	$3,220,770	($3,235,529)	($14,427)	$8,256

	Comprehensive
	Loss

Foreign currency
translation adjustment	($13,117)

Net loss for the period	(534,537)

Comprehensive loss for the period	($547,654)

See the notes to the financial statements.
6

Energy Producers, Inc.

Notes to the Unaudited Financial Statements

For the Quarters Ended March 31, 2004 and March 31, 2003

NOTE: -UNAUDITED INTERIM INFORMATION

The accompanying  unaudited consolidated financial statements have been prepared in  accordance  with  generally  accepted  accounting   principles  for  interim financial  information  and with the  instructions to Form 10-QSB and Regulation S-B. Accordingly,  they do not include  all of the  information  and  footnotes required by generally  accepted  accounting  principles  for complete  financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

(1) The unaudited  financial  statements include the accounts of Energy Producers,  Inc. and include all  adjustments  (consisting  of normal  recurring items) which are, in the opinion of management,  necessary to present fairly the financial  position as of March 31, 2004 and the results of  operations  and cash flows for the three-month  period ended March 31, 2004 and March 31, 2003. The results of operations for the three-month  period ended  March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Net loss per common share has been computed as follows:

	31-Mar-04	31-Mar-03

Net loss from continuing operations	($534,537)	($153,046)

Net loss from discontinued operations	$0	$63,609

Total shares outstanding	37,441,668	13,217,812

Weighted average	36,459,568	13,217,812

Loss from continuing operations	($0.01)	($0.01)
Loss from discontinued operations	0.00	0.00
Loss per share	($0.01)	($0.01)

Options outstanding at March 31, 2004 are as follows.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2004	4,600,000

Issued	0
Expired	(400,000)

Outstanding at March 31, 2004	4,600,000	$0.90	3.10

4.   Common Stock Transactions

During the quarter ended March 31, 2004, the Company issued 1,352,700 shares of common stock to pay $238,589 of accrued consulting fees.

5.   Property and Equipment

A summary of property and equipment at March 31, 2004 is as follows.

Web site and software	$1,540,000
Office equipment & furniture	24,833
Accumulated depreciation	(120,860)

Net property & equipment	$1,443,973

The category for office equipment and furniture includes $24,833 of equipment acquired by capital lease agreement.  The amount of accumulated amortization of capital leases is included in accumulated depreciation and is $16,116.

6.    Litigation

A former creditor of the Company has filed a claim for collection for $150,000 in Federal Court in the Western District of Texas.  The Company is currently in settlement negotiations with the creditor and the court has granted an extension to the Company to file an answer.  The Company has accrued the settlement in accounts payable and accrued expenses in the consolidated balance sheets at March 31, 2004.

7.   Debt

The following is a listing of loans payable at March 31, 2004:

Unsecured line of credit at interest at 23%	$4,936

Settlement to Citicorp for office equipment	11,762

Total loans payable	$16,698

The following is a listing of notes payable at Matrch 31, 2004

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000

Total note payable	$3,000

7.   Debt, continued

The following is a listing of notes payable and advances from shareholders at March 31, 2004

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$146,525

Unsecured notes due to a shareholder due on demand interest at 12%	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000

Unsecured note payable due on demand at interest of 9.50% due to
a shareholder and officer of the Company	245,000

Unsecured note payable due on demand at interest of 10% due to
a shareholder of the Company	17,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	214,428

Total advances and note payable to shareholders	$666,453

8. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($534,537)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(960,329)
Allowance for recoverability	960,329
Provision for income taxes	$0

8. Income Tax Provision, continued

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$960,329
Allowance for recoverability	(960,329)
Deferred tax benefit	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The discussion and analysis  contained herein should be read in conjunction with the  preceding  financial  statements  and  the  information  contained  in  the Company's  Form  10-KSB  as  amended.  Except  for  the  historical  information contained  herein,  the matters  discussed in this Form 10-QSB  contain  forward looking  statements  within the meaning of Section 27A of the  Securities Act of 1933,  as amended,  and Section 21E of the  Securities  Exchange Act of 1934, as amended,  and the Private Securities  Litigation Reform Act of 1995,  including, among others (i) expected changes in the Company's  revenues and  profitability, (ii) prospective  business  opportunities  and (iii) the Company's  strategy for financing its business,  that are based on management's beliefs and assumptions, current  expectations,  estimates,  and  projections.  Statements  that  are not historical facts, including,  without limitation,  statements which are preceded by,  followed  by, or  include  the words  "believes,"  "anticipates,"  "plans," "expects,"   "may,"  "should,"  or  similar   expressions  are   forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the company to control or  predict.  These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. Many of the risks and uncertainties that could cause actual results to differ materially from those anticipated are beyond the ability of the Company to control or predict. Those risks and uncertainties  include but are not limited to: The risk of significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, inflationary and deflationary conditions and cycles, currency exchange rates effecting product demand, changing government regulations domestically and internationally effecting the marine industry, including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing. All  subsequent  written  and  oral   forward-looking   statements attributable  to the Company,  or persons  acting on its behalf,  are  expressed qualified  in  their  entirety  by  these  cautionary  statements.  The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Management’s Discussion and Analysis of Financial Condition

The Company was incorporated in the State of Nevada October 1995 as Sterling Market Positions, Inc. Effective June 24, 1999 the Company changed its name to Energy Producers, Inc.

In August 1999 the Company acquired by Energy Producers Group Inc. and its wholly owned subsidiary, Producers Supply, Inc.(PSI), an oil and gas service company located in Stephens, Arkansas.  PSI was discontinued by management in fiscal year 2003.

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

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases.  Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company's business activities.

To the extent possible, the following discussion will highlight the activities of the Company’s business activities for the quarters ended March 31, 2003 and March 31, 2004.

I. Results of Operations

Comparison of operating results

The Company had no significant commission revenues from its on-line yacht sales in Q1 2004.  Cost of sales included fixed costs allocated to yacht sales that are not dependent upon commissions generated.  The Company had a net gross loss on revenues of $47,458.

The revenues from the Company’s oil and gas lease activities from Q1 2003 are included in discontinued operations as well as that segment’s cost of sales and allocated general administrative expenses.  The segment was sold in Q3 2003.

General and administrative expense for Q1 2004 increased significantly to $471,503 compared to $119,213 in Q1 2003, and increase of 296%.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.  Consulting and professional fees increased approximately $250,000 in Q1 2004 over Q1 2003.

After deducting general and administrative costs, the Company experienced a loss from operations of $518,961 for the Q1 2004, compared to an operating loss of $119,213 for the same period last year.

Interest expense decreased in Q1 2004 to $15,576 compared to $33,833 in Q1 2003.  A significant amount of the Company’s debt was sold in Q3 2003 along with the Company’s oil and gas leasing segment.

Net loss for Ql 2004 was $534,537, or $0.01 per share compared to a loss of $89,437, or $0.01 per share for Q1 2003.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2004 cash on hand was $227,668 as compared with $45,155 at December 31, 2003.  During the period the Company received $166,159 by from shareholders and paid $1,500 of a note payable.  Most of the bills associated with Q1 2004 are unpaid at March 31, 2004 hence operations added cash of $17,854.

The Company does not expect any material capital expenditures in fiscal year 2004.

At January 31, 2004, the Company had working capital deficit of $1,436,126 compared to a working capital deficit of $1,336,012 at December 31, 2003. Working capital decreased mainly as a result of operating losses.

Total assets at March 31, 2004 were $1,705,210 as compared to $1,758.790 at December 31, 2003.

The Company's total stockholders' equity decreased $309,065 from December 31, 2003 to $8,256 at March 31, 2004.  Stockholders’ equity decreased by $534,537 from operating losses in Q1 2004. In addition, the Company issued 1,352,700 shares of common stock valued at $238,589 to consultants for services rendered prior to December 31, 2003.  Finally, the Company recognized a loss of $13,117 from translating British based operations to US dollars at March 31, 2004.

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

Item 2 - CHANGES IN SECURITIES

(*) In October 2003 the Company issued or subscribed for issuance 100,000 shares of its common restricted stock to the following person. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

                                     Share       Type of           Fair Market Value

Name                        Date     Amount      Consideration     of Consideration

----                        ----     ------      -------------     -----------------

Staci Karow (1)            2/11/03   100,000      Business Advisor  $ 8,000.00

                                                 Restricted Stock

______________

(*) $8,000 of the financing proceeds in the immediately preceding table were used primarily for Business Consulting Services.

(1) The individual listed in the immediately preceding table is not an affiliate, director, or officer of the Company.

On February 15, 2004 the Board of Directors of the Company approved by a majority vote a further filing of a Form S-8 Registration Statement for a stock incentive plan, which was filed with the Commission February 18, 2004.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5 - OTHER INFORMATION:

We are in negotiation with various potential merger partners to expand the asset base of the corporation. If a merger transaction is closed, the Registrant will report the event on a Form 8-K.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description

31.1           CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           CEO Certification Pursuant to 18 U.S.C. SECTION 1350

32.2           CFO Certification Pursuant to 18 U.S.C. SECTION 1350

(b)      Reports on Form 8-K

          Amendment No. 2 to Current Report on Form 8-K/A dated December 1, 2003, filed February 17, 2004, to amend the date for the transfer of shares as previously stated in Item 1 and Item 2, and added Item 5 to report the status of the financial statements of International Group Holdings, Inc. required by Item 7

          Amendment No. 3 to Current Report on Form 8-K/A dated December 1, 2003, filed March 26, 2004, to report Item 4, Changes in the Registrant's Certifying Accountant and under Item 5, the resultant delay in reporting the financial statements of International Group Holdings, Inc. required by Item 7.

          Amendment No. 4 to Current Report on Form 8-K/A dated December 1, 2003, filed March 26, 2004, to amend Item 4, Changes in the Registrant's Certifying Accountant.

          Current Report on Form 8-K, dated March 3, 2004, filed March 26, 2004 to report under Item 5 the decision of Registrant to not acquire AC Sports.

SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

ENERGY PRODUCERS, INC.

/s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chairman and CEO

Date:  May 17, 2004