Form 10QSB
period 2004-06-30
ENERGY PRODUCERS INC
filed 2004-08-09
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

and Exchange Act of 1934.

For the quarterly period ended June 30, 2004

Commission File Number: 0-32507

Energy Producers, Inc.

(Exact name of registrant as specified in its charter.)

NEVADA (State or other jurisdiction of incorporation or organization)	8-0345961 (I.R.S. Employer Identification No.)

6564 Smoke Tree Lane

Town of Paradise Valley, Arizona             85253

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (480) 948-6581

7944 E. Beck Lane, Suite 140, Scottsdale, AZ  85260,  (480) 778-0488

(Former address and phone number if changed since last report)

Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

YES [X]          NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:

43,376,668 Shares of common stock issued and outstanding.

ENERGY PRODUCERS, INC

(formerly Sterling Market Positions, Inc.)

10-QSB

June 30, 2004

Table of Contents

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets – Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3

Consolidated Statement of Operations-Six and Three months . . . . . . . . . . . . . . . . .

4

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

5

Consolidated Statement of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . .

6

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .

7

Item 2. Management's Discussion and Analysis

        or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

15

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

16

Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

16

Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .

17

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

         Certifications

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  Energy Producers, Inc.

                     Unaudited Consolidated Balance Sheets

    As of June 30, 2004 and December 31, 2003

ASSETS	30-Jun-04	31-Dec-03

Current assets:
Cash & interest bearing deposits	$306,687	$45,155
Accounts receivable	401,069	21,933
Total current assets	707,756	67,088

Other assets:
Property & equipment- net	1,352,966	1,523,812
Receivables from shareholders	29,152	167,890
Total assets	$2,089,874	$1,758,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$692,764	$462,334
Advances and notes payable- shareholders	749,922	638,679
Accrued interest payable	249,107	166,513
Deferred revenues	0	123,649
Loans payable to banks	0	4,936
Notes payable	3,000	3,000
Capital lease payable- current portion	0	3,989
Total current liabilities	1,694,793	1,403,100

Capital lease payable- non current portion	0	9,273
Convertible debentures payable-net	151,581	0
Total liabilities	1,846,374	1,412,373

Net liability of discontinued operation	29,096	29,096

Shareholders' equity:
Preferred stock, 50,000,000 shares authorized at par value $.001,
no stated dividend, none outstanding	$0	$0
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 43,376,668 at June 30, 2004 and
36,088,968 shares at December 31, 2003	43,377	36,089
Additional paid in capital	4,302,665	2,983,534
Accumulated deficit	(4,177,199)	(2,700,992)
Accumulated other comprehensive loss	45,561	(1,310)
Total shareholders' equity	214,404	317,321

Total Liabilities & Shareholders' Equity	$2,089,874	$1,758,790

See the notes to the financial statements.

                                    Energy Producers, Inc.

               Unaudited Consolidated Statements of Operations

         For the Six and Three Months Ended June 30, 2004 and June 30, 2003

	6 Months	6 Months	3 Months	3 Months
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
Revenues:
Gross revenues	$320,714	$159,202	$320,506	$71,201
Less cost of sales	(62,699)	(42,896)	(15,033)	(18,504)

Net gross profit on sales	258,015	116,306	305,473	52,697

General and administrative expenses:
General administration	1,546,764	245,358	1,075,261	126,145

Total general & administrative expenses	1,546,764	245,358	1,075,261	126,145

Net loss from operations	(1,288,749)	(129,052)	(769,788)	(73,448)

Other revenues and expenses:
Other income	34,903	147,975	34,903	147,975
Interest expense	(222,361)	(78,811)	(206,785)	(44,978)

Net loss before provision for income taxes	(1,476,207)	(59,888)	(941,670)	29,549

Provision for income taxes	0	0	0	0

Net loss from continuing operations	(1,476,207)	(59,888)	(941,670)	29,549

Discontinued operations (net of tax)	0	0	0

Net loss	($1,476,207)	($59,888)	($941,670)	$29,549

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.04)	($0.00)	($0.02)	$0.00
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00
Loss per share	($0.04)	($0.00)	($0.02)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	39,018,718	13,827,812	42,185,790	13,827,812

See the notes to the financial statements.

     Energy Producers, Inc.

 Unaudited Consolidated Statements of Cash Flows

        For the Six Months Ended June 30, 2004 and June 30, 2003

	30-Jun-04	30-Jun-03
Operating Activities:
Net loss from continuing operations	($1,476,207)	($59,888)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation & amortization	189,604	2,147
Consulting expense	644,150	0
Interest expense	222,361	78,811
Changes in other operating assets and liabilities :
Accounts receivable	(379,136)	(6,373)
Accounts payable and accrued expenses	471,384	(16,105)
Deferred revenues	(123,649)	0
Net cash used by operations	(451,493)	(1,408)

Investing Activities:
Purchase of property & equipment	(18,758)	0
Net cash used by investing activities	(18,758)	0

Financing Activities:
Payment of notes payable	(18,198)	(129,501)
Issuance of common stock	0	53,000
Issuance of convertible debentures	500,000	0
Loans received from shareholders	249,981	86,184
Net cash provided by financing activities	731,783	9,683

Net increase in cash during the period	261,532	8,275

Cash balance at beginning of the fiscal year	45,155	19,143

Cash balance at end of the period	$306,687	$27,418

Supplemental disclosures of cash flow information:
Interest paid during the period	$2,100	$10,530
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

                             Energy Producers, Inc.

        Unaudited Consolidated Statement of Changes in Shareholders’ Equity

                  For the Six Months Ended June 30, 2004

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at 1/1/04	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

Stock issued to consultants	5,687,700	5,688	881,948			887,636

Conversion of convertible debt	1,600,000	1,600	14,400			16,000

Beneficial conversion feature			422,783			422,783

Foreign currency
translation adjustment					46,871	46,871

Net loss for the period				(1,476,207)		(1,476,207)

Balance at 6/30/04	43,376,668	$43,377	$4,302,665	($4,177,199)	$45,561	$214,404

	Comprehensive
	Loss

Foreign currency
translation adjustment	$46,871

Net loss for the period	(1,476,207)

Comprehensive loss for the period	($1,429,336)

See the notes to the financial statements.

Energy Producers, Inc.

Notes to the Unaudited Financial Statements

For the Six Months Ended June 30, 2004 and June 30, 2003

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

Warrants to purchase 4,200,000 shares of common stock were outstanding at June 30, 2004.  In addition, the Company issued convertible debt in April 2004.  The Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  The common stock equivalents of the warrants outstanding and the convertible debt are not included in the computation of loss per share because their effect would be antidilutive.

Net loss per common share has been computed as follows:

	30-Jun-04	30-Jun-03

Net loss from continuing operations	($1,476,207)	($59,888)

Net loss from discontinued operations	$0	$0

Total shares outstanding	43,376,668	13,827,812

Weighted average	39,018,718	13,827,812

Loss from continuing operations	($0.04)	($0.00)
Loss from discontinued operations	0.00	0.00
Loss per share	($0.04)	($0.00)

Options outstanding at June 30, 2004 are as follows.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2004	4,600,000

Issued	0
Expired	(400,000)

Outstanding at June 30, 2004	4,200,000	$0.96	3.14

4. Common Stock Transactions

During the six months ended March 31, 2004, the Company issued 5,687,700 shares of common stock to pay $238,589 of accrued consulting fees and current consulting fees of $644,150.

In April and May 2004, holders of the convertible debt elected to convert $16,000 of the debt to 1,600,000 shares of common stock.

5. Property and Equipment

A summary of property and equipment at June 30, 2004 is as follows.

Web site and software	$1,540,000
Office equipment & furniture	24,833
Accumulated depreciation	(211,867)

Net property & equipment	$1,352,966

6.  Litigation

The Company is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026. The case is titled Baseline Capital, Inc., a Texas Corporation vs. Energy Producers, Inc., A Nevada Corporation. The amount claimed is $150,000.00. The Company reported it had been granted and extension to file and answer and entered into settlement negotiations with the Plaintiff, however at June 30, 04 the Company was unsuccessful and believes this is due to and that there are factors of significant interference by third parties. The Company is informed and believes that the property was sold to an entity that appears to be controlled by the same individual that defaulted on all of its obligations in the original purchase agreement on the oil property in Young County Texas with the Company; breached a three (3) million dollar stock purchase funding agreement, and circumvented the Company in vast material respects.  The default in the 3 million dollar funding caused the Company to lose the property. The Company is intending to take appropriate actions to re dress the wrongs.

7.  Convertible Debt

In April 2004, the Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  As a result of the transaction, the Company allocated $422,783 of the proceeds received to additional paid in capital as a beneficial conversion feature.  The beneficial conversion feature is being amortized to interest expense using the effective interest method over the life of the debt.

The balance of the convertible debt on the balance sheet is as follows:

Proceeds received	$500,000

Beneficial conversion feature	(422,783)

Converted debt to shares	(16,000)

Allocated to interest expense	90,364

Net payable	$151,581

8. Debt

The following is a listing of notes payable at June 30, 2004

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000

Total note payable	$3,000

The following is a listing of notes payable and advances from shareholders at June 30, 2004

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$145,025

Unsecured notes due to a shareholder due on demand interest at 12%	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000

Unsecured note payable due on demand at interest of 9.50% due to
a shareholder and officer of the Company	245,000

Unsecured note payable due on demand at interest of 10% due to
a shareholder of the Company	17,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	299,397

Total advances and note payable to shareholders	$749,922

9. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($1,476,207)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(1,342,647)
Allowance for recoverability	1,342,647
Provision for income taxes	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,342,647
Allowance for recoverability	(1,342,647)
Deferred tax benefit	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

Item 2.  Management’s Discussion and Analysis of Financial Condition

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

I. Results of Operations

Comparison of operating results (Six Months)

The Company had revenues of $320,714 for the six month period in 2004 as compared to $159,202 for the same period in 2003.  Management continues to expect sales revenues to grow as the service offered by the Company obtains greater awareness among the electronic commerce community.  The gross margin on sales increased slightly to 80% in 2004.  Management expects gross profits to remain stable at 80% for the coming year.  Net revenues for the period were $258,015 as compared to $116,306 for the same period in 2003.

General and administrative expense for the period increased significantly to $1,546,764 compared to $245,358 for the same period in 2003.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.  During the six months ended March 31, 2004, the Company issued 5,687,700 shares of common stock to pay $238,589 of accrued consulting fees and current consulting fees of $644,150.  Consulting and professional fees increased approximately $1,100,000 in 2004 over 2003.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,288,749 for the first six months of fiscal 2004 compared to an operating loss of $129,052 for the same period last year.

Interest expense increased in 2004 to $222,361 compared to $78,811 for the same period last year.  Most of the increase in interest is due to the issuance of the debentures in April 2004.  In April 2004, the Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  As a result of the transaction, the Company allocated $422,783 of the proceeds received to additional paid in capital as a beneficial conversion feature.  The beneficial conversion feature is being amortized to interest expense using the effective interest method over the life of the debt. During the six months ended June 30, 2004, the Company amortized $90,364 of the beneficial conversion feature to interest expense.  In addition, other unsecured loans, mostly from shareholders, at interest rates ranging from 12% to 18%, have increased over last year by approximately $300,000.

Net loss for the first sixth months of June 2004 was $1,476,207, or $0.04 per share compared to a loss of $59,888, or $0.00 per share for the same period last year.

Comparison of operating results (Three Months)

The Company had revenues of $320,506 for the three month period in 2004 as compared to $71,201 for the same period in 2003.  Management continues to expect sales revenues to grow as the service offered by the Company obtains greater awareness among the electronic commerce community.  Net revenues for the period were $305,473 as compared to $52,697 for the same period in 2003.

General and administrative expense for the quarter increased significantly to $1,075,261 compared to $126,145 for the same period in 2003.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.

After deducting general and administrative costs, the Company experienced a loss from operations of $769,788 for the quarter compared to an operating loss of $73,448 for the same period last year.

Interest expense increased in the second quarter 2004 to $206,785 compared to $44,978 for the same period last year.  Most of the increase in interest is due to the issuance of the debentures in April 2004.  In April 2004, the Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  As a result of the transaction, the Company allocated $422,783 of the proceeds received to additional paid in capital as a beneficial conversion feature.  The beneficial conversion feature is being amortized to interest expense using the effective interest method over the life of the debt. During the six months ended June 30, 2004, the Company amortized $90,364 of the beneficial conversion feature to interest expense.  In addition, other unsecured loans, mostly from shareholders, at interest rates ranging from 12% to 18%, have increased over last year by approximately $300,000.

Net loss for the second quarter 2004 was $941,670, or $0.02 per share compared to a gain of $29,549, or $0.00 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2004 cash on hand was $306,687 as compared with $45,155 at December 31, 2003.  During the period the Company received $500,000 by issuing convertible debentures.  The Company used the proceeds to pay $18,198 of outstanding debt, $18,758 to purchase equipment, and $202,512 (net of $249,981 of services received from the shareholders) for operations.

The Company does not expect any material capital expenditures for the balance of fiscal 2004.

At June 30, 2004, the Company had working capital deficit of $987,037 compared to a working capital deficit of $1,336,012 at December 31, 2003. Working capital increased mainly as a result of issuing long term convertible debt for cash of $500,000.

Total assets at June 30, 2004 were $2,089,874 as compared to $1,758.790 at December 31, 2003.

The Company's total stockholders' equity decreased $102,917 from December 31, 2003 to $214,404 at June 30, 2004.  Stockholders’ equity decreased by $1,049,607 from operating losses for the six months ended June 30, 2004. In addition, the Company issued 5,703,700 shares of common stock valued at $461,036 to consultants for services rendered.  Holders of the convertible debt converted $16,000 of that debt to common shares during the second quarter of 2004.  The Company issued $500,000 of convertible debt in April 2004 and allocated $422,783 of the proceeds to stockholders equity because the debt contained a common stock conversion feature beneficial to the holders of the debt.  Finally, the Company recognized a gain of $46,871 from translating its British based assets to US dollars at June 30, 2004.

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

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has  materially  affected, or is reasonably  likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The Company is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026. The case is titled Baseline Capital, Inc., a Texas Corporation vs. Energy Producers, Inc., A Nevada Corporation. The amount claimed is $150,000.00. The Company reported it had been granted and extension to file and answer and entered into settlement negotiations with the Plaintiff, however at June 30, 2004 the Company was unsuccessful and believes this is due to and that there are factors of significant interference by third parties. The Company is informed and believes that the property was sold to an entity that appears to be controlled by the same individual that defaulted on all of its obligations in the original purchase agreement on the oil property in Young County Texas with the Company; breached a three (3) million dollar stock purchase funding agreement, and circumvented the Company in vast material respects.  The default in the 3 million dollar funding caused the Company to lose the property. The Company is intending to take appropriate actions to re dress the wrongs.

Item 2 - CHANGES IN SECURITIES

In Q2, 2004, the Board of Directors and or Compensation and Stock Option Committee of the Company approved the following issuances or subscriptions of restricted stock to the following persons. The shares were issued pursuant to a private placement and carried a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

Share

Type of

Fair Market Value

Name

Date

Amount

Consideration

of Consideration

CC Consulting

9899 Santa Monica Blvd. (1)

6/01/04

   500,000

Business

$   35,000

Beverly Hills, CA 90212

Advisory

Dennis R. Alexander  (2)

4/01/04

2,000,000

Bonus Award

$ 320,000

6564 Smoke Tree Lane

Town of Paradise Valley

Arizona 85253

Gregg Fryett (3)

4/01/04

1,000,000

Bonus Award

$ 160,000

50 Reddenhill Rd.

Torquay TQ13RR

UK

Tony Broughton (4)

6/09/04

195,000

Business

$  17,550

25 Valley View

Consultant

Poole Dorset

BHR SEP UK

Anzelina Lechner (5)

6/09/04

    20,000

Business

$   1,800

VYTuRIO 7-37

Consultant

Lithuania Lietouh

Klaideda 95188

Blue Bottle (6)

6/09/04

    35,000

Business

$  3,150

6th Floor Max City Bldg.

Consultant

621 Remy Ollier St.

Port Lewis

Mauritiuw

 (*) $645,550 of the financing proceeds in the immediately preceding table were used primarily for business consulting and advisory services, and bonus awards.

(1) CC Consulting in not an affiliate, officer or director of the Company

(2) Dennis R. Alexander is President and Director of the Company in Q2 04.

(3) Gregg Fryett is CEO of the Company in Q2 04.

(4) Tony Broughton is not an affiliate, officer or director of the Company.

(5) Anzelina Lechner is not an affiliate, officer or director of the Company.

(6) Blue Bottle is not an affiliate, officer or director of the Company.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please see our 14C Definitive Information Statement Re: Annual Meeting filed with the commission on June 9, 2004, containing information on shareholder consents obtained in lieu of meeting April 27, 2004 listed in the Definitive Information Statement.

Please see our 8K Current Report items 1,2,5, and 7 filed with the commission on July 16, 2004, containing information on shareholder majority consents obtained in lieu of meeting June 17, 2004 listed in item 5 of the report.

Item 5 - OTHER INFORMATION:

We are in negotiation with various potential merger partners to expand the asset base of the corporation. If a merger transaction is closed, the Registrant will report the event on a Form 8-K.

Please see our 8K Current Report items 1, 2, 5, and 7 filed with the commission on July 16, 2004.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description

3.6

Articles of Amendment to the Registrant’s Articles of Incorporation

31.1           CEO Certification Pursuant to Section 302

31.2           CFO Certification Pursuant to Section 302

32.1           CEO Certification Pursuant to Section 906

32.2           CFO Certification Pursuant to Section 906

(b)

Reports on Form 8-K

Current  Report on Form 8-K filed April 7, 2004 discussing instructions from NASDAQ regarding the Registrant's ("EGPI") share exchange with International Group Holdings, Inc. (“IGHI”).

Current  Report (Amendment No. 5) on Form 8-K/A  which provided the financial statements of International Yacht Sales Group, Ltd. and pro forma financial statements of Energy Producers, Inc. required by Item 7.

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

                                         Title:  CEO

Date:  August 9th, 2004