Form 10QSB
period 2004-09-30
EGPI FIRECREEK, INC.
filed 2004-11-18
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

Commission File Number: 0-32507

EGPI FIRECREEK, INC.

(Exact name of registrant as specified in its charter.)

NEVADA (State or other jurisdiction of incorporation or organization)	8-0345961 (I.R.S. Employer Identification No.)

6564 Smoke Tree Lane

Scottsdale, Arizona 85253

(Address of principal executive offices)

(480) 948-6581

(Issuer's telephone number)

Energy Producers, Inc.

 (Former name, former address, and former fiscal year if changed since last report)

Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]          NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of September 30, 2004 the number of Common Voting Stock outstanding is 67,958,968, at $.001 par.

There are also 2,566,831 shares of Series A Preferred Stock at $.001 par value, and 9,500,000 shares of Series B Preferred Stock at $.001 par value outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

September 30, 2004

Table of Contents

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3

Consolidated Statement of Operations-Nine and Three months . . . . . . . . . . . . . . . . .

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

14

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

19

Item 2 – Unregisterd Sales of Equity Securities and Use of Proceeds. . . . . . . . . . .

19

Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

19

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .

19

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

20

Item 6 - Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

20

         Certifications

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EGPI FIRECREEK, INC.

f/k/a Energy Producers, Inc.

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

ASSETS	30-Sep-04	31-Dec-03
	Unaudited
Current assets:
Cash & interest bearing deposits	$68,684	$45,155
Accounts receivable	0	21,933
Total current assets	68,684	67,088

Other assets:
Property & equipment- net	1,287,742	1,523,812
Receivables from shareholders	30,741	167,890
Total assets	$1,387,167	$1,758,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$748,950	$462,334
Advances and notes payable- shareholders	743,487	638,679
Accrued interest payable	272,948	166,513
Deferred revenues	0	123,649
Loans payable to banks	0	4,936
Notes payable	3,000	3,000
Capital lease payable- current portion	4,544	3,989
Total current liabilities	1,772,929	1,403,100

Capital lease payable- non current portion	5,796	9,273
Convertible debentures payable-net	182,289	0
Total liabilities	1,961,014	1,412,373

Net liability of discontinued operation	29,096	29,096

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 2,566,831 issued	$2,567	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 9,500,000 issued	9,500	0
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 67,958,968 at September 30, 2004 and
36,088,968 shares at December 31, 2003	67,959	36,089
Additional paid in capital	6,211,167	2,983,534
Accumulated deficit	(6,885,848)	(2,700,992)
Accumulated other comprehensive loss	(8,288)	(1,310)
Total shareholders' equity	(615,010)	317,321

Total Liabilities & Shareholders' Equity	$1,387,167	$1,758,790

See the notes to the financial statements.

EGPI FIRECREEK, INC.

f/k/a Energy Producers, Inc.

Unaudited Consolidated Statements of Operations

For the Nine and Three Months Ended June 30, 2004 and June 30, 2003

	9 Months	9 Months	3 Months	3 Months
	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
Revenues:
Gross revenues	$561,922	$225,799	$241,208	$60,263
Less cost of sales	(82,165)	(49,638)	(19,466)	(408)

Net gross profit on sales	479,757	176,161	221,742	59,855

General and administrative expenses:
General administration	4,531,631	456,823	2,984,867	211,465

Total general & administrative expenses	4,531,631	456,823	2,984,867	211,465

Net loss from operations	(4,051,874)	(280,662)	(2,763,125)	(151,610)

Other revenues and expenses:
Other income	169,377	147,975	134,474	0
Interest expense	(302,359)	(114,949)	(79,998)	(36,138)

Net loss before provision for income taxes	(4,184,856)	(247,636)	(2,708,649)	(187,748)

Provision for income taxes	0	0	0	0

Net loss from continuing operations	(4,184,856)	(247,636)	(2,708,649)	(187,748)

Discontinued operations (net of tax)	0	0	0	0

Net loss	($4,184,856)	($247,636)	($2,708,649)	($187,748)

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.09)	($0.02)	($0.04)	($0.01)
Loss from discontinued operations	$0.00	$0.00	$0.00	$0.00
Loss per share	($0.09)	($0.02)	($0.04)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	47,699,196	16,156,352	64,728,264	16,153,352

See the notes to the financial statements.

EGPI FIRECREEK, INC.

f/k/a Energy Producers, Inc.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and September 30, 2003

	30-Sep-04	30-Sep-03
Operating Activities:
Net loss from continuing operations	($4,184,856)	($247,636)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	238,224	2,756
Amortization of beneficial conversion feature	161,572	0
Bad debt	440,024	0
Consulting expense	1,180,220	0
Impairment expense	1,612,067	0
Changes in other operating assets and liabilities :
Accounts receivable	21,933	(3,698)
Accounts payable and accrued expenses	(53,951)	88,846
Deferred revenues	(123,649)	0
Net cash used by operations	(708,416)	(159,732)

Investing Activities:
Purchase of property & equipment	(2,154)	0
Net cash used by investing activities	(2,154)	0

Financing Activities:
Issuance of common stock	0	171,437
Proceeds from notes payable issued	0	1,464
Payment of notes payable	(4,936)	(195,134)
Issuance of convertible debentures	500,000	0
Payment of capital lease	(2,922)	0
Proceeds from shareholder advances	241,957	185,274
Net cash provided by financing activities	734,099	163,041

Net increase in cash during the period	23,529	3,309

Cash balance at beginning of the fiscal year	45,155	19,143

Cash balance at end of the period	$68,684	$22,452

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,574	$1,931
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

EGPI FIRECREEK, INC.

f/k/a Energy Producers, Inc.

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2004

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at 1/1/04	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

Stock issued to consultants	9,345,000	9,345	1,170,875			1,180,220

Conversion of convertible debt	2,525,000	2,525	53,975			56,500

Beneficial conversion feature			422,783			422,783

Issuance of common stock to
purchase Firecreek	20,000,000	20,000	1,580,000			1,600,000

Foreign currency
translation adjustment					(6,978)	(6,978)

Net loss for the period				(4,184,856)		(4,184,856)

Balance at 9/30/04	67,958,968	$67,959	$6,211,167	($6,885,848)	($8,288)	($615,010)

	Comprehensive				Preferred	Par
	Loss				Issued	Value

Foreign currency			Issuance of preferred A to		2,566,831	$2,567
translation adjustment	($6,978)		purchase Firecreek

Net loss for the period	(4,184,856)		Issuance of preferred B to
			purchase Firecreek		9,500,000	9,500
Comprehensive loss for the period	($4,191,834)
			Total preferred issued		$12,066,831	$12,067

See the notes to the financial statements.

EGPI FIRECREEK, INC.

f/k/a Energy Producers, Inc.

Notes to the Unaudited Financial Statements

For the Nine Months Ended September 30, 2004 and September 30, 2003

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

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

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

For oil and gas revenues, the Company uses successful efforts costing.  Under successful efforts costing, certain identifiable costs associated with the acquisition of properties and extraction are capitalized and amortized upon depletion of the productive assets acquired.

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

2. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the nine months ended September 30, 2004 and in prior fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.

Management’s plans with regard to this matter are as follows:

- Raise capital to develop new contracts and sales for the marine retail segment.

- Acquire proved developed oil and gas reserves with revenues at best negotiated discount to market.

- Obtain a credit facility based in part on the value of business operations.

3. Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the year. Diluted net loss per share gives the effect of outstanding common stock warrants convertible into common stock. The treasury stock method is used to calculate the dilutive effect of the warrants, convertible debentures and convertible preferred stock outstanding.

Warrants to purchase 4,200,000 shares of common stock were outstanding at September 30, 2004.  In addition, the Company issued convertible debt in April 2004.  The Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  The common stock equivalents of the warrants outstanding and the convertible debt and convertible preferred stock are not included in the computation of loss per share because their effect would be antidilutive.

Net loss per common share has been computed as follows:

	30-Sep-04	30-Sep-03

Net loss from continuing operations	($4,184,856)	($247,636)

Net loss from discontinued operations	$0	$0

Total shares outstanding	67,958,968	16,156,352

Weighted average	47,699,196	16,156,352

Loss from continuing operations	($0.09)	($0.02)
Loss from discontinued operations	0.00	0.00
Loss per share	($0.09)	($0.02)

Options outstanding at September 30, 2004 are as follows.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2004	4,600,000

Issued	0
Expired	(400,000)

Outstanding at September 30, 2004	4,200,000	$0.96	2.89

4. Common Stock and Preferred Stock Transactions

During the nine months ended September 30, 2004, the Company issued 9,345,000 shares of common stock to pay $1,180,220 of consulting fees.

During the nine months ended September 30, 2004, holders of the convertible debt elected to convert $56,500 of the convertible debt to 2,525,000 shares of common stock.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

5. Property and Equipment

A summary of property and equipment at September 30, 2004 and December 31, 2003 is as follows.

	30-Sep-04	31-Dec-03

Web site and software	$1,540,000	$1,540,001
Office equipment & furniture	26,988	24,833
Accumulated depreciation	(279,246)	(41,022)

Net property & equipment	$1,287,742	$1,523,812

6.  Litigation

A former creditor of the Company has filed a claim for collection for $150,000 in Federal Court in the Western District of Texas.  The Company is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026. The case is titled Baseline Capital, Inc., a Texas Corporation vs. Energy Producers, Inc., A Nevada Corporation. The amount claimed is $150,000.00. The Company reported it had been granted and extension to file and answer and entered into settlement negotiations with the Plaintiff, however at June 30, 04 the Company was unsuccessful and believes this is due to and that there are factors of significant interference by conspiring third parties including their attorney having a major conflict of interest. Subsequent to June 30, 2004 the Company learned that a third party manager of an entity which was a note holder on the oil property relevant to the case and the settlement, a former insider director and officer of and currently substantial shareholder of the Company believed to have knowledge of all matters and defects as to title relevant to Baseline Capital, Inc., obtained title to the oil property through a foreclosure action.

This person/entity sold the property interests to an affiliate of a firm that breached and defaulted on all of its obligations in the original purchase agreement on the oil property in Young County Texas with the Company; breached a three (3) million dollar stock purchase funding agreement, and circumvented the Company in vast material respects.  The Company is intending to take appropriate actions to re dress the wrongs. The Company has accrued the settlement in accounts payable and accrued expenses in the consolidated balance sheets at September 30, 2004.

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

Proceeds received	$500,000

Beneficial conversion feature	(422,783)

Converted debt to shares	(56,500)

Allocated to interest expense	161,572

Net	$182,289

8. Authorization of Preferred Stock

In July 2004, the Company authorized 20 million shares of Series A preferred stock and 20 million shares of Series B preferred stock.

Series A preferred stock: Series A preferred stock has a par value of $0.001 per share has no stated dividend preference.  The Series A is convertible into common stock at a conversion ratio of one preferred share for one common share.  In July 2004, as part of the purchase of Firecreek Petroleum Inc., the Company issued 2,566,831 shares of Preferred A stock.  Preferred A has liquidation preference over Preferred B stock and common stock.

Series B preferred stock: Series B preferred stock has a par value of $0.001 per share has no stated dividend preference.  The Series B is convertible into common stock at a conversion ratio of one preferred share for one common share.  The Series B has liquidation preference over common stock. In July 2004, as part of the purchase of Firecreek Petroleum Inc., the Company issued 9,500.000 shares of Preferred B stock.  Preferred B has liquidation preference over common stock.

9. Debt

The following is a listing of notes payable at September 30, 2004

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000

Total note payable	$3,000

The following is a listing of notes payable and advances from shareholders at September 30, 2004

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$145,025

Unsecured notes due to a shareholder due on demand interest at 12%	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000

Unsecured note payable due on demand at interest of 9.50% due to
a shareholder and officer of the Company	245,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	309,962

Total advances and note payable to shareholders	$743,487

10. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($4,184,856)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(2,442,359)
Allowance for recoverability	2,442,359
Provision for income taxes	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,442,359
Allowance for recoverability	(2,442,359)
Deferred tax benefit	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

11. Purchase of Firecreek Petroleum Inc.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock. As a result of the purchase, the Company recognized $1,612,067 in goodwill.  The goodwill represents the difference between the fair market value of the stock issued on the date of the purchase agreement and the net book value of the Company at the date of the purchase.

Management concluded the goodwill asset recognized upon the purchase of these operations would not be recoverable and accordingly has recognized and impairment charge of $1,612,067 in the statement of operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum, Inc. (FPI) which included its wholly-owned subsidiary, Firecreek Petroleum Romania, Srl., (FPR) a Romanian limited liability company by issuing 20,000,000 shares of common restricted stock, 2,566,831 shares of its Series A, and 9,500,000 shares of its Series B Preferred Stock.  FPI and its wholly owned subsidiary FPR became a 100% wholly owned subsidiary of the Company. FPI and its wholly owned subsidiary FPR have been engaged in developing oil and gas projects and acquisitions overseas in Russia, Turkey, Libya, Romania, and the Sudan. The Company through FPI has redeployed its activities on oil and gas exploration and development and production and acquisition of existing production facilities with proven reserves on an international basis.

Effective August 4, 2004, the Company increased and restated its capital stock authorizing 260,000,000 available, of which 200,000,000 are $.001 par value Common Stock, 20,000,000 are $.001 par value Non-Voting Common Stock, and 40,000,000 shares are $.001 par value Preferred Stock. The purpose was to facilitate the terms of the June 29, 2004 FPI Agreement with the Company.

Effective October 13, 2004, the Company changed its name from Energy Producers, Inc. to EGPI FIRECREEK, INC. Concurrent with the Amendment, Company changed its Cusip Number to 268487 10 5, and its Stock Symbol from EGPI to EFCR. The purpose was to facilitate the terms of the FPI Agreement with the Company.

Overview, Plan for FPI Operations

Firecreek (FPI), a wholly-owned subsidiary of the Company (EGPI Firecreek, Inc. or Parent), originally founded in 1983 by John R. Taylor. FPI will be the operating arm of the parent company responsible for all of the oil and gas operations, exploration, administration, and production.  Parent will be responsible for overall management, financial resources and administration and reporting functions.  FPI has already advanced several projects overseas which are in various stages of completion and has the Geosciences capabilities needed for expansion program.  Parent has as a part of their function obtained significant funding capability letters in support of the major projects proposed.

The home office for EGPI-Firecreek, Inc. is located Scottsdale, Arizona, responsible for overall management, financial resources and administration. The Marine Division is headquartered in Torquay Devon UK, responsible for its operations.  Firecreek Division will maintain its offices in Fort Worth, Texas. From this location, Firecreek will manage and supervise the global operations of the Petroleum Division which currently is focusing its 2004-2005 Program in Libya, Turkey, Romania and Russia.

Firecreek has entered into a strategic alliance with DAC, Inc., a Pennsylvania corporation, and InterOilGas, a Luxembourg corporation.  This alliance has been named The Sahara Group (“Sahara”) and is domiciled in Delaware.  The operations of Sahara will be conducted out of its principal operating office in Istanbul, Turkey.  Under the protocol which formed Sahara, InterOilGas (“IOG”) will be responsible for the acquisition of opportunities in Eastern Europe, Russia, Turkey and other North Africa venues.  It will also be responsible for political and governmental coordination between the consortium and senior government officials in Russia, Turkey, Ukraine and Libya.  The Company through FPI will own one third interest in the Sahara Group consortium, and anticipates having a direct ownership in certain acquired interests in Romania and Libya.

Firecreek’s 2004-2005 Program

Romania:

Firecreek has existing rehabilitation contracts in Romania that are anticipated to be reactivated by early November when the acquisition of the Romanian National Oil Company (PETROM) by OMV (Austria) is completed.

Libya:

Several years ago Firecreek started working with a Canadian company called Gamma Oil and Gas who had a representative office in Libya.  After three trips and in-depth discussions with the National Oil Company (NOC), Firecreek tendered a Memorandum of Understanding covering the Antelat Field to the southeast of the town of Benghazi. Reserves reported by Libyan engineering officials are significant. The most encouraging aspect of this is the reservoir matrix being a limestone or dolomite matrix, which lends to horizontal development. It is our intention to participate by placing a bid on a block near or adjoining the Antelat, which is to the northeast of the Antelat Field.  This is an area that has not had a great deal of exploration in the past but could contain significant untapped reserves.

Turkey:

Turkey offers to The Sahara Group and its Operations partner Firecreek Petroleum, Inc., a pipeline opportunity of significant magnitude.  A Letter of Intent has been entered into between the Minister of Energy and The Sahara Group covering the construction of a proposed new pipeline system.  Firecreek is the operations partner for The Sahara Group and will be the project manager. Firecreek anticipates progress towards a formal agreement at its mid November 04 meeting in Ankara.

Russia:

InterOilGas (IOG) has obtained on behalf of The Sahara Group certain areas in Russia that have existing production and significant proved undeveloped reservoirs.  There are numerous fields with producing wells in the Komi Region, northeast of Moscow and the Black Sea area, west of Krasnodar, right along the Black Sea.  These fields were awarded to InterOilGas by Minneftegazstory who has further conveyed through power of attorney to The Sahara Group. Operations are expected to commence January 1, 2004.

Summary of Russian Leases

Protoka And South Temryuksky License Areas – Black Sea Region

The Protoka License area near Krasnodar on the Black Sea contains approximately 14,800 acres.  The structure is defined by seismic.  The producing interval defined by offsetting production which is between 4920 feet to 11,480 feet.  Firecreek geological confirmation of recoverable reserves is in progress.

The South Temryuksky License is on the shore of the Sea of Azov.  This area is poorly defined by seismic but is in a highly productive area.  It contains approximately 17,300 acres.  Productive horizons range from 1640 feet to 4100 feet.  Firecreek geological confirmation of recoverable reserves is in progress.

Khudoyelsk License Area – Komi Region

The lease area contains approximately 44,500 acres.  Seismic was acquired in 1970 and is considered to be adequate for our initial needs but of poor quality.  There are numerous potential productive horizons.  There is a deep potential that is defined by seismic.  There were numerous shows and oil in cove samples.  This deeper horizon will be a priority in our development efforts.  There are three carbonate and three sandstone productive formations evaluated.

Projects on the horizon include a refinery project in Romania, an exploration project in the Sudan and a return to a Firecreek project in Vietnam.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases.  Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company's business activities.

To the extent possible, the following discussion will highlight the activities of the Company’s business activities for the quarters ended September 30, 2003 and September 30, 2004.

I. Results of Operations

Comparison of operating results (Nine Months)

The Company had revenues of $561,922 for the nine month period in 2004 as compared to $225,799 for the same period in 2003.  Management continues to expect sales revenues to grow as the service offered by the Company obtains greater awareness among the electronic commerce community.  The gross margin on sales increased slightly to 85% in 2004.  Management expects gross profits to remain stable at 85% for the coming year.  Net revenues for the period were $479,757 as compared to $176,161 for the same period in 2003.

General and administrative expense for the period increased significantly to $4,531,631 compared to $456,823 for the same period in 2003.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.  During the nine months ended September 30, 2004, the Company issued 9,345,000 shares of common stock to pay $1,180,220 of accrued consulting fees and 20,000,000 shares of common voting stock along with 2,566,831 shares of Series A Preferred Stock, and 9,500,000 shares of Series B Preferred Stock in its acquisition of Firecreek Petroleum, Inc.  Consulting and professional fees have increased considerably in 2004 over 2003 due to increased cost of two completed mergers.

After deducting general and administrative costs, the Company experienced a loss from operations of $4,051,874 for the first nine months of fiscal 2004 compared to an operating loss of $280,662 for the same period last year.

Interest expense increased in 2004 to $302,359 compared to $114,949 for the same period last year.  In April 2004, the Company received proceeds $500,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,000,000 shares of common stock.  As a result of the transaction, the Company allocated $422,783 of the proceeds received to additional paid in capital as a beneficial conversion feature.  The beneficial conversion feature is being amortized to interest expense using the effective interest method over the life of the debt. During the nine months ended September 30, 2004, the Company amortized $71,208 of the beneficial conversion feature to interest expense.  In addition, other unsecured loans, mostly from shareholders, at interest rates ranging from 12% to 18%, have increased over last year by approximately $300,000.

Net loss for the first nine months of 2004 was $4,184,456, or $0.09 per share compared to a loss of $247,636, or $0.02 per share for the same period last year.

Comparison of operating results (Three Months)

The Company had revenues of $241,208 for the three month period in 2004 as compared to $60,263 for the same period in 2003.  Management continues to expect sales revenues to grow as the service offered by the Company in the preparation of the Commercial Marine sector of operations obtains greater awareness among the electronic commerce community.  The Company expects oil revenues from its redeployment to commence on or before the first quarter of 05. Net revenues for the period were $221,742 as compared to $59,855 for the same period in 2003.

General and administrative expense for the quarter increased significantly to $2,984,867 compared to $211,465 for the same period in 2003.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and acquiring Firecreek Petroleum, Inc.

After deducting general and administrative costs, the Company experienced a loss from operations of $2,763,125 for the quarter compared to an operating loss of $151,610 for the same period last year.

Interest expense increased in the third quarter 2004 to $79,998 compared to $36,138 for the same period last year.  Most of the increase in interest is due to increase in other unsecured loans mostly from shareholders. Overall unsecured loans increased from last year by approximately $100,000.

Net loss for the third quarter 2004 was $2,708,649, or $0.04 per share compared to a loss of $187,748, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2004 cash on hand was $68,684 as compared with $45,155 at December 31, 2003.  During the period the Company received $500,000 by issuing convertible debentures.  The Company used the proceeds to pay $18,198 of outstanding debt, $18,758 to purchase equipment, and $202,512 (net of $249,981 of services received from the shareholders) for operations.

The Company does not expect any material capital expenditures for the balance of fiscal 2004.

At September 30, 2004, the Company had working capital deficit of $1,704,245 compared to a working capital deficit of $1,336,012 at December 31, 2003. Working capital decreased due to lack of revenues in the quarter.

Total assets at September 30, 2004 were $1,387,167 as compared to $1,758.790 at December 31, 2003.

The Company's total stockholders' equity decreased to a deficit of $615,010 at September 30, 2004, from $317,321 at December 31, 2003.  Stockholders’ equity decreased by $4,184,856 from operating losses for the nine months ended September 30, 2004. In addition, the Company issued 9,345,000 shares of common stock valued at $1,180,220 to consultants for services rendered since December 31, 2003.  Finally, the Company recognized a loss of $6,978 from translating its British based assets to US dollars at September 30, 2004.

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

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has  materially  affected, or is reasonably  likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

With reference to the Company which is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026, and referenced by information and updates filed in prior Quarters Q1 and Q2. The Company received on or about 9/15/2004 an order to show cause NO. MO-04-CV-026 filed August 27, 2004 in the United States District Court for the Western District of Texas Midland/Odessa Division. Motion essentially stating that unless there are extenuating circumstances, the Company has defaulted and judgment should be entered. The Company intends to continue to negotiate and to take appropriate actions to redress the wrongs it believes brought about by third parties.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see Current  Report on Form 8-K filed July 16, 2004, incorporated herein by reference, discussing the Registrant's ("EGPI") definitive share exchange with Firecreek Petroleum, Inc. (“FPI”), as required by then Item numbers 1, 2, 5 and 7. Exhibits included definitive Agreement, Updated Bylaws, and proposed Amendment to the Registrant’s Articles of Incorporation.

Please see Current Report on Form 8-K/A (Amendment No. 2) filed September 16, 2004, incorporated herein by reference, adding additional information via Item 7.01 and Item 8.01 to the former Form 8-K current reports beginning on July 16, 2004, as amended, and further adding new Item 3.02. Information provided included FPI related-new share issuances and other information in accordance with the Registrants definitive agreement with FPI, indemnification and option agreements by exhibit, proposed reference and form of voting agreement and exhibit.

Please see Current Report on Form 8-K filed September 30, 2004, incorporated herein by reference, which provided information regarding item 3.02 stock issuances approved by the directors and committees.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2004, Consenting Shareholders Owning Approximately 61% of Our Common Stock: a.) Consented in writing to the proposed actions approving Articles of Amendment to the Registrant's Articles of Incorporation (filed as Exhibit 3.6 to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference); and b.) Consented in writing to the proposed actions approving a Registration Statement on Form S-8 for the Company’s “2004 Stock Incentive Plan (2)” filed with the Commission August 6, 2003.

Please see our Current Report on Form 8-K/A (Amendment No. 3) filed September 30, 2004, incorporated herein by reference, and Item 9.01 (c) Exhibit No. 99.1. The report provides information including Consenting Shareholders attached on Exhibit 99.1 regarding its approving a name change, confirmation of the Merger Exchange Agreement with Firecreek Petroleum, Inc. (FPI) and other matters.

Item 5 - OTHER INFORMATION:

We are in negotiation with various potential merger partners to expand the asset base of the corporation. If a merger transaction is closed, the Registrant will report the event on a Form 8-K.

Item 6 - EXHIBITS

(a)      Exhibits

Exhibit No.    Description

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

EGPI FIRECREEK, INC.

 /s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chief Executive Officer

Date:  November 18, 2004

20