Form 10KSB
period 2004-12-31
EGPI FIRECREEK, INC.
filed 2005-04-12
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

_________________________________________________________________________________

EGPI FIRECREEK, INC.

_________________________________________________________________________________

(Exact name of registrant specified in charter)

Nevada	000-32507	88-0345961
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6564 Smoke Tree Lane

Scottsdale, AZ  85253

(Address of principal executive offices)  (Zip Code)

(480) 948-6581
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section  12(g) of the Act:  Common Stock Par Value $.001 Per Share), Preferred stock, (Par Value $.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No____

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year were $21,168

The aggregate market value on December 31, 2004, of common shares held by non-affiliates was approximately $1,327,975 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 31st, 2004, the issuer had 75,247,968 shares of its $0.001 par value common stock issued and outstanding. There are also 2,566,831 shares of Series A Preferred Stock at $.001 par value, and 9,500,000 shares of Series B Preferred Stock at $.001 par value, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

Item 1.   Description of Business

3

Item 2.   Description of Property

17

Item 3.   Legal Proceedings

20

Item 4.   Submission of Matters to a Vote of Security Holders

21

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

22

Item 6.   Management's Discussion and Analysis or Plan of Operation

23

Item 7.   Financial Statements

28/F-1-19

Item 8.   Changes in and Disagreements with Accountants on Accounting and

                 Financial Disclosure

29

Item 8A.  Controls and Procedures

29

Item 8B.  Other Information

30

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

          Compliance with Section 16(A) of the Exchange Act.

30

Item 10.  Executive Compensation

35

Item 11.  Security Ownership of Certain Beneficial Owners and Management

38

Item 12.  Certain Relationships and Related Transactions

41

Item 13.  Exhibits

42

Item 14.  Principal Accountant Fees and Services

43

SIGNATURES

45

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Caution Concerning Forward-Looking Statements

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

EGPI Firecreek, Inc. ("the Company") was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock  authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $.001. The Company's principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

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

Effective on December 1, 2003 the Company by the consent of a majority of its shareholders acquired 100% of the stock of International Group Holdings, Inc., a publicly held Utah Corporation and its wholly owned subsidiary International Yacht Sales Group, Ltd. of Great Britain. For accounting purposes, the Company was the legal acquirer in the transaction. Simultaneous with the effective date International Yacht Sales

Group, Ltd. effectively became a subsidiary wholly owned by the Company as a segment of its operations engaged in the Marine brokerage and charter industry. Its offices are located at 50 Reddenhill Road, Torquay Devon TQ1 3RR United Kingdom. International Yacht Sales Group, Ltd. is combined and consolidated with the Company in its financial statements from the effective date commencing on December 1, 2003.

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

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum, Inc. (“FPI”) which included its wholly-owned subsidiary, Firecreek Petroleum Romania, Srl., (“FPR”) a Romanian limited liability company by issuing 20,000,000 shares of common restricted stock, 2,566,831 shares of its Series A, and 9,500,000 shares of its Series B Preferred Stock. The Company through FPI redeployed its oil and gas operations.

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

RECENT DEVELOPMENTS:

In April 20, 2004 the Board approved and the Company consummated an agreement and plan of merger with Malibu Holding, Inc. under which the Company obtained a plan for financing, in the aggregate principal amount of $1,000,000. In April and November, 2004 and February 9, 2005 the Company received proceeds of $500,000, $150,000 and $350,000 respectively, (see additional information under Item 7 -Financial Statements, Note 8., “Convertible Debt” and Note 18., “Subsequent Events”).

On February 23, 2005 the Articles of Incorporation were restated to increase total authorized capital stock from 260,000,000 shares to 430,000,000 shares. The authorized par value $.001 common voting stock is increased from the previous 200,000,000 shares to 350,000,000 shares. Registrant's authorized capital stock includes 20,000,000 shares of par value $.001 non-voting common stock which remains unchanged, and the number of shares of $.001 par value preferred stock is increased from the previous 40,000,000 shares to 60,000,000 shares.

THE BUSINESS

Overview

As of July 1, 2004 through our acquisition of Firecreek Petroleum, Inc., (“Firecreek”) we are now building and integrating two wholly owned subsidiary divisions, i) a line segment of operations facilitating plans for the Company’s commencement of internationally based oil and gas segment operations, and ii) continuing development of our marine line segment International Yacht Sales Group, Ltd., (“IYSG”) operations acquired in late November and December 2003. IYSG is a commercial and private leisure marine vessel sales brokerage and charter business located in the United Kingdom. One of our future plans is to centrally link the synergy between our oil and gas and marine segments for the purpose of developing global operations.

I. Firecreek Oil And Gas Segment Operations

Through Firecreek, our goal is to become a independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas on an international basis. Our activities throughout 2004 have been i) technically and politically focused on opportunities for the potential acquisition to enhance development of selected proved oil and gas projects located in Russia, and similar type viable projects in Romania and Kazakhstan and other countries within the same proximate geographical location ii) concentrated in areas with known hydrocarbon resources, which are conducive for state of the art rehabilitation programs, for multi-well, ongoing drilling programs, and other specialized projects such as project management for design and implementation of systems for pipeline construction and operations.

Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has over 25 years of experience and has one or more collectively been involved in oil and gas operations in 7 U.S. states and 13 countries.

Firecreek programs are in latter stages of preparation for commencement of oil and gas operations, designed to be disciplined and balanced with a focus on achieving strong financial returns. There have been no acquisitions or revenues attributable to oil and natural gas during the Fiscal year ended 2004. Firecreek’s plans initially are to commence its operations and be online and in production in Russia and Romania by mid year 2005.

Strategic Alliance with Sahara Group

On August 4, 2004 Firecreek entered into a protocol and strategic alliance with DAC, Inc., (“DAC”), a Pennsylvania corporation, and InterOilGas, (“IOG”), a Luxembourg corporation. The Sahara Group, Inc. (“Sahara”) alliance is domiciled in Delaware, USA, with plans for relocation of its situs to Vienna Austria in 2005.

The operations of Sahara are conducted from Firecreek regional offices located in Istanbul, Turkey. Under the protocol which formed Sahara, IOG is responsible for the identification and structuring of opportunities in Eastern Europe, Russia, Turkey and other North Africa venues. IOG and DAC are responsible for political and governmental coordination between the consortium and senior government officials regarding potential projects in Russia, Turkey, Ukraine and Libya.

Firecreek Program Focus Initiated in Russia (A  glossary  of  certain  oil and gas  terms  used in this  report  is  found at "DESCRIPTION OF PROPERTY")

In Moscow on December 7, 2004 Sahara along with its operating partner Firecreek signed a General Agreement on Strategic Partnership on Joint Activity with Russia’s International Integration Oil and Gas Construction Syndicate known as Minneftegazstroi.

Minneftegazstroi has the right of use which allows to provide Sahara to obtain information therein provided for investigation, construction, development, and extraction within framework and terms of the General Agreement.

Parties have agreed to work exclusively with one another to carry out a systematic program of exploration and prospecting works and to implement projects of oil and gas field rehabilitation, development, construction, transport, and marketing and exporting of oil and gas reserves, associated with fields under control of the Ministry of Natural Resources and located in the Indol-Kuban Basin. Fields under investigation include but are not limited to the following:

Fields for rehabilitation and ongoing development

Kurchanskoye

Producing, IOR

Anastasiyevsko-Troitskoye

Producing, IOR

Ukrainskoye

Producing

Abinsko-Ukrainskoye

Producing, IOR

Levkinskoye

Producing

Proven Undeveloped

Abinskoye

Temporarily Shut In

Undeveloped Fields (Exploration)

Protoka

Temryukskiy Yuzh

Levkinskoye-Zap

Programs summary process under the General Agreement include: Through protocol with Sahara, Firecreek’s technical review team is to review all geological, geophysical, drilling, completion, engineering, reserve reports, production, pipeline/trucking/railway transportation data for all selected fields. Firecreek will provide to Sahara and the Syndicate a general 3-year work program and estimated cost for first phase of development. Upon approval of Syndicate of the recommendations, Firecreek will complete technical studies and Degolier McNaughten reserve reports required by the Company’s financial partners and advisors. Upon acceptance of the reserve reports by Company’s financial partners, field rights may be transferred to satisfy financial partners, and fields may be broken up into one or more projects for the purpose of organizing investment for work programs. Parties making investments into selected projects will become owners of the working interests in the projects. Once operating agreements have been established for project or projects with copies to the Syndicate, and required investment made, work programs will commence within 60 days.

The Company and Firecreek have thus far initially advanced at minimum $750,000 in behalf of the alliance with and organization of Sahara toward initial development, which includes basic start up preparatory compliance with the structure of charges and economic calculation within annex schedule to the General Agreement. It is anticipated that initial cost of works related to scientific studies including, expert analytical studying and technical and economic analysis; geological studying and re interpretation of seismological searches and geophysical interpretation, and capital cost including executive management, personnel, office, maintenance, equipment, power, duties, travel and all expenses towards realization of the various programs will require interim investment of approximately $2,314,000. Cost of approved individual 3-year work programs will be in addition to and well in excess of the interim costs. It is foreseeable based on non confirmed preliminary historical available data reported to date, long term commercial oil and gas revenue potential is expected from one or more selected fields.

It is the priority of the Company to provide the investment and Firecreek to become primary working interest owners and operator for select Russian projects established by its alliance with Sahara and the General Agreement for commencement of our planned oil and gas operations in Russia.

The Company through a recent confirmation and agreement with Sahara, InterOilGas and DAC, regarding projects in Russia, established that upon (i) execution of an Operating Agreement; (ii) Firecreek’s receipt of an oil reserve report certified by DeGoyler and MacNaughten or other reputable engineering firm acceptable for to the Company’s investor(s) to provide project finance; (iii) approval by Minneftegazstroi, InterOilGas and the Company of the work program and budget; (iv) validation of the assignment of working interests, effective controls, and transfer of rights to oil and gas interests in the field covered by the Operating Agreement, Firecreek shall have a direct ownership and effective control as the majority working interest partner. When these plans become probable, we will report these events.

Competition

We compete in a highly competitive industry. We will encounter competition in all of our operations, including property acquisition, and equipment and labor required to operate and to develop properties. Firecreek competes with other major oil companies, independent oil companies, and individual producers and operators. Many competitors have financial and other resources substantially  greater than ours.

Environmental Regulation

The government of the Russian Federations, Ministry of Natural Resources, and Other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability.

The law of the Russian Federation on subsoil requires that all users of subsoil ensure safety of works related to the use of subsoil and comply with existing rules and standards of environment protection. Failure to comply with such rules and standards may result in termination or withdrawal of a license.

Taxation

The Russian tax system currently is undergoing a major reorganization. New tax laws including those setting forth rules for application of the value-added tax, profit tax, and tax on the production of minerals were enacted within the last three to four years. The cost of legal and accounting advice to keep up with changes in the Russian tax laws may be significant and penalties for violations, even inadvertent ones, may be significant.

Firecreek’s Future Planned Oil and Gas Operations

In Romania, through Firecreek’s subsidiary, Firecreek Romania, SRL.

Firecreek through its subsidiary operations Firecreek Romania, SRL is currently reviewing the possibility of acquiring oil fields from PETROM and the National Agency for Mineral Resources (NAMR) for rehabilitation and development.

Additionally, Firecreek has a proposal to become the strategic partner of OMV/PETROM in the rehabilitation and management of a yet undetermined number of fields. Many of these fields are in decline or in need of significant rehabilitation through technology, reservoir management and capital infusion. Firecreek anticipates that the current number of fields in the existing proposal in review, will be expanded from four, having approximately 1,086 wells, to at least 10 fields having a significant number of potentially improved producing wells.

Firecreek has additionally entered into a consultancy agreement with S.C. RCI Group de Consultanta SRL in Bucharest, Romania. They have brought to the table several opportunities in Romania and Kazakhstan that can be acquired under favorable terms in a short period of time. Currently under the agreement, they are preparing to conduct a detailed geologic and engineering assessment of 6 oilfields in Kazakhstan, one temporarily shut-in oilfield with over 2.4 million barrels recoverable available upon rehabilitation process and approximately 2.0 million barrels recoverable in a deeper undeveloped reservoir below the proved producing reservoir. There are other fields designated for similar engineering and geological review that are in various stages of production and development. In addition to the fields in Romania, RCI is conducting for Firecreek a detailed evaluation on 5 fields in Kazakhstan that are currently in production but require substantial rehabilitation and development. Upon completion of the evaluation by RCI, Firecreek will select those fields of interest and send the detailed geological and engineering reports to DeGolyer MacNaughton or other acceptable engineering firm for review and confirmation prior to project funding. The RCI opportunities do not conflict or compete with other opportunities in Kazakhstan being developed by The Sahara Group.

In Libya

Several years ago Firecreek started working with a Canadian company called Gamma Oil and Gas who had a representative office in Libya.  After three trips and in-depth discussions with the National Oil Company (NOC), Firecreek tendered a Memorandum of Understanding (MOU) covering the Antelat Field to the southeast of the town of Benghazi. Reserves reported by Libyan engineering officials are significant. The most encouraging aspect of this is the reservoir matrix being a limestone or dolomite matrix, which lends to horizontal development. It is our intention to participate. Firecreek is still awaiting a decision from the National Oil Company of Libya regarding its Memorandum of Understanding covering the Antilat Field. The delays are reportedly due to political consideration being reviewed at the present time.

The Status of Turkish Pipeline Project-Strategic Alliance with Sahara Group

Currently there are over 8,500 oil tankers transiting the Bosphorus Strait from the Black Sea into the Mediterranean. The Turkish government, supported by the environmental group Greenpeace, considers the potential for tanker accidents to be significant and unacceptable. It is estimated that the oil coming out of Russia and other venues by the end of 2008 will exceed 14,000 tankers per year. This significant increase has created an urgent priority on the part of the Turkish government to create a modern state-of-the-art pipeline system from the Black Sea to the Aegean Sea via a route west of the Bosphorus. A Letter of Intent has been entered into between the Minister of Energy and The Sahara Group covering the construction of a proposed new pipeline system. Firecreek is the operations partner for The Sahara Group and will be the project manager. The Sahara Group continues to interact with the Turkish government concerning fundamental points of consideration regarding the route and composition of the proposed pipeline from the Black Sea to the Aegean Sea. It is anticipated that a decision for final contract requirements will be finalized in the next 90 to 120 days.

SALES AND MARKETABILITY

The Company has not yet re commenced with the production of oil and historically has not produced natural gas. The Company is pursuing potential acquisitions for oil and natural gas production and in some of the areas there are gas gathering systems and pipelines available. Prior to the Company’s disposal on December 24, 2003 of interests owned in proved developed producing oil properties located in Olney Young County Texas, sale of crude oil had not posed a problem. Crude oil an be easily sold, wherever it is produced, in the states the operations may be located in, subject to transportation costs, and in foreign countries similarly according to location and acciess. In foreign countries such as Russia crude oil sales may be or is limited by export rules respectively. Crude oil when produced generally includes transportation by one or more methods including truck, rail or pipeline.

Recap of Prior Fiscal Year 2003 Form 10-KSB filing related to prior oil operations

- As part of efforts in Fiscal Year ended 2003 to restructure and develop our Young County Texas producing oil property interests, we entered various agreements with Camden Holdings, Inc. to fund the Company three (3) million dollars. As part of a restructure and expansion plan proposed by Camden and Summitt we disposed of 100% of our 87.5% working interests owned in oil and gas properties (segment operations) by sale to Camden’s affiliate Summitt Oil and Gas, Inc. (“Summitt”), of all debt associated with the property which had been arranged by Summitt with the various lien and debt holders for various pay off or payment arrangements of the debts owed. Summitt breached its obligations under various agreements with third parties and the Company. Camden breached its Agreement to provide funds to the Company. This breach had additional impact for the Company’s then plans to acquire certain oil properties (Comanche Point Oil Field) located in Bakersfield, California, and delayed and thereafter discontinued other acquisition plans with Montage Industries, Inc.

The interests sold included 10 wells of which 9 were producing, six leases, equipment, oil wells, and salt water disposal wells (swd). These interests historically provided proved developed producing oil reserves, with revenues. (see additional discussion at sections “Description of Properties” “liquidity and Capital Resources" and “Legal Proceedings”).

- The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

The Company originally reported our participation in the completion of one development well in May/June of 2000 located in Runnels County, Texas. The well was a dry hole. The Company consequently owns a 29.3333335% working interest in an unproved 257 acres on two leases held for development, including associated interests equipment and fixtures located on or used in connection with the leases on a well-to-well basis. The Company has assigned a zero value to interest at December 31, 2004 (also see information in “Description of Properties”).

II. Marine Segment Operations

Through International Yacht Sales Group, Ltd. of Great Britain (“IYSG”), a wholly owned subsidiary of the Company, we have been working throughout 2004 to prepare for development of our operations to cross over from private leisure sales more toward brokerage sales related to commercial shipping markets and sales of commercial marine vessels.

International Yacht Sales Group, Ltd. (“IYSG”),

Is a wholly owned subsidiary of the Company which historically has developed various franchised/direct sales and brokerage based businesses and marketing strategy for its revenue growth. All of its business divisions and acquisitions planned or targeted for growth of IYSG are based primarily on providing brokerage services that are delivered over the internet on a scaleable software platform.

IYSG has evolved a unique software package that enables both buyer and seller to interact together with a view to selling or buying yachts, commercial vessels, equipment and other services, and enables future growth for its divisions and targeted acquisitions planned. The inventory listings linking data base to customers was successful for IYSG divisional sales in its first year of its full scale operations in 2003. In operations were predisposed to

The following are divisions of IYSG:

International Yacht Sales, Brokerage And Charter

IYSBC provides sales, brokerage and charter services for private leisure yachts. Services are delivered over its primary website IYSBC.com, and utilizes proprietary software, known as Secure Yacht Server (“SYSS”), originally developed by EMEDI8 (“E8”) also a branded division of IYSG. IYSBC began with pilot offices in Torquay, UK. developing the initial backbone of sales for IYSG. Its initial strategy has been to grow by increasing the volume of leisure boat sales and chartering activity on its own website, by direct sales, and by franchising its tradename, business model, and SYSS software to other brokerages and firms.

International Commercial Shipping

International Commercial Shipping provides a vast market for international sales and support for linking inventory to customers available on its own website. InternationalCommercialShipping.com links inventories to potential customers for all forms of commercial vessels ranging from tugs to oil tankers.

Classic Ships

Classic Ships provides professional sales services for Tall and Classic Ships. Its support and website is online at ClassicShips.com. The Classic Ships website additionally hosts equipment sales such as radar and GPS systems for the marine industry consumer end user.

Emedi8

Emedi8 is a developer of proprietary e-commerce software. E8’s primary product has been SYSS, which was utilized by IYSBC, and other divisions. In addition, this platform is expected to serve as a foundation for real estate, construction, recruitment, and other e-commerce applications to be developed over time.

- Marketing Plan

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

The Company plans initially to increase and expand its sales by increasing visibility with active markets viable for its Marine sales operations, linked by IT interface.

Implement its acquisition plans to acquire boats in the US at a discount to market for sale overseas, potentially to capitalize on increased margins for profit.

- Sales and Marketability

IYSG earns its income by receiving 50% of the commission structure generated on the gross volume sales of Private Leisure Yachts, Commercial vessels, Boats, accessories and supplies. A special Banking account is managed by IYSG and IYSBC for the collection of all deposits, gross receipts and distribution of commissions to selling and listing agents. Franchise Fees accounts for generation of secondary revenues. Being a franchisee allows Brokerage agents to utilize our SYSS database system, and tap the tremendous inventory and locator listings and resources available. Franchisees can file their contracts and communications online securely. In fiscal 2003 IYSG achieved approximately $12,000,000 in Boat and Marine volume related sales of which the division generate brokerage commissions of approximately a $521,000 US dollar equivalent.

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

Customer Base

The Marine business is part of a relatively large economic environment on a Global scale, with potential customers in both the private leisure and commercial market. The IYSG customer base is significant and growing due to the need and relevance of its E – Commerce marketing platform and SYSS technology as a tool providing the ability to reach a significant potential end users for its industry base.

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

BUSINESS RISKS

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

(b) PRODUCTS RISK

Our revenue-producing operations are limited and the information available about us makes an evaluation difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other shipping, brokerage, commercial marine vessel, private leisure boat vessel, internet technology communication and web companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive should this occur. Our internet based real estate development business is subject to various risks including, without limitation, risks relating to the ability to locate and consummate the acquisition of suitable parcels of land, the availability and timely receipt of zoning, land-use, building, occupancy and other required regulatory permits or approvals, the cost and timely completion of construction (including risks from causes beyond our control, such as weather, labor conditions or material costs and shortages) and the availability of financing on favorable terms. These risks could result in substantial unanticipated delays or expense and, under certain circumstances, could prevent completion of development activities, any of which could have a material adverse effect on our business.

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

EMPLOYEES-IYSG MARINE SEGMENT OPERATIONS

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

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS FOR THE COMPANY

Due to the Company's limited operating history, it is difficult to predict accurately future revenues. This may result in one or more future quarters  where  the  Company's financial  results  may fall  below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are  outside the Company's control. Material factors expected to impact the Company's operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for  borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties  frequently encountered by companies  in the  early  stage of development. The past performance of EGPI Firecreek, Inc. cannot be used to predict the future performance of the Company.

LACK OF EXPERIENCE

Almost all of the management team joined the Company in 1999, 2003, and 2004 and certain of our management only devote a small percentage of their time to Company business. This lack of specific training, and experience for integration of the oil and gas sector coupled with working in the regulatory environment and less than full time effort in certain cases will probably cause management to miss opportunities that more experienced managers would recognize and take advantage of. Management's decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

OPERATING  LOSSES

The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company's success  must be  considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not  limited to uncertainty as to development and acquisitions and the time required for the Company's planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $6,025,601 in fiscal 2004 and $1,417,670 in fiscal year 2003.

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

KEY OFFICERS MANAGEMENT SERVICES WERE PROVIDED PRIMARILY BY OUTSIDE CONSULTING FIRMS, AND INDIVIDUALS CONTRIBUTING ADDITIONAL KEY OFFICERS MANAGEMENT SERVICES FOR FISCAL YEAR ENDED DECEMBER 31, 2004

Individual outside consulting firms owned by three of our key officers Dennis R Alexander, Chairman and CFO, Gregg Fryett, CEO and Director, and Melvena Alexander, Secretary and Comptroller along with an additional three key officers John R. Taylor, President and Director, William E. Merritt, Executive Vice President, Director, and General Counsel, Bud Faulder, Vice President and Director individually providing and contributing additional key services managed the business of the Company. The loss of the services of any key individual could have effect on the development of the Company's business. The Company may hire future employees not provided through outside consulting  firms, and depend on their services, the loss of which may effect the development of the Company's  business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance  and the Company has not  obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

OFFICERS AND DIRECTORS BENEFICIALLY OWN 57.66% MAJORITY OF SHARES

The executive officers and directors of the Company currently beneficially own approximately 57.66% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

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

OTHER

The Company’s corporate operations during fiscal year ended 2004 did not retain any employees. Individual consulting firms owned by three key officers along with three additional key officers contributing time and effort managed the day-to-day operations of our Company full time. The Company has not been in the position to afford to make salary payments. Three other directors, two of which are officers of the Company, assisted us and were available as required for no charge. We also have six to twelve consultants at minimum, and does not include part time web technicians, accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes; two are executive assistants on a part time basis with the Firecreek operations, two are translators, one assists the executive officers on a contract basis; four advisors assist us with project evaluations and business development, two advisors have assisted us with information and research and one with technical writing and presentation. The Company intends to hire several full time employees if we receive funds which include; international accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, chief communications officer; investor relations; vice president; operations officer; financing officers; several key assistants to executive officers, and other. Future performance will be substantially dependent on the continued  services of management at no cost and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

All of the company's revenues during the last fiscal year were derived principally from international sources.

ITEM 2 - DESCRIPTION OF PROPERTY

Glossary of Oil and Gas Terms.

Barrel: Equal to 42 U.S. gallons.

Basin: A depressed sediment-filled area, roughly circular or elliptical in shape, sometimes very elongated.  Regarded as a good area to explore for oil and gas.

Field: A geographic region situated over one or more subsurface oil and gas reservoirs  encompassing  at least the outermost  boundaries of all oil and gas accumulations known to be within those reservoirs vertically projected to the land surface.

Improved Oil Recovery (“IOR”): Effort to improve or enhance oil recovery that does not include secondary or tertiary basic recovery methods. In most oil fields, only a fraction of the oil can be produced by natural reservoir pressure and by conventional methods such as pumping. The remaining, or residual, oil can be recovered only by using recovery methods that restore pressure and fluid flow in underground formations through the introduction of water, gas, chemicals, or heat into the reservoir.

License: Formal or legal permission to explore for oil and gas in a specified area.

Productive: Able to produce oil and/or gas.

Proved reserves: Estimated quantities of crude oil, condensate, natural gas,  and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in the future from known  reservoirs under existing conditions using established operating procedures and under current governmental regulations.

Proved undeveloped reserves: Economically recoverable reserves estimated to exist in proved reservoirs, which will be recovered from wells, drilled in the future.

Reserves: The estimated value of oil, gas and/or condensate, which is economically recoverable.

Tons: A ton of oil is equal to 7.29 barrels of oil.

Working interest: The percentage of the operating, drilling, completing and  reworking costs that the Company is required to pay. The net revenue interest is the  percentage of the revenues that the Company receives from the sale of oil that is produced from the wells.

Mineral interest: The ownership of rights to gas, oil, or other minerals as they  naturally occur in  place, at or below the surface of a tract of land. Ownership of the minerals carries with it the right to make such reasonable use of the surface as may be necessary to explore for and produce the minerals. Only the mineral owner (or fee owner) may execute an oil or gas lease conveying his interest in a tract of land. Severance: The owner of all rights to a tract of land (vertically or horizontally). In horizontal severance, for example, if he chooses to sell all or part of the mineral rights, two distinct estates are created: the surface rights to the tract of land and the mineral rights to the same tract. The two estates may change hands independently of each other. Severed minerals  rights may be restricted as to mineral type, or limited by depth, (in which case the landowner retains the rights to minerals other than those severed, and to depth intervals other than those severed.)

The Company may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Disposal of Young County Texas Property Interests

On December 24, 2003 the Company disposed of 100% of the 87.5% working and respective net revenue interests owned in oil and gas properties located in Olney Young County Texas, which included 10 wells of which 9 were producing, six leases, equipment, oil wells and salt water disposal wells (swd) set up for production of these interests in proved developed producing oil reserves, with revenues. The interests in these assets were sold to a purchaser for the balance of the debt remaining on the assets of approximately $954,000.

Minority Interest in Unproved Acreage

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

Intangible Assets Acquired Through Exchange Merger Acquisition with International Group Holdings, Ltd. (IYSG)

On December 1, 2003 through our exchange merger acquisition with International Group Holdings, Ltd., as amended, a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”) and all of its divisions, as a wholly owned subsidiary of the Company. Divisions of IYSG include but are not limited to International Yacht Sales Brokerage and Charter (“IYSBC”), Emedia8 (“E8”), International Marine Services (“IMS”), International World Realty (“IWR”), International Boat Services (“IBS”), and International Commercial Shipping (“ICS”).

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

At December 31, 2004, management elected to impair the book value of its long lived assets since estimates of future cash flows attributable to these assets could not be assured. Consequently, management recognized $1,344,617 impairment expense in the consolidated statement of operations.

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

ITEM 3 - LEGAL PROCEEDINGS

Texas Litigation

Regarding the Company’s which is involved in a collection matter in Federal  Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026, and referenced by information and updates filed in prior Form 10-KSB for the fiscal year ended December 31, 2003, and Quarters Q1, Q2 and Q3 of fiscal year 2004, and subsequent Form 8K Reports filed thereafter, as amended. Settlement negotiations continued. In February 2005 the Company received notice that on January 26, 2005, in the United States District Court For The Western District Of Texas Midland/Odessa Division, an order was filed adopting United States Magistrate Judge’s earlier Report and Recommendation and thereafter, summarily, the Court accepted the Magistrate Judge’s recommendations and granted the Plaintiffs Motion for Entry of Default Judgment filed May 25, 2004, and Plaintiff’s Motion for allowance of Attorneys’ fees filed October 8, 2004. Final Judgment was awarded; damages are in the amount of $159,997.47 for the balance and unpaid interest to be paid by the Company along with attorneys’ fees in the amount of $26,387.34. In February 2005, The Company was notified by Baseline that and Judgment notice had been brought about in process. The Company continued settlement proposals which concluded to final accepted proposal on March 30, 2005. The following states the accepted tentative proposal: A Cashiers check in the amount of $50,000.00 and 400,000 of common restricted stock of the Company on April 14, 2005. Monthly thereafter, certified cashiers check in the amount of $20,000.00 on the 14th of each month, until the balance has been paid in full. Full release of judgment will be provided by Baseline Capital upon receipt of the final payment. The Company intends to take appropriate actions to redress the wrongs it believes brought about by third parties (see more information at sub section titled “Recap of Prior Fiscal Year 2003 Form 10-KSB filing related to prior oil operations” in Section titled “The Business”).

Arizona Litigation

The Company was originally involved in a matter with Citicorp Vendor Finance, Inc. Cause No. CV2002-020461 regarding a copier lease provided for a Company that we expected to acquire. The deal did not consummate, and the company to be acquired refused to allow Citicorp entrance to reclaim the copier, and thereafter moved. Litigation subsequently proceeded to a judgment. The Company settled the litigation by a Stipulation Regarding Judgment and began to make payments. On November 15, 2004 the Company negotiated a new tentative settlement and Stipulation Regarding Judgment whereas it made a bulk payment of $5,000 to be followed by 12 final monthly installments of $833.34 until paid in full. The Company is presently current in its payments with final monthly payment due December 19, 2005.

UK Litigation; International Yacht Sales Group, Ltd. (IYSG)–involving its subsidiary operations

International Yacht Sales Group, Ltd. is involved in a matter in United Kingdom with a creditor Mercator Media (“Mercator”) for non payment on advertising invoices due in approximate amount of USD$9,000 plus legal costs added of approximately USD3,000-$4,000. IYSG management believed the bill was not owed by it but by unauthorized third parties using its name and letterhead in an inappropriate business manner during the course of a circumvention attempt. This motion was negated due instruction on IYSG letterhead. The Company in behalf of IYSG settled a statutory action made by Mercator Media by agreeing to pay the debt owed for IYSG in monthly installments beginning with a lump sum of approximately USD$3,000 followed by monthly installments of USD$2,000 per month. The lump sum initial payment was made in December 04 and therewith Mercator agreed to a 56 adjournment of the Winding-Up Petition against IYSG. The Company has made three additional USD$2,000 monthly installment payments to date. Balance on the debt with attorneys fees is approximately USD$4,000 remaining as of March 7, 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters that were submitted to a vote of our security holders during entire fiscal year 2004.

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

On August 5, 2004, Consenting Shareholders Owning Approximately 61% of Our Common Stock: a.) Consented in writing to the proposed actions approving Articles of Amendment to the Registrant's Articles of Incorporation(please see Exhibit 3.6 to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference); and b.) Consented in writing to the proposed actions approving a Registration Statement on Form S-8 for the Company’s “2004 Stock Incentive Plan (2)” filed with the Commission August 6, 2003. This information was furnished in Item 4. of the Registrants Report on Form 10-QSB for the quarter ended September 30, 2004 and incorporated herein by reference).

On September 30, 2004 the board of directors and shareholders had approved by majority consent a name change from Energy Producers, Inc. to EGPI\Firecreek, Inc. and the following additional matters (please see our Current Report on Form 8-K/A (Amendment No. 3) filed September 30, 2004, incorporated herein by reference, and Item 9.01 (c) Exhibit No. 99.1 thereto).

i.

Confirmed the Merger Exchange Agreement between the Registrant and Firecreek Petroleum, Inc. based on progress defined (see Item 9.01 Exhibit 99.1 attached to the Current Report).

ii.

Authorized and approved the Proposed Voting Agreement for signing (see Form 8-K/A current report filed on September 16, 2004, Item 9.01 Exhibit 10.21 thereto, incorporated herein by reference).

iii.

Approved and reconfirmed other matters listed in the resolution (see Item 9.01 Exhibit 99.1 attached to the amended current report).

On December 18, 2004, Consenting Shareholders owning approximately 59% of our Common Stock: a.) Consented in writing to the proposed actions approving a Registration Statement on Form S-8 for the Company’s “2005 Stock Incentive Plan” filed with the Commission December 20, 2004, and  b.) approved for the issuance of 150,000 shares of its Series B preferred stock, par value $0.001 per share, as additional consideration in behalf of a Credit Facility Agreement entered into by Firecreek, Inc., a Delaware corporation (“Firecreek”), EGPI Firecreek, Inc., a Nevada corporation (“EGPI”), and Randy Pack (“Lender”).

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

Year Ended December 31, 2004

High

Low

First Quarter

$0.21

$0.11

Second Quarter

0.23

0.06

Third Quarter

0.13

0.065

Fourth Quarter

0.09

0.03

Year Ended December 31, 2003

High

Low

First Quarter

$0.20

$0.01

Second Quarter

0.44

0.04

Third Quarter

0.06

0.03

Fourth Quarter

0.20

0.03

Year Ended December 31, 2002

High

Low

First Quarter

$0.02

$0.02

Second Quarter

0.02

0.02

Third Quarter

0.02

0.02

Fourth Quarter

0.02

0.0005

As of December 31, 2004, the Company had issued and outstanding 75,247,968 common shares, held by approximately 878 holders of record, 2,566,831 series A preferred held by 14 holders of record, and 9,500,000 series B preferred held by 14 holders of record.

There have been no cash  dividends  declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i) All compensation plans previously approved by security holders; and

(ii) All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category

Number of securities to be

Weighted average exercise

Number of securities

 issued upon exercise of

price of outstanding options,

remaining available for future

outstanding options, warrants

warrants and rights

issuance

and rights

(a)

(b)

 (c)

-------

-------

--------

(i) Equity compensation plans

approved by security holders

2004 Stock Incentive Plan

2,500,000

$  0.18

-0-

2004 Stock Incentive Plan (2)

1,400,000

$  0.09

-0-

2005 Stock Incentive Plan

7,000,000

$  0.054

2,600,000

(ii) Equity compensation plans

not approved by security holders

None

-

-

-

------------------------------

-------------

----------

------------

Total

10,900,000

$  0.108

2,600,000

On June 29, 2004 as part of the Registrant’s acquisition of Firecreek Petroleum, Inc. we granted stock options totaling 17,000,000 at an exercise price of $.70 cents. Since the options exercise price is considerably higher than the market price, the options are not expected to be exercised anytime in the near future.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY RESULTS OF OPERATIONS

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: The risk of significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, inflationary and deflationary conditions and cycles, currency exchange rates effecting product demand, changing government regulations domestically and internationally effecting the marine industry, including various taxing authorities, VAT, OSHA, and general market conditions, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into additional oil and gas project operating agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the oil and gas industry, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. actively deploying development and plans for our new oil and gas subsidiary operations. Firecreek has pursued an aggressive acquisition plan for potential oil and gas rehabilitation and development projects located in several project countries. After several months of efforts Firecreek is now in the latter stages of commencing with oil and gas operations initially targeted for programs located in Russia and Romania (see further description and information listed in “The Business”). Although management believes it will be effective in its 2005 acquisition and development plans, there is no assurance we will commence with oil and gas operations, or if we do these operations will be profitable or provide expected revenues and corresponding cash flow.

On December 1, 2003 through our exchange merger acquisition with International Group Holdings, Inc., as amended, we acquired summarily, a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of United Kingdom (“IYSG”), as a wholly owned subsidiary of the Company. IYSG has a fully integrated proprietary database system providing global IT coverage linking agents to buyers and generates its revenues from sales of listed marine inventory items including but not limited in its scope ranging from small boats to full size tugs and large commercial shipping vessels, equipment sales, and provides for other marine related services to generate potential revenues. IYSG has an existing international contact base. The Company is focused on evaluation of the market potential for continued development of its Marine subsidiary operations and increasing revenue for fiscal 2005 subject to the risks inherent in its business and plans.

Through 2004 our income was derived from IYSG. The subsidiary was purchased on December 1, 2003. The accompanying financial statements and management discussion and analysis includes IYSG’s operations from January 1, 2004 to December 31, 2004 compared to December 1, 2003 to December 31, 2003.

During fiscal year 2003, our prior segments, oil and gas leases and PSI, were disposed of and is being disposed of, respectively. The results of operations for these segments is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2003.

The Company is currently focused on its oil and gas and marine segment of operations, and integration with the Company, making presentations to asset-based lenders and  other financial institutions for the purpose of expanding our growth potential by commencing with oil and gas operations in 2005 and increasing sales output of our marine operations based in United Kingdom.

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

GENERAL

The Company historically derived its revenues primarily from two segments of operations 1) retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and 2) from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. In 2003 the Company disposed of these two segments of operations and accounted for the segments as discontinued operations in the consolidated statements of operations for fiscal year 2003.

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has one or more collectively been involved in oil and gas operations worldwide. Firecreek programs and activities throughout 2004 are in latter stages of preparation for commencement of oil and gas operations planned for fiscal mid year 2005: Through its alliance with Sahara, (see further discussion in “The Business”) parties have agreed to work exclusively with one another to carry out a systematic program of exploration and prospecting works and to implement projects of oil and gas field rehabilitation, development, construction, transport, and marketing and exporting of oil and gas reserves, associated with fields under control of the Ministry of Natural Resources and located in the Indol-Kuban Basin, Russia. There are no revenues attributable to sales of oil and natural gas for the fiscal year ended 2004.

In December 2003, the Company acquired International Yacht Sales Group, Ltd. (IYSG), engaged in brokerage sales of private leisure and commercial marine vessels. We are working to expand and increase our revenue base in Fiscal Year 2005 for our commercial marine sales operations. In 2004 we began to cross over from private leisure sales more toward brokerage sales related to commercial shipping markets. In attempting this crossover we encountered unexpected intense competition related to our initially entering commercial sales, amidst sudden changes in economic cycles for general private leisure boat sales, delays in obtaining capital, contract circumvention attempts, and changes in related government regulation and requirements on the marine industry for secondary resale vessel market. All together these circumstances impacted our 2004 growth plans and our business segment and significantly disrupted our operations, limiting and or canceling our prospects and potential sales. This however did not limit the potential purchasers as our inventory location capabilities is unique and in demand. Based on these experiences, and more, we are working to redress our plans and strategy for the marine segment in 2005. In addition we are working on feasibility for potentially structuring in house financing capabilities. Specialized marine vessel financing is needed to help attract qualified third party purchasers. Such finance ability must be structured on rates and terms beneficial to the marine operations profit margins. Additionally we are working on sources to supply capital necessary to take advantage of direct inventory marine vessel purchases available for resale. Our 2005 goal is to work on development and access to financing plans, improve our business strategy, competitive angle, and stimulate growth and recapture of sales activities related to the IYSG marine segments business plan and operations.

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for commencement of its Firecreek oil and gas and IYSG on-line marine retail operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the company will encounter difficulties and delays encountered with business integration of two subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, and in the prices of marine vessel inventories, regulations, and acquisition and development pricing, costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS - 2004 Compared to 2003

Total revenue from  on-line marine retail was $21,168 for fiscal year 2004 compared with $82,866 for year 2003. The Company effectively began its operations in this business area through its acquisition of IYSG in early December 2003. Operations have not yet commenced for the Firecreek oil and gas division and therefore were no revenues generated for 2004.

General and administrative costs increased approximately 289% percent to $5,779,457 in 2004 from $1,294,334 in 2003 mainly due to the impairment charges related to the assets of IYSG and Firecreek. General and administrative costs include $1,139,659 in consulting fees resulting from the issuance of 14,125,000 shares to consultants in fiscal 2004. General administrative expense also includes $1,344,617 from impairment of long lived assets held by IYSG and $1,600,000 in impairment goodwill resulting from the purchase of Firecreek. Management elected to write off the resultant long lived assets and goodwill from the purchases as it could not be assured of future cash flows being in excess of the long lived assets and goodwill recognized at purchase.

After deducting general and administrative expense, the Company experienced a loss from operations of $5,772,972 in 2004 as compared to a loss of $1,245,338 in fiscal 2003.

Interest expense for fiscal year 2004 was $351,390 as compared to $64,366 in fiscal year 2003.  Much of the increase in interest expense for fiscal year 2004 was due to interest allocated on the convertible debt.

After deducting interest expense, the Company incurred a loss before extraordinary items of $6,182,601 in fiscal year 2004 compared to a loss of $1,309,704 in fiscal year 2003.

After accounting for forgiveness of debt, the net loss for the fiscal year 2004 was $6,025,601, as compared to $1,417,670 for fiscal year 2003. On a per share basis, fully diluted loss per share for fiscal year 2004 was $0.11 compared to $0.09 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2004 was $5,538 compared to $45,155 at the beginning of the year.  At December 31, 2004, the Company had working capital deficit of $6,025,601 compared to $1,309,704 at the beginning of the year.

Cash used by operating activities was $1,479,125 for the year ended December 31, 2004, compared with $847,772 for the year ended December 31, 2003.

Total assets decreased to $5,538 at December 31, 2004 compared to $1,758,790 mainly as a result of the impairment of the IYSG assets.

Shareholders equity decreased to ($2,239,915) at December 31, 2004 from an equity of $317,321 at December 31, 2003. During fiscal year 2004, the Company issued 14,125,000 shares to consultants valued at $1,139,659 for services rendered.  In addition, the Company raised $650,000 by issuing convertible debt, and

$748,250 in advances that were received from shareholders for operations. Net loss of $6,025,601 for fiscal year 2004 decreased stockholders equity to ($2,239,915) at the end of the year.

The  Company  must  generally  undertake  certain ongoing  expenditures  in connection expanding and developing its Firecreek Petroleum, Inc. oil and gas segment subsidiary operations, and its International Yacht Sales Group, Ltd. wholly owned Marine segment subsidiary operations; review and perform due diligence for commencement of its including acquisition development programs; develop new and ongoing business prospects, and provide capital for acquisitions and interests in accordance with its plan for each business segment.

Management has estimated that such cost for initially activating development of its current plans for commencement of the Firecreek oil and gas segment operations and expansion of our marine segment operations, will initially require approximately $2,500,000 to $5,000,000 or more during the first six to twelve months of fiscal 2004. We have obtained $150,000 and $350,000 in November 2004, and February 2005 respectively towards the initiation of this goal. We are expecting an additional $2,700,000 funding or more to conclude, but not guaranteed, by end of April 2005.

Financing and full operational expansion and development of acquisition programs for our Firecreek oil and gas, and IYSG marine subsidiary operations could require up to $50,000,000 or more. The Company may reduce or increase its requirement as circumstances dictate. We may also elect to revise these plans and requirements for funds depending on factors including; oil and gas acquisition and development interim and project finance requirements; marine segment requirements including warehouse lines of credit ability for its international commercial shipping projects; timing of markets as to cyclical aspects as a whole; currency and exchange rates; availability, interest and timing as may become indicated from parties representing potential sources of capital; structure and status of any of our strategic alliances, potential joint venture partners, or our targeted acquisitions and or interests.

We are working on obtaining additional financing for the development and expansion of our marine subsidiary operation, and for future segment plans.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2005.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.

(formerly Energy Producers, Inc.)

CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND DECEMBER 31, 2003

Index to Financial Statements

Independent Auditor’s Report

F-1

Consolidated Balance Sheets

F-2

Consolidated Statement of Operations

F-3

Consolidated Statement of Cash Flows

F-4

Consolidated Statement of Changes in Shareholders Equity

   F-5 – F-6

Notes to the Consolidated Financial Statements

   F-7 – F-19

Independent Auditor’s Report

The Shareholders

EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EGPI Firecreek, Inc. as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2 to the consolidated financial statements.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/ DONAHUE ASSOCIATES, L.L.C.

Donahue Associates, L.L.C.

Monmouth Beach, New Jersey

April 7, 2005

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of December 31, 2004 and December 31, 2003

ASSETS	31-Dec-04	31-Dec-03

Current assets:
Cash & interest bearing deposits	$5,538	$45,155
Accounts receivable	0	21,933
Total current assets	5,538	67,088

Other assets:
Property & equipment- net	0	1,523,812
Receivables from shareholders	0	167,890
Total assets	$5,538	$1,758,790

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$758,780	$462,334
Notes payable- shareholders	573,572	638,679
Accrued interest payable	80,418	166,513
Deferred revenues	0	123,649
Loans payable to banks	0	4,936
Notes payable	3,000	3,000
Capital lease payable- current portion	4,745	3,989
Total current liabilities	1,420,515	1,403,100
Advances payable to shareholders	564,803	0
Capital lease payable- non current portion	4,531	9,273
Convertible debentures payable-net	214,441	0
Total liabilities	2,204,290	1,412,373

Net liability of discontinued operation	29,096	29,096

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 2,566,831 issued	$2,567	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 9,500,000 issued	9,500	0
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 75,247,968 at December 31, 2004 and
36,088,968 shares at December 31, 2003	75,248	36,089
Additional paid in capital	6,388,767	2,983,534
Accumulated deficit	(8,726,593)	(2,700,992)
Accumulated other comprehensive loss	22,663	(1,310)
Total shareholders' equity (deficit)	(2,239,915)	317,321

Total Liabilities & Shareholders' Equity	$5,538	$1,758,790

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2004 and December 31, 2003

	31-Dec-04	31-Dec-03
Revenues:
Gross revenues	$21,168	$82,866
Less cost of revenues	(14,683)	(33,870)
Net revenues	6,485	48,996

General and administrative expenses:
General administration	5,779,457	1,294,334
Total general & administrative expenses	5,779,457	1,294,334

Net loss from operations	(5,772,972)	(1,245,338)

Other revenues and expenses:
Other income	(58,239)	0
Interest expense	(351,390)	(64,366)
Net loss before provision for income taxes	(6,182,601)	(1,309,704)

Provision for income taxes	0	0

Net loss before extraordinary item	(6,182,601)	(1,309,704)

Extraordinary item- forgiveness of debt (net of tax)	157,000	0

Net loss from continuing operations	($6,025,601)	($1,309,704)

Discontinued operations (net of tax)	$0	(107,966)

Net loss	($6,025,601)	($1,417,670)

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.11)	($0.08)
Loss from discontinued operations	0.00	(0.01)
Loss from extraordinary item	0.00	0.00
Loss per share	($0.11)	($0.09)

Weighted average of common shares outstanding:
Basic & fully diluted	53,088,218	15,915,354

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and December 31, 2003

	31-Dec-04	31-Dec-03
Operating Activities:
Net loss from continuing operations	($6,025,601)	($1,309,704)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	58,737	39,317
Amortization of beneficial conversion feature	269,174	0
Bad debt	141,443	0
Consulting expense	1,139,659	587,450
Impairment expense	2,944,617	145,507
Extraordinary item- forgiveness of debt (net of tax)	(157,000)	0
Changes in other operating assets and liabilities :
Accounts receivable	21,933	11,610
Accounts payable and accrued expenses	251,562	(217,274)
Deferred revenues	(123,649)	(104,678)
Net cash used by operations	(1,479,125)	(847,772)

Investing Activities:
Cash acquired in purchase of subsidiary	0	145,061
Net cash provided by investing activities	0	145,061

Financing Activities:
Issuance of common stock	50,180	8,000
Payment of bank loan	(4,936)	0
Issuance of convertible debentures	650,000	0
Payment of capital lease	(3,986)	(22,290)
Proceeds from shareholder advances	748,250	743,013
Net cash provided by financing activities	1,439,508	728,723

Net increase in cash during the year	(39,617)	26,012

Cash balance at beginning of the fiscal year	45,155	19,143

Cash balance at end of the fiscal year	$5,538	$45,155

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,574	$0
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004 and December 31, 2003

					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2003	12,017,812	$12,018	$707,039	($1,283,322)	$0	($564,265)

Issued stock for services	6,820,000	6,820	580,630			587,450

Issued common stock	200,000	200	7,800			8,000

Issued stock to purchase IGHI	17,051,156	17,051	1,688,065			1,705,116

Foreign currency
translation adjustment					(1,310)	(1,310)

Net loss for the fiscal year				(1,417,670)		(1,417,670)

Balance at December 31, 2003	36,088,968	36,089	2,983,534	(2,700,992)	(1,310)	317,321

Stock issued to consultants	14,125,000	14,125	1,125,534			1,139,659

Conversion of convertible debt	5,034,000	5,034	176,916			181,950

Beneficial conversion feature			522,783			522,783

Issuance of tock to purchase
Firecreek	20,000,000	20,000	1,580,000			1,600,000

Foreign currency
translation adjustment					23,973	23,973

Net loss for the fiscal year				(6,025,601)		(6,025,601)

Balance at December 31, 2004	75,247,968	$75,248	$6,388,767	($8,726,593)	$22,663	($2,239,915)

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004 and December 31, 2003

(continued)

	Comprehensive		Preferred	Par
	Loss		Issued	Value

Comprehensive loss January 1, 2003	($503,325)
		Issuance of preferred A to	2,566,831	$2,567
Foreign currency		purchase Firecreek
translation adjustment	(1,310)
		Issuance of preferred B to
Net loss for the fiscal year	(1,417,670)	purchase Firecreek	9,500,000	9,500

Comprehensive loss at December 31, 2003	(1,418,980)	Total preferred issued	12,066,831	$12,067

Foreign currency
translation adjustment	23,973

Net loss for the fiscal year	(6,025,601)

Comprehensive loss at December 31, 2004	($7,420,608)

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2004 and December 31, 2003

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

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include.  Actual results may differ from these estimates.

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

Recent Accounting Pronouncements-

EITF 03-16:  In March 2004, the EITF reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of EITF 03-16 did not have a material impact on the consolidated financial condition or results of operations.

EITF 04-1: In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of EITF 04-1 did not have a material impact on the consolidated financial condition or results of operations.

SFAS No. 123R : In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the consolidated financial condition or results of operations.

2. Going Concern Considerations

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the years ended December 31, 2004 and December 31, 2003 and in prior fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.

Management’s plans with regard to this matter are as follows:

-Raise interim finance to assist i) commencement-development of oil and gas operations ii) marine subsidiary operations,  iii) corporate operations

-Complete technical field analysis and certified third party engineering reports for oil and gas projects initially located in Russia and Romania suitable to investor requirements

-Acquire primary working interests in oil and gas projects

-Obtain asset based project finance to fund full scale work programs for oil and gas projects in Russia and Romania

-Structure and obtain specialized financing and credit facility available for marine division requirements to develop sales growth

-Implement necessary staffing requirements and executive manpower

-Acquire and deploy international accounting software and systems for subsidiary operations

3. Fair Values of Financial Instruments

The carrying amounts of the cash, accounts receivable, receivables from shareholders, accounts payable and accrued expenses, accrued interest payable,  loans payable to banks, notes payable, notes payable to shareholders, deferred revenues, capital lease payable, advances payable to shareholders, and convertible debentures payable reported in the balance sheet are estimated by management to approximate fair value.

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

Warrants to purchase 4,200,000 shares of common stock were outstanding at December 31, 2004.  In addition, the Company issued convertible debt in April and November 2004.  The Company received proceeds $650,000 and issued unsecured debt at 1% due in April 2009 convertible into 16,760,000 shares of common stock.

The common stock equivalents of the warrants outstanding and the convertible debt and convertible preferred stock are not included in the computation of loss per share because their effect would be antidilutive.

Net loss per common share has been computed as follows:

	31-Dec-04	31-Dec-03

Net loss from continuing operations	($6,025,601)	($1,309,704)

Net loss from discontinued operations	$0	($107,966)

Total shares outstanding	75,247,968	36,088,968

Weighted average	53,088,218	15,915,354

Loss from continuing operations	($0.11)	($0.08)
Loss from discontinued operations	0.00	(0.01)
Loss per share	($0.11)	($0.09)

Options outstanding at December 31, 2004 are as follows.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2003	6,600,000

Issued	0
Expired	(2,000,000)

Outstanding at December 31, 2003	4,600,000	$0.97	6.20

Issued	0
Expired	(400,000)

Outstanding at December 31, 2004	4,200,000	$0.96	2.64

5. Property and Equipment

A summary of property and equipment at December 31, 2004 and December 31, 2003 is as follows.

	31-Dec-04	31-Dec-03

Web site and software	$0	$1,540,001
Office equipment & furniture	0	24,833
Accumulated depreciation	0	(41,022)

Net property & equipment	$0	$1,523,812

At December 31, 2004, management elected to impair the book value of its long lived assets since estimates of future cash flows attributable to these assets could not be assured.  Consequently, management recognized $1,344,617 impairment expense in the consolidated statement of operations.

6. Common Stock and Preferred Stock Transactions

During the year ended December 31, 2004, the Company issued 14,125,000 shares of common stock to pay $1,139,659 in fees for services rendered.

During the year ended December 31, 2004, holders of the convertible debt elected to convert $131,770 of the convertible debt to 5,034,000 shares of common stock.

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

7.  Litigation

Texas Litigation

Regarding the Company’s which is involved in a collection matter in Federal Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026, and referenced by information and updates filed in prior Quarters Q1, Q2 and Q3 and subsequent Form 8K Reports as amended. Settlement negotiations continued. In February 2005 the Company received notice that on January 26, 2005, in the United States District Court For The Western District Of Texas Midland/Odessa Division, an order was filed adopting United States Magistrate Judge’s earlier Report and Recommendation and thereafter, summarily, the Court accepted the Magistrate Judge’s recommendations and granted the Plaintiffs Motion for Entry of Default Judgment filed May 25, 2004, and Plaintiff’s Motion for allowance of Attorneys’ fees filed October 8, 2004. Final Judgment was awarded; damages are in the amount of $159,997.47 for the balance and unpaid interest to be paid by the Company along with attorneys’ fees in the amount of $26,387.34. In February 2005, The Company was notified by Baseline that and Judgment notice had been brought about in process. The Company continued settlement proposals which concluded to final accepted proposal on March 30, 2005. The following states the accepted tentative proposal: Cashiers check in the amount of $50,000.00 and 400,000 restricted common shares of common restricted stock of the Company on April 14, 2005. Monthly thereafter, certified cashiers check in the amount of $20,000.00 on the 14th of each month, until the balance has been paid in full. Full release of judgment will be provided by Baseline Capital upon receipt of the final payment. The Company intends to take appropriate actions to redress the wrongs it believes brought about by third parties.

Arizona Litigation

The Company was originally involved in a matter with Citicorp Vendor Finance, Inc. Cause No. CV2002-020461 regarding a copier lease provided for a Company that we expected to acquire. The deal did not consummate, and the company to be acquired refused to allow Citicorp entrance to reclaim the copier, and thereafter moved. Litigation subsequently proceeded to a judgment. The Company settled the litigation by a Stipulation Regarding Judgment and began to make payments. On November 15, 2004 the Company negotiated a new tentative settlement and Stipulation Regarding Judgment whereas it made a bulk payment of $5,000 to be followed by 12 final monthly installments of $833.34 until paid in full. The Company is presently current in its payments with final monthly payment due December 19, 2005.

UK Litigation; International Yacht Sales Group, Ltd. (IYSG)–involving its subsidiary operations

International Yacht Sales Group, Ltd. is involved in a matter in United Kingdom with a creditor Mercator Media (“Mercator”) for non payment on advertising invoices due in approximate amount of USD$9,000 plus legal costs added of approximately USD3,000-$4,000. IYSG management believed the bill was not owed by it but by unauthorized third parties using its name and letterhead in an inappropriate business manner during the course of a circumvention attempt. This motion was negated due instruction on IYSG letterhead. The Company in behalf of IYSG settled a statutory action made by Mercator Media by agreeing to pay the debt owed for IYSG in monthly installments beginning with a lump sum of approximately USD$3,000 followed by monthly installments of USD$2,000 per month. The lump sum initial payment was made in December 04 and therewith Mercator agreed to a 56 adjournment of the Winding-Up Petition against IYSG. The Company has made three additional USD$2,000 monthly installment payments to date. Balance on the debt with attorneys fees is approximately USD$4,000 remaining as of March 7, 2005.

8.  Convertible Debt

In April and November 2004, the Company received proceeds $650,000 and issued unsecured convertible debt at 1% due in April 2009.  The debt is convertible into 16,760,000 shares of common stock.  As a result of the transaction, the Company allocated $522,783 of the proceeds received to additional paid in capital as the beneficial conversion feature related to the equity portion of the convertible debt .  The beneficial conversion feature is being amortized to interest expense using the effective interest method over the life of the debt. The balance of the convertible debt on the balance sheet is as follows:

Proceeds received	$650,000

Beneficial conversion feature	(522,783)

Converted debt to shares	(181,950)

Allocated to interest expense	269,174

Net convertible debt payable	$214,441

9. Authorization of Preferred Stock

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

10. Debt

The following is a listing of notes payable at December 31, 2004:	2004	2003
and December 31, 2003

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000	$3,000

Total note payable	$3,000	$3,000

The following is a listing of notes payable and advances from shareholders at
December 31, 2004 and December 31, 2003

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$145,025	$146,525

Unsecured notes due to a shareholder due on demand interest at 12%	29,500	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000	10,000

Judgment due on demand at interest of 8.25% due to a former
shareholder of the Company	373,306	245,000

Unsecured note payable due on demand at interest of 10% due to
a shareholder of the Company	0	10,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	11,741	193,654

Total advances and note payable to shareholders	$573,572	$638,679

11. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-04	31-Dec-03

Net loss before provision for income taxes	($6,182,601)	($1,309,704)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(3,253,443)	(743,307)
Allowance for recoverability	3,253,443	743,307
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$3,253,443	$743,307
Allowance for recoverability	(3,253,443)	(743,307)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Purchase of Firecreek Petroleum Inc and IGHI

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

Management concluded the goodwill asset recognized upon the purchase of these operations would not be recoverable and accordingly has recognized and impairment charge of $1,600,000 in the consolidated statement of operations.

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

The fair market value of the assets and the liabilities acquired at the date of the transaction are recorded on the consolidated balance sheets of the Company.  The excess of the fair value of the stock issued over the net assets received in the transaction was recorded as goodwill.  Goodwill of $145,507 resulting from the transaction was recorded in the statement of operations as impairment expense in the consolidated statement of operations for fiscal year 2003.

Pro-forma selected financial data attributable to the purchase for fiscal years ended December 2004 and December 31, 2003 is as follows:

	2004	2003

Revenues	$21,168	$521,254

Net loss	($6,088,613)	($1,265,678)

Loss per share	($0.11)	($0.08)

13. Concentration of Credit Risk

The Company relies on the financial support of officers and shareholders.  A withdrawal of this support would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

14.  Disposal of PSI

The business operations of PSI were discontinued by a formal plan for disposal adopted by management in December 2003. The net of the assets and liabilities of PSI are recorded as a net liability of discontinued operations in the consolidated balance sheets and the result of its operations are included in the consolidated statements of operations as loss on discontinued operations.

The following is the balance sheet of PSI at the date of disposal.

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

15. Commitments and Contingencies

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

The minimum future lease payments on the capital lease at December 31, 2004 are as follows:

2005	$6,500
2006	4,392

Total minimum lease payments	$10,892

Less amounts representing interest	(1,616)

Present value of net minimum lease payments	$9,276

16. Related Party Transactions

During fiscal years 2004 and 2003, the chief executive officer and shareholder provides office space to the Company at no cost to the Company.

During fiscal year 2004, officers of the Company advanced $564,803 to the Company for its operations at no stated interest.  Interest expense on the advances has been imputed at the Company’s cost of capital and $50,180 in interest expense has been recorded in the consolidated statement of operations.

The following is a listing of notes payable and advances from shareholders at December 31, 2004 and December 31, 2003

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$145,025	$146,525

Unsecured notes due to a shareholder due on demand interest at 12%	29,500	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000	10,000

Judgment due on demand at interest of 8.25% due to a former
shareholder of the Company	373,306	245,000

Unsecured note payable due on demand at interest of 10% due to
a shareholder of the Company	0	10,000

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	11,741	193,654

Total advances and note payable to shareholders	$573,572	$638,679

The Company charged $73,893 and $63,640 to interest expense in the consolidated statement of operations in fiscal years 2004 and 2003, respectively.

17. Addendum to the Consolidated Statement of Cash Flows

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

18. Subsequent Events

In January 2005, The Company issued 1,300,000 shares of common stock to pay vendors’ and consultants’ invoices totaling $39,000 at December 31, 2004.

In February 2005, the Company received additional proceeds of $350,000 and issued unsecured convertible debt at 1% due in April 2009.

In February 2005 the Articles of Incorporation were restated to increase total authorized capital stock from 260,000,000 shares to 430,000,000 shares. The authorized par value $.001 common voting stock is increased from the previous 200,000,000 shares to 350,000,000 shares. The Company’s authorized capital stock includes 20,000,000 shares of par value $.001 non-voting common stock which remains unchanged, and the number of shares of $.001 par value preferred stock is increased from the previous 40,000,000 shares to 60,000,000 shares.

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

Due to the actions of our accountants we were delayed in the filing of our Form 10-KSB for the year ended December 31, 2003, due on or before March 30, 2004. Further, we encountered delays in the filing of the International Group Holdings, Inc. (“IGHI”) financial statements and pro forma, including the filing of an amended Preliminary 14C Information Statement regarding the exchange acquisition with IGHI, as a result of the above stated actions.

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

ITEM 8B. OTHER INFORMATION

Please see terms and provisions listed in our Voting Agreement, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed April 7, 2004.

PART III

ITEM  9  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the company are as follows:

NAME

AGE

POSITION WITH COMPANY

Dennis R. Alexander

50

Chairman, and CFO of the Company, and

Firecreek Petroleum, Inc.

Gregg Fryett

37

Chief Executive Officer and Director of

   the Company, Firecreek Petroleum, Inc.

   and International Yacht Sales Group, Ltd.

John R. Taylor

60

President, and Director of the Company

   and Firecreek Petroleum, Inc.

William E. Merritt

61

Director, Executive Vice President and General

   Counsel of the Company, and Firecreek

   Petroleum, Inc.

Charles Alliban

54

Treasurer and Director of the Company

   and Firecreek Petroleum, Inc.

Melvena Alexander

70

Secretary and Comptroller of the Company

   and Firecreek Petroleum, Inc.

George B. Faulder

62

Vice President and Director of the

   Company, and Firecreek Petroleum, Inc.

Peter Fryett

63

Vice President, Asst. Sec., and Director

   of the Company, and Firecreek Petroleum,

   Inc., Director of IYSG

Dr. Mousa Hawamdah

57

Director of the Company and Firecreek

   Petroleum, Inc. -Libyan Government Advisor

James M. Barker Jr.

52

Vice President, International Accounting

   for the Company and Firecreek Petroleum, Inc.

Mike Norman

47

Director of the Company, and Firecreek

   Petroleum, Inc.- Media Advisor

J. Michael Hester

65

Member of Advisory Board of the Company

Term for Directors:  In accordance with Article 9.2 of the Company's Bylaws: The members of the Board of Directors shall hold office until the first annual meeting of Stockholders and until their successors shall have been elected and qualified. At the first annual meeting of Stockholders and at each annual meeting thereafter the Stockholders shall elect Directors to hold office until the next succeeding annual meeting, except in the case of classification of the Directors. Each Director shall hold office for the term for which he is elected until his successor shall have been elected and qualified.

Dennis R. Alexander has served as Chairman and CFO of the Company and Firecreek Petroleum, Inc. since July 1, 2004 having served as the President and Director of the Company from May 18, 1999 to June 30, 2004. In September 1998 he was a founder, and from January 19, 1999 through its acquisition with the Company served as President and Director of Energy Producers Group, Inc. From April 1997 through March 1998, served as CEO, Director, Consultant of Miner Communications, Inc., a media communications company. From April 26, 1997 through March, 1998 he was a director of Rockline, Inc., a private mining, resource company, and a founder of World Wide Bio Med, Inc., a private health-bio care, start up company. Since March 1996 to the present he has owned Global Media Network USA, Inc., which has included management consulting, advisory services. Mr. Alexander devotes approximately 60 to 80 hours per week minimum, and more as required, to the business of the Company.

Gregg Fryett has served as Chief Executive Officer and Director of the Company and Firecreek Petroleum, Inc. since July 1, 2004 having served as Chairman and CEO of the Company from January 27, 2004 through June 30, 2004. Prior to this period Mr. Fryett served as VP and Director of the Company from 17th December 2003 through January 26, 2004. He is the CEO of International Yacht Sales Group, Ltd. subsidiary operations. From April 3rd, 2003 through appointment to the Company, he served as President of International Group Holdings Inc, a Utah OTC corporation. Prior to this, he was Director of the marine sales operations based in the UK. Mr. Fryett devotes approximately 40-80 hours per week to the business of the Company.

John R. Taylor has been President and Director of the Company and Firecreek Petroleum, Inc. since July 1, 2004. He has over 26 years experience in the petroleum industry and been actively engaged in the search for commercial hydrocarbons since he was 13 years old, beginning his career in the oil industry working the family business: Mr. Taylor graduated St. Johns Military School; University of Nebraska, BGS Political Science and Prelaw. Mr. Taylor is also a Graduate of Halliburton Energy Institute. His Military service in the U. S. Army was during the period from 1965 to 1975 being honorably discharged in 1975 as a Captain (P). He served in Viet Nam, Germany and Korea in Aviation and Air Defense assignments. He is a Member of numerous oil and gas related clubs and associations, including the North Texas Oil & Gas Association, listed in Who’s Who in the South and Southwest and in Who’s Who in Finance and Industry. Mr. Taylor is a member of the Confederate Air Force and a former Regional Coordinator for the American Defense Institute. Mr. Taylor has been directly involved in evaluation of prospect operations, drilling production, project management, and seismic exploration, as well as acquisition and development. Mr. Taylor founded a group of companies with his associates known as the Firecreek Group of companies, or simply Firecreek, which has operated directly, or through subsidiaries or branches, in the U.S., Turkey and Romania, and have sought opportunities in Vietnam, Russia, Chechnya, Bosnia-Herzegovina, the Caribbean, Mexico and South America. Mr. Taylor was a principal advisor to the Serbian government in the early post-war battle damage assessment and reconstruction planning efforts of the Bosnia petroleum facilities and pipelines. In 1994, returned to post-war Vietnam and negotiated and obtained an initial Production Sharing Contract (“PSC”) covering essentially the entire onshore area south of Saigon, as well as the adjoining shallow coastal water area extending out 12 to 25 miles from the shoreline. He has gained experience from the Vietnam project in the use of satellite-based telecommunications which was utilized in Bosnia-Herzegovina implementing a program for British soldiers to be able to call home after the war. Mr. Taylor has extensive experience in project planning, execution and management and a reputation for handling difficult and complex international situations involving remote petroleum operations and host government relations. Mr. Taylor devotes approximately 40-80 hours per week, and more as required, to the business of the Company.

William E. Merritt has been Executive Vice President, General Counsel and Director of the Company, and Firecreek Petroleum, Inc. since July 1, 2004. A founder of Firecreek Petroleum (Romania), Inc. he has served as a Director and as Executive Vice President and General Counsel of that company since its formation in 1999. Mr. Merritt has also served in the same capacities for Firecreek Petroleum, Inc. since it was reorganized in March 2004 to concentrate on international oil and gas operations. He serves as a Director and as Executive Vice President and General Counsel of the Company resulting from the merger of those companies now known as Firecreek Petroleum, Inc. He has served in similar capacities in other Firecreek-related companies engaged in international telecommunications operations since 1996. Mr. Merritt holds a B.S.E.E. and an M.S.E.E. from Michigan State University and a Juris Doctor in law from Southern Methodist University.

Charles Alliban, serves as a Director and Treasurer of the Company and Firecreek Petroleum, Inc. since July 1, 2004. From January 27, 2004 until June 30, 2004 Mr. Alliban served as Chief Financial Officer and Director of the Company and prior to as a Director of the Company, and Director and CFO of our International Yacht Sales Group, Ltd. (“IYSG”) subsidiary operations from December 17, 2003 until January 26, 2004. From April 3rd, 2003 until appointment with the Company, Mr. Alliban was the CFO and Director for International Group Holdings Inc., a Utah publicly traded corporation. He has been a practicing accountant in the UK for the past 22 years.

Melvena Alexander serves as Secretary and Comptroller of the Company and Firecreek Petroleum, Inc. since July 1, 2004. She served as Secretary since March 15, 2003 to June 30, 2004 having been Secretary and Comptroller of the Company since May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as  Secretary of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports. From October 1998 through April 16, 2004 she worked in the Department  of Patient Finance at Arizona State Hospital as an Accounting Technician 11. Mrs. Alexander graduated Arizona State University with a B.S. in Accounting, received CPA Certificate, State of Arizona # 5096E. She is a member of AICPA and the American Society of Women Accountants. Mrs. Alexander devotes a minimum of 40-60 hours per week, and more as required, to the business of the Company.

George B. Faulder IV has been Vice President and Director of the Company and Firecreek Petroleum, Inc. since July 1, 2004. He is a Graduate of Florida International University, Miami, Florida. He is a Commercial pilot with multi-engine rating. As managing partner of a Texas-based company, Mr. Faulder is responsible for dealing with major accounts such as Wal-Mart and 7-11. Under his guidance, the company has grown in 6 years from $750,000.00 in sales to almost $20,000,000.00 this past year. Has extensive management skills and training acquired while employed by Westinghouse, Media General, Post-Newsweek, Nationwide Insurance Company, U.S. Representative William Lehman and the Walt Disney Family. He has thirty years experience as a broadcast journalist, news consultant and television news director in major metropolitan areas across the country. Individually, or as the executive in charge, and has been awarded every major journalism award including numerous Scripps-Howard honors, the John F. Kennedy and many statewide Emmys in Florida and California. Has been employed at various stages of his career by all three major networks (ABC, CBS, and NBC) and covered major stories throughout the U.S. Mr. Faulder covered the Republican Convention that selected Richard Nixon to run for a second term and was Executive Assistant to U. S. Congressman William Lehman of Florida during the subsequent impeachment proceedings. Formerly a part-owner and managing partner of a news consulting and coaching firm which grew in 5 years from approximately $250,000.00 and 8 clients to 36 clients and more than $1,000,000.00 in revenue. Upon resignation, returned to journalism as Media General's Corporate Director of News and News Director of WFLA-TV in Tampa, Fl.

Peter Fryett, has served as Vice President, Asst. Sec., and Director of the Company, and Firecreek Petroleum, Inc., and Director of International Yacht Sales Group, Ltd. since July 1, 2004, having served as a Director of the Company, and Director of International Yacht Sales Group, Ltd. subsidiary operations from December 17, 2003 through June 30, 2004. He has been operating his marine contracting business in the South West of the UK for the last 19 years. He will be on the board in an advisory role and will make available time only as required.

Dr. Mousa Hawamdah has been a Director since July 1, 2004, and Chairs the Audit Committee. He has been a Libyan Political envoy, since July 1, 2004, and was an officer of the Company and Firecreek Petroleum, Inc. until December 29, 2004. Dr. Mousa is the President and significant shareholder GAMA Oil and Gas, Inc., a Libyan corporation that is domesticated in Ottawa, Canada. He was born in Libya and became a U.S. citizen in 1982. Dr. Mousa has a Bachelor’s Degree from San Jose State University in Geology. He has a Master’s and Doctorate Degree in Physics from Georgetown University.

Mr. Barker Jr. has been Vice President International Accounting for the Company and Firecreek Petroleum, Inc. since July 1, 2004. He is an honors graduate, B.B.A., and received his M.B.A. in Finance from Texas Christian University, Fort Worth, Texas. He is a Certified Public Accountant and a member of the American Institute of CPA’s, the Texas State Society of CPA’s and the Fort Worth Chapter of CPA’s. He has published several papers relating to marketing and finance and has been a Finance instructor. He has expertise in cash management, capital and debt restructuring, portfolio management, financial projections and electronic data processing and financial reporting systems. He also has in-depth consulting experience in all phases of business operations, financial reporting, computer installations, auditing, financial management, and tax return preparation. Mr. Barker has extensive experience in the public, private and international sectors regarding analysis and resolution of complex financial and operational situations.

Michael Norman has been a Director of the Company and Firecreek Petroleum, Inc. since July 1, 2004. With regards to media communications, Mr. Norman’s experience and contributions includes but not limited to; business contributor to the Fox News Channel, a business contributor to the New York Post; Radio Show Host: Business America Radio; Radio Show Host: Bloomberg’s The Money Show, and a regular speaker on The Money Show. From 2002 to the present he has been Chief Investment Strategist, Great Eastern Securities, Inc. and engaged as Chief of investment strategy for a New York based broker dealer. From 1993 to the present Mr. Norman has been the Founder and Publisher of Economic Contrarian Update which provides independent economic research, financial market commentary and analysis, covering trends in equities, bonds, currencies, derivatives, emerging markets and commodities. Clients include major banks, investment banks, investment funds, hedge funds, commercial companies and individual investors. From September 2000 to June 2001 Mr. Norman was Editorial Manager, Standard & Poor's Corp, and Editorial Manager for the Structured Finance division of Standard & Poor's. He wrote articles on trends in asset backed securities (ABS). From 1992 -1993 Mr. Norman was a Floor trader/Member, Chicago Mercantile Exchange, and traded S&P futures as an independent (local) on the floor of the CME. From 1982-1990 Mr. Norman was the Founder, Trader, Floor Broker, Money Manager Flo Futures, Inc., New York Mercantile Exchange and Traded petroleum contracts and performed order execution on the floor of the NYMEX. He also operated as a Commodity Trading Advisor (CTA) and managed money. He was a Member of the Commodity Exchange, Inc. (COMEX), and traded gold, silver and copper futures and options. From 1980-1982 he was an Account Executive with Merrill Lynch Commodities Broker for Merrill Lynch commodities, specializing in financial futures. He dealt mainly with large Japanese corporations. Mr. Norman was educated at University of Pennsylvania 1975-1976 and UCLA 1977-1979 and holds a BA in Economics.

Advisory Board

J. Michael Hester has served as an Advisory Board member of the Company and Firecreek Petroleum, Inc. since July 1, 2005. He is a Graduate of University of Miami, Miami, Florida; Syracuse University Graduate School, Marketing & Management, Syracuse, New York. Mr. Hester is U.S. Army Reserves, Recipient of “American Spirit” Army Medal and Top Trainee out of 10,000 at Fort Knox, Kentucky. He is listed in “Who’s Who in Insurance” – 1986 thru 1989. His past experience includes:  Member of the Boards of Directors of Combined Insurance Company of America, Ryan Insurance Group, Combined Life Insurance Company of Australia, and Combined Life Insurance Company of New York; President & Chief Operating Officer of Diversified Financial Systems, Inc. which purchased the assets of failed banks and savings and loans from the FDIC and RTC; is currently President & Chief Executive Officer of J.M.H. Associates, Inc.; member of the Board of Directors of Trinity Capital Inc. and Vice Chairman National Board of Directors, Executive Committee, Chairman Council of Trustees of Prevent Child Abuse – America. Mr. Hester has thirty-five years experience in sales, marketing, finance, real estate, profit management, management development and motivation.

Family Relationships

Dennis R. Alexander, Chairman and CFO is the son of Melvena Alexander, Secretary and Comptroller. Gregg Fryett, Chief Executive Officer and Director is the son of Peter Fryett, Vice President, Asst. Sec., and Director.

Committees Of The Board Of Directors

The Board of Directors has an Audit Committee, the Compensation and Stock Option Committee, and a Nominating Committee. During fiscal 2004 the Company also formed the Executive Management Committee.

Having completed two merger exchange acquisitions in 2004 along with integration and development activity of our subsidiaries business operations, we encountered time and monetary constraints associated with the organizing processes necessary to install one or more qualified persons to serve as an independent member(s) of our Nominating and Compensation and Stock Option committees. We are in process of evaluating various persons potentially capable of becoming independent seat(s), and to provide for a more independent committee functionability and standards.

The Audit Committee is composed of one member: Dr. Mousa Hawamdah, its Chairman.

The responsibilities of the Audit Committee include: (1) the recommendation of the selection and retention of the Company's independent public accountants; (2) the review of the independence of such accountants; (3) to review and approve any material accounting policy changes affecting the Company's operating results; (4) the review of the Company's internal control system; (5) the review of the Company's annual financial report to stockholders; and (6) the review of applicable interested party transactions.

The Committee formed to act as a Nominating Committee is composed of three members of the Board of Directors: Messrs. Alexander, Chairman, Fryett, member and Alliban, member.

The function of the Nominating Committee is to seek out qualified persons to act as members of the Company's Board of Directors, and provide for compliance standards. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (a) the Nominating Committee members, (b) our other Directors, (c) our stockholders, and (d) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the merits of each candidate's total credentials.

The Executive Committee is composed of three members of the Board of Directors: Messrs. Alexander, Chairman-member, Taylor, member, and Fryett, member.

The function of the executive committee is to exercise all power and authority of the Board of Directors, except as limited by the Company’s by-laws or applicable law.

The Committee formed to act as the Compensation and Stock Option Committee is composed of three members of the Board of Directors: Mssrs. Fryett, Chairman-member, Alexander, member, and Alliban, member.

The function of the Compensation and Stock Option Committee is to review and recommend along with the Board of Directors, compensation and benefits for the executives of the Company, consultants, and administers and interprets the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

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

Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2004, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

On December 31, 2003 the Company adopted its Code of Ethics and Business Conduct that applies to all of the officers, directors and/or employees of the Company. The Code of Ethics is included and filed as Exhibit 14 to our Form-10KSB filed on April 27, 2004 incorporated herein for reference. The Code will be posted on our website

(www.egpifirecreek.com) currently under development/construction, when completed. We will disclose on our completed website any waivers of, or amendments to, our Code.

ITEM 10 - EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers who were serving as of December 31, 2004 for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company presently does not retain any employees and payments are made for services as available. All other tables required to be reported have been omitted, as there has been no compensation awarded to,  earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

All shares beneficially owned by the named executives below listed are bound by terms of a Voting Agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2004 incorporated herein by reference).

Summary Compensation Table

Long Term Compensation

Awards

Restricted

Other Annual

Stock

Securities

All Other

Name and

Compensation

Awards ($)

Underlying

Compensation

Principal Position17/18

Year

($)1/

2/3/4/5/

Options(#)

($)11/

Dennis R. Alexander (*)

2004

 n/a

400,0006/

2,000,000

1,00012/

  Chairman and CFO

   2003

n/a

 100,000

-0-

-0-

2002

n/a

-0-

-0-

-0-

Gregg Fryett (*)

2004

20,000

(**)

240,0007/

2,000,000

1,00013/

  CEO and Director

2003

n/a

-0-

-0-

-0-

2002

n/a

  -0-

-0-

-0-

John R. Taylor

2004

30,000

(***)

80,0008/

2,000,000

2,40014/

  President and Director

2003

n/a

-0-

-0-

-0-

2002

n/a

-0-

-0-

-0-

William E. Merritt

2004

n/a

 80,0009/

2,000,000

2,40015/

  Executive V.P.

2003

n/a

-0-

-0-

-0-

  and General Counsel

   2002

n/a

  -0-

-0-

-0-

George B. Faulder

2004

25,000

(***)

80,00010/

2,000,000

2,40016/

  V.P. and Director

 2003

n/a

-0-

-0-

-0-

2002

n/a

-0-

-0-

-0-

1/

As part of an agreement with Firecreek Petroleum, Inc. for the Exchange of Common Stock Dated July 29, 2004, all named executives listed in the table received provisions and rights for facilitation fees, on completion of certain events, and terms to be established, as listed therein Section 9. d. of the agreement filed July 16, 2004 on Form 8-K as exhibit 21.1 thereto and incorporated for reference.

2/

The amount in this column for 2003 represents the value of restricted stock grants made to the named executive on July 1, 2003 based on the closing market price on or near $0.05; $320,000 and $160,000 of the amount listed in this column for 2004 for D.R. Alexander and G. Fryett on April 1, 2004, represents the value of restricted stock grants made to them respectively based on the closing market prices on or near such date of $0.16; $80,000 of the amount listed in this column for 2004 represents the value of restricted stock grants made to D.R. Alexander, G. Fryett, J.R. Taylor, W.E. Merritt, and G.B. Faulder on August 2, 2004 based on the closing market prices on or near such dates of $0.08.

3/

D.R. Alexander was granted 2,000,000 shares on July 1, 2003.

4/

D.R. Alexander and G. Fryett were granted 2,000,000 and 1,000,000 shares of restricted stock respectively on April 1, 2004.

5/

D.R. Alexander, G. Fryett, J.R. Taylor, W.E. Merritt, and G.B. Faulder were each granted 1,000,000 shares of restricted stock on August 2, 2004.

6/

Mr. Alexander holds a total of 5,000,000 shares of restricted stock as of December 31, 2004. The market value of the 5,000,000 shares on December 31, 2004 was $150,000. No dividends are paid on the restricted stock held.

7/

Mr. Fryett holds a total of 4,000,000 shares of restricted stock as of December 31, 2004. The market value of the 4,000,000 shares on December 31, 2004 was $120,000. No dividends are paid on the restricted stock held.

8/

Mr. Taylor holds a total of 1,000,000 shares of restricted stock as of December 31, 2004. The market value of the 1,000,000 shares on December 31, 2004 was $30,000. No dividends are paid on the restricted stock held.

9/

Mr. Merritt holds a total of 1,000,000 shares of restricted stock as of December 31, 2004. The market value of the 1,000,000 shares on December 31, 2004 was $30,000. No dividends are paid on the restricted stock held.

10/

Mr. Faulder holds a total of 1,000,000 shares of restricted stock as of December 31, 2004. The market value of the 1,000,000 shares on December 31, 2004 was $30,000. No dividends are paid on the restricted stock held.

11/

The amounts in this column for 2004 represents the value of the series B preferred issued to each of the named executives at $0.001 per share or par value. As additional consideration on behalf of the agreement with Firecreek Petroleum, Inc., D.R. Alexander, G. Fryett, J.R. Taylor, W.E. Merritt, and G. B. Faulder received 1,000,000, 1,000,000, 2,400,000, 2,400,000, and 2,400,000 shares, respectively, on August 2, 2004. Each share of Series B preferred is convertible into 1 share of common restricted stock 1 year from the effective date of issuance on August 2, 2004. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. The shares are covered under the Voting Agreement discussed herein above for all named executives. For Rights and Preferences regarding the Registrant’s Series A preferred stock please refer to Articles of Amendment to the Registrant's Articles of Incorporation (filed as Exhibit 3.6 to Registrant’s Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference).

12/

Mr. Alexander holds a total of 1,000,000 shares of series B preferred as of December 31, 2004. Although not convertible until August 2, 2005, the market value of the underlying common restricted stock on December 31, 2004 was $30,000. No dividends are paid on the series B preferred stock held.

13/

Mr. Fryett holds a total of 1,000,000 shares of series B preferred as of December 31, 2004. Although not convertible until August 2, 2005, the market value of the underlying common restricted stock on December 31, 2004 was $30,000. No dividends are paid on the series B preferred stock held.

14/

Mr. Taylor holds a total of 1,000,000 shares of series B preferred as of December 31, 2004. Although not convertible until August 2, 2005, the market value of the underlying common restricted stock on December 31,2004 was $30,000. No dividends are paid on the series B preferred stock held.

15/

Mr. Merritt holds a total of 1,000,000 shares of series B preferred as of

December 31, 2004. Although not convertible until August 2, 2005, the market value of the underlying common restricted stock on December 31, 2004 was $30,000. No dividends are paid on the series B preferred stock held.

16/

Mr. Faulder holds a total of 1,000,000 shares of series B preferred as of December 31, 2004. Although not convertible until August 2, 2005, the market value of the underlying common restricted stock on December 31, 2004 was $30,000. No dividends are paid on the series B preferred stock held.

17/

D.R. Alexander has been with the Company since 1999; G. Fryett, since

December 2003; J.R. Taylor, W.M. Merritt, and G.B. Faulder since July 2004.

18/

With respect to the terms of the voting agreement filed herewith as exhibit 9.1, Sections 10., and 11.(a), (b), and (c) therein and further in accordance with terms and provisions provided for in the Company’s agreement with Firecreek Petroleum, Inc., Section 9. g. and h. filed July 16, 2004 on Form 8-K as exhibit 21.1 thereto and incorporated herein for reference: It is anticipated that on performance related to commencement of its first oil and gas project the Board of Directors will recommend to the Stock Option and Compensation Committee to evaluate, authorize, and establish Key Person Salaries, and other benefits.

(*)

Please see "Certain Relationships and Related Transactions" for additional discussion on agreements with individual consulting firms.

(**)

Represents compensation received by the named executive from the Parent Company.

(***)

Represents compensation received by the named executives from Firecreek Petroleum, Inc. subsidiary operations.

Option Grants in Last Fiscal Year

Individual Grants

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004.

Number of

  % of Total

Exercise

Securities Underlying

Options Granted

or Base

Expiration

Name

Options Granted (#)a/b/

in Fiscal Year

Price ($/sh)

Date

Dennis R. Alexander

2,000,000

11.76%

$.70

2/9/09

Gregg Fryett

2,000,000

11.76%

$.70

2/9/09

John R. Taylor

2,000,000

11.76%

$.70

2/9/09

William E. Merritt

2,000,000

11.76%

$.70

2/9/09

George B. Faulder

2,000,000

11.76%

$.70

2/9/09

a/ The market price for the underlying restricted common stock on August 9, 2004, the date of grant, and December 31, 2004, for all grants listed in the table was $0.10, and $0.03 respectively.

b/ Including those executives listed in the above table, the total number of options granted in the Fiscal Year 2004 to all officers, consultants, directors, and advisors was 17,000,000.

(*) The following are excerpts from certain provisions contained in the option agreement with the persons listed above, and include but are not limited to the following:

(1) The date of all agreements set forth in the table above is August 9, 2004.

(2) The exercise price for all option agreements is $.70 per share.

(3) The expiration of each of the agreements is four (4) years from the date of Vesting.

(4) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement.

(5) The Expiration Date for all option agreements is 2/9/2009.

(6) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(7) For all option grants  listed in the table above the following provision is provided: If at any time after  the date of this Agreement and  prior to the expiration of all Exercise  Period(s), the Company proposes to file a registration  statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar  plan) under the  Securities  Act of 1933, as amended (the "Securities Act") for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so ("Notice of Intent") and, upon the  written  request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option  Shares  Optionee  requests  to be included in the registration, the Company will use its best efforts to effect the registration under the Securities  Act of the Option Shares  which the  Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter's opinion, materially interfere  with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which  may be  distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would  otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Number of

Shares

Securities

Value of

Acquired

Underlying

Unexercised

On

Value

Unexercised

In-the-money

Name

Exercise

Realized

Options

Options

Dennis R. Alexander

-

-

2,000,000

-

Gregg Fryett

-

-

2,000,000

-

John R. Taylor

-

-

2,000,000

-

William E. Merritt

-

-

2,000,000

-

George B. Faulder

-

-

2,000,000

-

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Director Compensation

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth  certain  information  regarding the  beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of December 31, 2004. Unless otherwise indicated, the company believes that the persons named in the table below, based on  information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of

Name and Address

Beneficial

Percent

Class

Beneficial Owner

Ownership

of Class

Common and

Gregg Fryett

11,695,000*

(1)

10.80%

Preferred

50 Reddenhill Road

Torquay

Devon TQ1 3RR

United Kingdom

Common and

Dennis R Alexander

9,512,500*

 (2)

8.78%

Preferred

6564 Smoke Tree Lane

Scottsdale, Arizona 85253

Common and

John R. Taylor

8,411,757*

(3)

7.77%

Preferred

6777 Camp Bowie Blvd. Suite 332

Fort Worth, TX 76116

Common and

Dr. Mousa Hawamdah

8,270,174*

(4)

 7.64%

Preferred

6777 Camp Bowie Blvd. Suite 332

Fort Worth, TX 76116

Common and

George B. Faulder IV

8,008,009*

 (5)

 7.39%

Preferred

6777 Camp Bowie Blvd. Suite 332

Fort Worth, TX 76116

Common and

William E. Merritt

7,762,887*

(6)

 7.17%

Preferred

6777 Camp Bowie Blvd. Suite 332

Fort Worth, TX 76116

Common

Peter Fryett

4,380,000*

(7)

 4.04%

153 Duchy Dr.

Paignton,

Devon TQ31EW

United Kingdom

Common

Charles Alliban

2,200,000*

(8)

 2.03%

The White House, Luscombe Rd.

Paignton,

Devon TQ33XW

United Kingdom

Common and

James M. Barker Jr

1,223,500*

 (9)

1.13%

Preferred

6777 Camp Bowie Blvd. Suite 332

Fort Worth, TX 76116

Common

Melvena Alexander

 715,000*

(10)

 1.58%

 6564 Smoke Tree Lane

Scottsdale, Arizona 85253

Common

Michael Norman

500,000

 0.46%

345 E 80 APT. 10B

New York, NY 10021

Common and

All Officers and Directors

Preferred

as a Group

62,678,827

57.87%

__________________

* Persons in the preceding table, and corresponding footnotes, are also part of and bound by a voting agreement, along with other shareholders (please see “Exhibit 99.3” to a Current Report on Form 8-K filed April 7, 2004, incorporated herein by reference).

(1) Includes 6,695,000 shares owned directly by Mr. Gregg Fryett and 2,000,000 shares owned by Mrs. Rachel Fryett his wife. Also included are i) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Gregg Fryett after February 9, 2005, and ii) 1,000,000 shares of Series B Preferred Stock owned directly by Mr. Gregg Fryett automatically converting to common stock 1-year from the date of issuance.

(2) Includes 5,912,500 shares owned directly by Mr. Alexander, and 300,000 in the name of his wife, Deborah L. Alexander. There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children, and he has voting power over 50,000 in the name of Aaron  Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife's adult children. Also included are i) a total of 2,600,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alexander after February 9, 2005 and ii) 1,000,000 shares of Series B Preferred Stock owned directly by Mr. Alexander automatically converting to common stock 1-year from the date of issuance.

(3) Includes 3,212,887 shares owned directly by Mr. Taylor. Also included are i) 798,870 shares of Series A Preferred Convertible Stock owned directly by Mr. Taylor, ii) 1,700,000 shares of Series B Preferred Stock directly owned by Mr. Taylor automatically converting to common stock 1-year from the date of issuance, iii) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Taylor after February 9, 2005. Further included in the table are gifts made by Mr. Taylor to the following persons and amounts, of his Series B Preferred Stock: a.) 100,000 shares to Ben E. Taylor Irrevocable Living Trust, for family member b.) 100,000 shares to Ben R. Taylor Living Trust, for family member c.) 100,000 shares to Cheryl Cashion 1998 Family Trust, for family member d.) 100,000 shares to Joseph S. Behm, for family member e.) 100,000 shares to Ann M. Adams, for family member f.) 100,000 shares to John Russell Taylor, for family member g.) 100,000 shares to John Dustin Taylor, for family member. Mr. Taylor maintains voting power over all of the gifts.

(4) Includes 6,237,624 shares owned directly by Dr. Hawamdah. Also included are i) 32,550 shares of Series A Preferred Stock directly owned by Mr. Hawamdah, ii) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Hawamdah after February 9, 2005.

(5) Includes 3,109,288 shares owned directly by Mr. Faulder. Also included are i) 499,121 shares of Series A Preferred Stock directly owned by Mr. Faulder, ii) 2,400,000 shares of Series B Preferred Stock directly owned by Mr. Faulder automatically converting to common stock 1-year from the date of issuance, iii) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Faulder after February 9, 2005.

(6) Includes 3,212,887 shares owned directly by Mr. Merritt. Also included are i) 150,000 shares of Series A Preferred Stock owned directly by Mr. Merritt, ii) 2,400,000 shares of Series B Preferred Stock directly owned by Mr. Merritt automatically converting to common stock 1-year from the date of issuance, iii) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Merritt after February 9, 2005.

(7) Includes 1,280,000 shares owned directly by Mr. Peter Fryett, and 1,100,000 in the name of his wife, Marion Fryett. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Peter Fryett after February 9, 2005.

(8) Includes 200,000 shares owned directly by Mr. Alliban. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alliban after February 9, 2005.

(9) Includes 112,000 shares owned directly by Mr. Barker Jr. Also included are i) 111,500 shares of Series A Preferred Stock directly owned by Mr. Barker Jr. and ii) 1,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Barker Jr. after February 9, 2005.

(10) Includes 215,000 shares owned directly by Mrs. Alexander. Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mrs. Alexander.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Management

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, rights and provisions, grants and bonus, additional consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman and Director, Gregg Fryett, CEO and Director, John R. Taylor, President and Director, William E. Merritt, Executive Vice President and General Counsel, and George B. Faulder, Vice President and Director.

Contracts

The Company has month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows:

Paid

Accrued

Entity

Related Party

2004

2003

2004

2003

Global Media Network USA, Inc.

Dennis R. Alexander (1)

$      -0-

-0-

$120,000

$-0-

Able Marine, Ltd.

Gregg Fryett (2)

$20,000

-0-

$100,000

$-0-

Melvena Alexander, CPA

Melvena Alexander (3)

$31,879

-0-

$  24,121

$-0-

Charles Alliban, Accountant

Charles Alliban (4)

$51,943

-0-

$  18,000

 $-0-

_______________

(1)

Dennis R. Alexander, Chairman and CFO, is a shareholder and officer of the Company.

(2)

Gregg Fryett, Chief Executive Officer and Director, is a shareholder and officer of the Company.

(3)

Melvena Alexander, Secretary and Comptroller, is a shareholder and officer of the Company.

(4)

Charles Alliban, Treasurer and Director, is a shareholder and officer of the Company.

Unsecured, Demand Note Payable to John R. Taylor, President and Director, for loans made to Firecreek Petroleum, Inc. Total for the note is $316,483. The note is current at March 31, 2005. The note is due on demand.

Unsecured, Demand Note Payable to Big Boat Company, U.K., a company owned by Gregg Fryett, as part of the acquisition of IGH and IYSG. Total for the note is USD$240,118 based on the then conversion rate (British Pound Sterling to USD)at December 31, 2004. The note is current at March 31, 2005. The note is due on demand.

Promissory Notes Payable to Thomas J. Richards.  Total for all notes owed is $146,525, the principal balance. Status: Notes are all current at March 31, 2005. All are due on demand. Thomas J. Richards has been and advisor/consultant through April 2004, and is currently a shareholder of the Company.

Unsecured,  Demand Note Payable to Dennis R. Alexander, President, director and shareholder for cash funds loaned to the Company. Amount: $109,780 and $0.00 at December 31, 2003 and December 31, 2004 respectively.

Unsecured, Demand Note Payable to Melvena Alexander, CPA, Secretary and Comptroller for accrued services for the Fiscal Year ended 2002. Amount: $60,000. Note is reduced by non cash payment on February 9, 2005, and current at March 31, 2005.

Promissory Notes payable to Larry W. Trapp, formerly a director through April 26, 2004, and currently a shareholder of the Company. $14,200 Note was issued June 1, 2001 with interest at 12% per annum. Due May 1, 2003. A second note for $22,000 was issued August 16, 2002 with interest at 12% per annum. Due May 1, 2002. Unpaid principal balance is $29,500, and amount is current at March 31, 2005. The note is due on demand.

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

The Secretary and Comptroller of the Company’s parent operations provides corporate office space presently at no charge. Approximately 1,431 square feet of office space is utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253, and its telephone number is (480) 948-6581. Duration of the arrangement is until the Company commences with oil and gas operations.

The Chairman of International Yacht Sales Group, Ltd. (IYSG) Mr. Gregg Fryett, provides office space located at 50 Reddenhill Road, Torquay Devon TQ1 3RR United Kingdom, for the IYSG management operations, and the Company International offices free of charge until the end of this financial year. Future rent is under negotiation. Its telephone number is (011)(+44)1803 209066.

The President of Firecreek Petroleum, Inc. Mr. John R. Taylor provides co-sharing of approximately 1963 square feet of office space through a non affiliated family company at no charge. Firecreek headquarters are located at 6777 Camp Bowie Blvd S-332, Ft. Worth, TX 76116, and its telephone number is (817) 732-5949. Duration of the arrangement is until the Company commences with oil and gas operations.

ITEM 13 - EXHIBITS

Exhibit No.

Description

2.1

Agreement for the Exchange of Common Stock, dated December 12, 2003 (relating to the acquisition of International Group Holdings, Inc.) (filed as exhibit 2.1 to the Current Report on Form 8-K dated December 1, 2003, filed December 15, 2003 and incorporated herein by reference).

2.2

Agreement for the Exchange of Common Stock, dated June 29, 2004 (relating to acquisition of Firecreek Petroleum, Inc.) (filed as exhibit 2.1 to Current Report on form 8-K dated June 24, 2004, filed July 15, 2004 and incorporated herein by reference).

3.1

Article of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 99.1 to Current Report on Form 8-K dated Feb. 15, 2005, filed February 22, 2005 and incorporated herein by reference).

3.2

Updated By-Laws of Registrant, dated July 1, 2004 (filed as exhibit 2.2 to Current Report on Form 8-K dated June 4, 2004, filed July 15, 2004, and incorporated herein by reference).

10.1

Final Voting Agreement of EGPI Firecreek (filed as exhibit 99.3 to Current Report on Form 8-K dated April 5, 2005, filed April 7, 2005 and incorporated herein by reference).

31.1

CEO Certification Pursuant to Section 302

31.2

CFO Certification Pursuant to Section 302

32.1

CEO Certification Pursuant to Section 906

32.2

CFO Certification Pursuant to Section 906

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted a policy regarding the retention of the independent auditors that requires pre-approval of all services by the Audit Committee or the Chairman of the Audit Committee. When services are pre-approved by the Chairman of the Audit Committee, notice of such approvals is given simultaneously to the other members of the Audit Committee, or board of directors if Audit Committee is represented by only one member.

The Audit Committee has reviewed and discussed the fees paid to Henry Schiffer, C.P.A. during fiscal 2003 for audit, audit-related, tax and other services.

NOTE: Henry Schiffer, CPA the principal auditor in 2002 and 2003 withdrew from that position and was replaced by Donahue and Associates, LLC, who provided audit services for the December 31, 2003 required audit.

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, L.L.C. for the reports covering fiscal 2003 and 2004 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company's management; and discussed with Donahue and Associates, LLC independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by Donahue and Associates, LLC for the audit of the Company’s financial statements were &7,000 for fiscal 2003, $10,000 for fiscal 2004, and $2,250 for quarterly review of interim financial statements filed on Form 10QSB for fiscal 2004.

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

Other Fees

No other fees were paid to Donahue Associates, L.L.C. or to Henry Schiffer, C.P.A.

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

EGPI FIRECREEK, INC.

 (Registrant)

/s/ Gregg Fryett

Gregg Fryett

CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name

Title

Date

/s/ Dennis R. Alexander

Chairman and CFO

April 12, 2005

Dennis R. Alexander,

(Chief Financial Officer)

/s/ Gregg Fryett

CEO and Director

April 12, 2005

Gregg Fryett,

(Chief Executive Officer)

/s/ John R. Taylor

President and Director

April 12, 2005

John R. Taylor

/s/  William E. Merritt

Executive Vice President and

April 12, 2005

William E. Merritt

General Counsel and Director

/s/ Charles Alliban

Treasurer and Director

April 12, 2005

Charles Alliban

/s/ George B. Faulder

Vice President and

April 12, 2005

George B. Faulder

Director

/s/  Peter Fryett

Vice President, Asst. Secty

April 12, 2005

Peter Fryett

and Director

/s/  Dr. Mousa Hawamdah

Director

April 12, 2005

Dr. Mousa Hawamdah

/s/  Mike Norman

Director

April 12, 2005

Mike Norman