Form 10QSB
period 2005-03-31
EGPI FIRECREEK, INC.
filed 2005-05-17
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

As of March 31st, 2005, the issuer had 96,258,968 shares of its $0.001 par value common stock issued and outstanding. There are also 2,566,831 shares of Series A Preferred Stock at $.001 par value, and 9,500,000 shares of Series B Preferred Stock at $.001 par value, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

March 31, 2005

Table of Contents

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

17

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

Item 6 - Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

         Certifications

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

19

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

(unaudited)

	Unaudited	Audited
ASSETS	31-Mar-05	31-Dec-04

Current assets:
Cash & interest bearing deposits	$6,807	$5,538
Total current assets	6,807	5,538

Total assets	$6,807	$5,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$867,079	$758,780
Notes payable- shareholders	561,831	573,572
Accrued interest payable	88,108	80,418
Notes payable	3,000	3,000
Capital lease payable- current portion	4,955	4,745
Total current liabilities	1,524,973	1,420,515

Advances payable to shareholders	634,710	564,803
Capital lease payable- non current portion	3,211	4,531
Convertible debentures payable-net	106,650	214,441
Total liabilities	2,269,544	2,204,290

Net liability of discontinued operation	0	29,096

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 2,566,831 issued	$2,567	$2,567
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 9,500,000 issued	9,500	9,500
Common stock- $.001 par value, authorized 200,000,000 shares, issued and outstanding, 96,258,968 at March 31, 2005 and
75,247,968 shares at December 31, 2004	96,249	75,248
Additional paid in capital	6,696,056	6,388,767
Accumulated deficit	(9,083,661)	(8,726,593)
Accumulated other comprehensive loss	16,552	22,663
Total shareholders' equity (deficit)	(2,274,804)	(2,239,915)

Total Liabilities & Shareholders' Equity	$6,807	$5,538

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Quarters Ended March 31, 2005 and March 31, 2004

(unaudited)

	31-Mar-05	31-Mar-04
Revenues:
Gross revenues	$0	$208
Less cost of revenues	0	(47,666)
Net revenues	0	(47,458)

General and administrative expenses:
General administration	339,907	471,503
Total general & administrative expenses	339,907	471,503

Net loss from operations	(339,907)	(518,961)

Other revenues and expenses:
Interest expense	(17,161)	(15,576)

Net loss before provision for income taxes	(357,068)	(534,537)

Provision for income taxes	0	0

Net loss	($357,068)	($534,537)

Basic & fully diluted net loss per common share
Loss from continuing operations	($0.00)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	86,857,114	36,459,568

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statements of Cash Flows

For the Quarters Ended March 31, 2005 and March 31, 2004

(Unaudited)

	31-Mar-05	31-Mar-04
Operating Activities:
Net loss from continuing operations	($357,068)	($534,537)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	0	78,677
Amortization of beneficial conversion feature	0	0
Consulting expense	161,280	0
Changes in other operating assets and liabilities :
Accounts receivable	0	19,031
Accounts payable and accrued expenses	190,477	403,578
Interest payable	7,690	13,190
Deferred revenues	0	37,915
Net cash used by operations	2,379	17,854

Financing Activities:
Issuance of common stock	0	0
Payment of bank loan	0	(1,500)
Payment of capital lease	(1,110)	0
Proceeds from shareholder advances	0	166,159
Net cash provided by financing activities	(1,110)	164,659

Net increase in cash during the year	1,269	182,513

Cash balance at beginning of the fiscal year	5,538	45,155

Cash balance at end of the fiscal year	$6,807	$227,668

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,574	$0
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Quarters Ended March 31, 2005 and March 31, 2004

(unaudited)

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at 1/1/04	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

Stock issued to consultants	1,352,700	1,353	237,236			238,589

Foreign currency
translation adjustment					(13,117)	(13,117)

Net loss for the period				(534,537)		(534,537)

Balance at 3/31/04	37,441,668	$37,442	$3,220,770	($3,235,529)	($14,427)	$8,256

					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2005	75,247,968	$75,248	$6,388,767	($8,726,593)	$22,663	($2,239,915)

Issued shares for services	6,300,000	6,300	154,980			161,280

Conversions	14,711,000	14,711	152,309			167,010

Foreign currency
translation adjustment					(6,111)	(6,111)

Net loss for the period				(357,068)		(357,068)

Balance at March 31, 2005	96,258,968	$96,249	$6,696,056	($9,083,661)	$16,552	($2,274,804)

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Notes to the Consolidated Financial Statements

For the Quarters Ended March 31, 2005 and March 31, 2004

(unaudited)

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

Warrants to purchase 4,200,000 shares of common stock were outstanding at March 31, 2005.

The common stock equivalents of the warrants outstanding and the convertible debt and convertible preferred stock are not included in the computation of loss per share because their effect would be antidilutive.

Net loss per common share has been computed as follows:

	31-Mar-05	31-Mar-04

Net loss from continuing operations	($357,068)	($534,537)

Net loss from discontinued operations	$0	$0

Total shares outstanding	96,248,968	37,441,668

Weighted average	86,857,114	36,459,568

Loss from continuing operations	($0.00)	($0.01)
Loss from discontinued operations	0.00	0.00
Loss per share	($0.00)	($0.01)

Options outstanding at March 31, 2005 are as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000

Issued	0
Expired	0

Outstanding at March 31, 2005	4,200,000	$0.96	2.39

3. Common Stock Transactions

During the quarter ended March 31, 2005, the Company issued 6,300,000 shares of common stock to pay $161,280 in fees for services rendered.

During the quarter ended March 31, 2005, debenture holders converted $167,010 of debt to 14,711,000 shares of common stock.

4. Commitments and Contingencies

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

The minimum future lease payments on the capital lease at March 31, 2005 are as follows:

2005	$6,500
2006	2,892

Total minimum lease payments	$9,392

Less amounts representing interest	(1,226)

Present value of net minimum lease payments	$8,166

5. Debt

The following is a listing of notes payable at March 31, 2005 and December 31, 2004:	31-Mar-05	31-Dec-04

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note is currently in default	$3,000	$3,000

Total note payable	$3,000	$3,000

The following is a listing of notes payable and advances from shareholders at March 31, 2005 and December 31, 2004

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%	$145,025	$145,025

Unsecured notes due to a shareholder due on demand interest at 12%	29,500	29,500

Unsecured note due to a shareholder due on demand interest at 12%	4,000	4,000

Unsecured note due to a shareholder due on demand interest at 18%	10,000	10,000

Judgment due on demand at interest of 8.25% due to a former
shareholder of the Company	373,306	373,306

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	0	11,741

Total advances and note payable to shareholders	$561,831	$573,572

6. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Mar-05	31-Mar-04

Net loss before provision for income taxes	($357,068)	($534,537)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(3,398,413)	(960,329)
Allowance for recoverability	3,398,413	960,329
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$3,398,413	$743,307
Allowance for recoverability	(3,398,413)	(743,307)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10QSB Report.

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

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. actively deploying development and plans for our new oil and gas subsidiary operations. Firecreek has pursued an aggressive acquisition plan for potential oil and gas rehabilitation and development projects located in several project countries. After several months of efforts Firecreek is now in the latter stages of commencing with oil and gas operations initially targeted for programs located in Russia and Romania (see further description and information listed in “The Business” filed in our Form 10-KSB Report on April 12, 2005, incorporated herein by reference).

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

Management’s Discussion and Analysis of Financial Condition

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

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has one or more collectively been involved in oil and gas operations worldwide. Firecreek programs and activities throughout 2004 are in latter stages of preparation for commencement of oil and gas operations planned for fiscal mid year 2005: Through its alliance with Sahara, (see further discussion in “The Business” filed in our Form 10-KSB Report on April 12, 2005, incorporated herein by reference) parties have agreed to work exclusively with one another to carry out a systematic program of exploration and prospecting works and to implement projects of oil and gas field rehabilitation, development, construction, transport, and marketing and exporting of oil and gas reserves, associated with fields under control of the Ministry of Natural Resources and located in the Indol-Kuban Basin, Russia. There are no revenues attributable to sales of oil and natural gas for the fiscal year ended 2004 and through the first quarter 2005.

In December 2003, the Company acquired International Yacht Sales Group, Ltd. (IYSG), engaged in brokerage sales of private leisure and commercial marine vessels. We are working to expand and increase our revenue base in Fiscal Year 2005 for our commercial marine sales operations. In 2004 we began to cross over from private leisure sales more toward brokerage sales related to commercial shipping markets. In attempting this crossover we encountered unexpected difficulties. Our 2005 goal is to work on development and access to financing plans, improve our business strategy, competitive angle, and stimulate growth and recapture of sales activities related to the IYSG marine segments business plan and operations. Sales have not yet been redeployed in the first quarter of 2005.

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for commencement of its Firecreek oil and gas and IYSG on-line marine retail operations.

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities

To the extent possible, the following discussion will highlight the activities of the Company’s business activities for the quarters ended March 31, 2004 and March 31, 2005.

I. Results of Operations

Comparison of operating results

The Company had no commission revenues from its on-line yacht sales in Q2 2005.  The Company had a net loss of $41,099.

There were no revenues from the Company’s oil and gas lease activities in Q1 2005.  Research and development expenditures produced a net gross loss of $284,563.

General and administrative expense for Q1 2005 decreased to $339,907 compared to $471,503 in Q1 2004, a decrease of 28%.  Most of the decrease was due to reduced operating costs.  Consulting and professional fees increased approximately $475,000 in Q1 2005 over Q1 204.

Interest expense increased slightly in Q1 2005 to $17,161 compared to $15,576 in Q1 2004.

Net loss for Q1 2005 was $357,068, or $0.00 per share compared to a loss of $534.537, or $0.01 per share for Q1 2004.

Discussion of Financial Condition:  Liquidity and Capital Resources

At March 31, 2005 cash on hand was $6,807 as compared with $5,535 at December 31, 2004.  During the period the Company received $314,680 from shareholders and paid $2,500 of a note payable.  The Company raised $350,000 by issuing Convertible Debentures.

The Company does not expect any material capital expenditures in fiscal year 2005.

At March 31, 2005, the Company had working capital deficit of $1,518,166 compared to a working capital deficit of $1,414,977 at December 31, 2004.  Working capital decreased mainly as a result of operating losses.

Total assets at March 31, 2005 were $6,807 as compared to $5,538 at December 31, 2004.

The Company’s total stockholders’ equity decreased $34,889 from December 31, 2004 to ($2,274,804) at March 31, 2005.  Stockholders’ equity decreased by $357,068 from operating losses in Q1 2005.  In addition, the Company issued 6,300,000 shares of common stock valued at $161,280 to consultants for services rendered in Q1 2005.  Finally, the Company recognized a loss of $6,111 from translating British based operations to US dollars at March 31, 2005.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended March 31,2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Texas Litigation

Regarding the Company, which is involved in a collection matter in Federal  Court in the Western District of the State of Texas, Midland-Odessa Division, Case # M0-04-CV-026, and referenced by information and updates filed in prior Form 10-KSB for the fiscal year ended December 31, 2003, and Quarters Q1, Q2 and Q3 of fiscal year 2004, and subsequent Form 8K Reports filed thereafter, as amended: Settlement negotiations continued. In February 2005 the Company received notice that on January 26, 2005, in the United States District Court For The Western District Of Texas Midland/Odessa Division, an order was filed adopting United States Magistrate Judge’s earlier Report and Recommendation and thereafter, summarily, the Court accepted the Magistrate Judge’s recommendations and granted the Plaintiffs Motion for Entry of Default Judgment filed May 25, 2004, and Plaintiff’s Motion for allowance of Attorneys’ fees filed October 8, 2004. Final Judgment was awarded; damages are in the amount of $159,997.47 for the balance and unpaid interest to be paid by the Company along with attorneys’ fees in the amount of $26,387.34. In February 2005, The Company was notified by Baseline that and Judgment notice had been brought about in process. The Company continued settlement proposals which concluded to final accepted proposal on March 30, 2005. The following states the accepted tentative proposal: A Cashiers check in the amount of $50,000.00 and 400,000 of common restricted stock of the Company on April 14, 2005. Monthly thereafter, certified cashiers check in the amount of $20,000.00 on the 14th of each month, until the balance has been paid in full. Restricted common stock in the amount of 400,000 and $50,000 has been paid at May 6, 2005. Full release of judgment will be provided by Baseline Capital upon receipt of the final payment. The Company intends to take appropriate actions to redress the wrongs it believes brought about by third parties (see more information at sub section titled “Recap of Prior Fiscal Year 2003 Form 10-KSB filing related to prior oil operations” in Section titled “The Business”).

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

UK Litigation; International Yacht Sales Group, Ltd. (IYSG)–involving its subsidiary operations

International Yacht Sales Group, Ltd. is involved in a matter in United Kingdom with a creditor Mercator Media (“Mercator”) for non payment on advertising invoices due in approximate amount of USD$9,000 plus legal costs added of approximately USD3,000-$4,000. IYSG management believed the bill was not owed by it but by unauthorized third parties using its name and letterhead in an inappropriate business manner during the course of a circumvention attempt. This motion was negated due instruction on IYSG letterhead. The Company in behalf of IYSG settled a statutory action made by Mercator Media by agreeing to pay the debt owed for IYSG in monthly installments beginning with a lump sum of approximately USD$3,000 followed by monthly installments of USD$2,000 per month. The lump sum initial payment was made in December 04 and therewith Mercator agreed to a 56 adjournment of the Winding-Up Petition against IYSG. The Company has made payments and balance on the debt with attorneys fees is approximately USD$4,000 remaining as of March 7, 2005, and presently at May 16, 2005 is paid in full.

There are five smaller, “in the normal course of business” items that become moot with receipt of funding and payment thereof. The amounts involved are approximately USD $18,310.93 and USD $25,000 for funds due to one former note holder of the EGPI Firecreek, Inc. Parent operations and four items related to accounting/consulting and other vendor type services provided to IYSG, Ltd. subsidiary operations UK, respectively. Based on verbal communications with the five parties, collection of these items is in abeyance, and being maintained by installment payments at May 16, 2005.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings during the period covered by this Report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please see information furnished in Form 8-K Report filed on February 22, 2005 incorporated herein by reference.

ITEM 5 – OTHER INFORMATION

The Registrant continues to work towards securing financing for its proposed deployment of planned oil and gas operations initially in Russia and Romania.

In April 2005, The Company issued 900,000 shares of C preferred stock to consultants and management in exchange for rights obtained in connection with the Firecreek Petroleum, Inc. acquisition in June and July 2004.

On April 28, 2005, the Articles of Incorporation were revised to increase total authorized capital stock from 430,000,000 shares to 980,000,000 shares. Authorized par value $.001 common voting stock is increased from the previous 350,000,000 shares to 900,000,000 shares. The Company’s authorized capital stock includes non-voting common stock, and preferred stock which authorized amounts and par value per share remains unchanged.

On May 6, 2005, the Company received USD $1,250,000, which is the first disbursement of a three step plan of finance in the aggregate totaling USD $3,000,000 from AJW Partners and others.

On May 6, 2005 the Registrant initiated to complete a full redemption of all debentures and debenture debt outstanding held by HEM Mutual Assurance, LLC and deposited into escrow the appropriate funds.

ITEM 6 – EXHIBITS

Exhibit No.

Description

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

3.3

Correction of Article of Amendment to Articles of Incorporation of EGPI Firecreek, Inc., filed with the Nevada Secretary of State on May 12, 2005.

4,1

Form of Stock Purchase Warrant issued to AJW Partners LLC, effective May 2, 2005

4,2

Form of Stock Purchase Warrant issued to AJW Offshore Limited, effective May 2, 2005

4,3

Form of Stock Purchase Warrant issued to AJW Qualified Partners, LLC, effective May 2, 2005

4,4

Form of Stock Purchase Warrant issued to New Millenium Capital Partners II, LLC, effective May 2, 2005

10.1

Securities Purchase Agreement dated May 2, 2005

10.2

Registration Rights Agreement dated May 2, 2005,

10.3

Intellectual Property Security Agreement dated May 2, 2005

10.4

Guaranty and Pledge Agreement dated May 2, 2005

10.5

Security Agreement dated May 2, 2005

10.6

Form of Callable Secured Convertible Note to AJW Partners LLC, dated May 2, 2005

10.7

Form of Callable Secured Convertible Note to AJW Offshore Limited, dated May 2, 2005

10.8

Form of Callable Secured Convertible Note to AJW Qualified Partners, LLC, dated May 2, 2005

10.9

Form of Callable Secured Convertible Note to New Millenium Capital Partners II, LLC, dated May 2, 2005

10.10

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

EGPI FIRECREEK, INC.

 /s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chief Executive Officer

 /s/ Dennis Alexander

By:     Dennis Alexander

Title:  Chief Financial Officer

Date:  May 17, 2005

19