Form 10QSB
period 2005-06-30
EGPI FIRECREEK, INC.
filed 2005-08-19
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

Commission File Number: 0-32507

EGPI FIRECREEK, INC.

(Exact name of registrant as specified in its charter.)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0345961 (I.R.S. Employer Identification No.)

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

As of June 30, 2005, the issuer had 112,769,403 shares of its $0.001 par value common stock issued and outstanding. There are also 2,566,831 shares of Series A Preferred Stock, $0 .001 par value; 9,500,000 shares of Series B Preferred Stock, $.001 par value; and 900,000 Series C Preferred Stock, $0.001 par value; and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

June 30, 2005

Table of Contents

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets.

3

Consolidated Statement of Operations

4

Consolidated Statement of Cash Flows

5

Consolidated Statement of Changes in Shareholders' Equity

6

Notes to the Unaudited Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis

        or Plan of Operation

13

Item 3. Controls and Procedures

17

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

17

Item 2 – Unregisterd Sales of Equity Securities and Use of Proceeds

17

Item 3 - Defaults upon Senior Securities

19

Item 4 - Submission of Matters to a Vote of Security Holders

19

Item 5 - Other Information

20

Item 6 – Exhibits

22

         Certifications

Signature

24

           EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

(unaudited)

	Unaudited	Audited
ASSETS	30-Jun-05	31-Dec-04

Current assets:
Cash & interest bearing deposits	$573,314	$5,538
Total current assets	573,314	5,538

Other assets:
Fixed assets- net	81,015	0

Total assets	$654,329	$5,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$283,811	$787,876
Notes payable- shareholders	0	653,990
Notes payable	0	3,000
Convertible debentures payable-net	3,990,826	0
Capital lease payable- current portion	0	4,745
Total current liabilities	4,274,637	1,449,611

Advances payable to shareholders	602,915	564,803
Notes payable- shareholders	371,857	0
Capital lease payable- non current portion	0	4,531
Convertible debentures payable-net	0	214,441
Total liabilities	5,249,409	2,233,386

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 2,566,831 issued	$2,567	$2,567
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 9,500,000 issued	9,500	9,500
Series C preferred stock, 20 million authorized, stated value $1,one share
convertible to ten common shares, no stated dividend, 900 issued	900	0
Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 112,769,403 at June 30, 2005 and
75,247,968 shares at December 31, 2004	112,769	75,248
Additional paid in capital	8,319,828	6,388,767
Accumulated deficit	(13,099,920)	(8,726,593)
Accumulated other comprehensive loss	59,276	22,663
Total shareholders' equity (deficit)	(4,608,047)	(2,239,915)

Total Liabilities & Shareholders' Equity	$654,329	$5,538

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Six and Three Months Ended June 30, 2005 and June 30, 2004

(unaudited)

	6 Months	6 Months	3 Months	3 Months
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Revenues:
Gross revenues	$0	$320,714	$0	$320,506
Less cost of revenues	0	(62,699)	0	(15,033)
Net revenues	0	258,015	0	305,473

General and administrative expenses:
General administration	2,717,029	1,546,764	2,377,122	1,075,261
Total general & administrative expenses	2,717,029	1,546,764	2,377,122	1,075,261

Net loss from operations	(2,717,029)	(1,288,749)	(2,377,122)	(769,788)

Other revenues and expenses:
Other income	0	34,903	0	34,903
Interest expense	(1,656,298)	(222,361)	(1,639,137)	(206,785)

Net loss before provision for income taxes	(4,373,327)	(1,476,207)	(4,016,259)	(941,670)

Provision for income taxes	0	0	0	0

Net loss	($4,373,327)	($1,476,207)	($4,016,259)	($941,670)

Basic & fully diluted net loss per common share
Loss per share	($0.04)	($0.04)	($0.04)	($0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	98,222,204	39,018,718	110,032,050	42,185,790

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	30-Jun-05	30-Jun-04
Operating Activities:
Net loss	($4,373,327)	($1,476,207)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	459	189,604
Amortization of beneficial conversion feature	1,320,358	222,361
Consulting expense	229,280	644,150
Changes in other operating assets and liabilities :
Accounts receivable	0	(379,136)
Accounts payable and accrued expenses	(350,067)	471,384
Deferred revenues	0	(123,649)
Net cash used by operations	(3,173,297)	(451,493)

Investing activities:
Purchase of equipment	(81,474)	(18,758)
Net cash used by investing activities	(81,474)	(18,758)

Financing Activities:
Issuance of common stock	136,110	0
Issuance of preferred stock	900	0
Payment of bank loan	(3,000)	0
Payment of capital lease	(9,276)	0
Payment of notes payable	0	(18,198)
Issuance of convertible debentures	4,000,000	500,000
Proceeds of shareholder advances	0	249,981
Payment of shareholder notes	(302,187)	0
Net cash provided by financing activities	3,822,547	731,783

Net increase in cash during the period	567,776	261,532

Cash balance at beginning of the fiscal year	5,538	45,155

Cash balance at end of the period	$573,314	$306,687

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,574	$2,100
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

                                  EGPI Firecreek, Inc.

    Unaudited Consolidated Statement of Changes in Shareholders’ Equity

                    For Six Months Ended June 30,2005

	Common	Common	Paid in	Accumulated	Compre-hensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2004	75,247,968	$75,248	$6,388,767	($8,726,593)	$22,663	($2,239,915)

Issued shares for services	9,700,000	9,700	219,580			229,280

Issued shares to pay notes	770,435	770	19,639			20,409

Debentures converted to shares	27,051,000	27,051	328,459			355,510

Beneficial conversion feature			1,227,273			1,227,273

Detachable warrants issued			136,110			136,110

Foreign currency
translation adjustment					36,613	36,613

Net loss for the period				(4,373,327)		(4,373,327)

Balance at June 30, 2005	112,769,403	$112,769	$8,319,828	($13,099,920)	$59,276	($4,608,047)

	Comprehensive
	Loss

Foreign currency
translation adjustment	36,613

Net loss for the period	(4,373,327)

Comprehensive loss at June 30, 2005	($4,336,714)

See the notes to the financial statements.

EGPI Firecreek, Inc.

Unaudited Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2005 and June 30, 2004

1.

Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995 as Sterling Market Positions, Inc. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc..

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

In February 23, 2005, the Company increased its authorized common stock to 370,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

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

Net loss per common share has been computed as follows:

	30-Jun-05	30-Jun-04

Net loss	($4,373,327)	($1,476,207)

Total shares outstanding	112,769,403	43,376,668

Weighted average shares outstanding	98,222,204	39,018,718

Loss per share	($0.04)	($0.04)

3. Common Stock Transactions

During the six months ended June 30, 2005, the Company issued 9,700,000 shares of common stock to pay $229,280 in fees for services rendered.

During the six months ended June 30, 2005, debenture holders converted $355,510 of debt to 27,051,000 shares of common stock.

During the six months ended June 30, 2005, the Company issued 770,435 shares of common stock to pay $20,409 of debt.

During the six months ended June 30, 2004, the Company issued 5,687,700 shares of common stock to pay $238,589 of accrued consulting fees and current consulting fees of $644,150.

In April and May 2004, holders of the convertible debt elected to convert $16,000 of the debt to 1,600,000 shares of common stock.

4. Authorization of Preferred C Stock

In June 2005, the shareholders elected to authorize for issue 20,000,000 shares of preferred C stock.  The Preferred C stock has a stated value of $1 and no stated dividend rate and is non-participatory.  One share of preferred is convertible into 10 shares of common stock.

During June 2005, the Company issued 900 shares of preferred C stock and received proceeds of $900.

5. Fixed Assets- Net

The following is a detailed list of fixed assets at June 30, 2005:

Computer equipment & software	$61,327
Office equipment & furniture	20,147
Accumulated depreciation	(459)

Net property & equipment	$81,015

6. Issuance of Convertible Debentures

In May 2005, the Company issued convertible debentures and received proceeds of $4,000,000.

 The debentures become convertible in August 2005 and mature in May 2006.  The debentures are convertible into common stock at 80% the lowest bid price of the common stock for the five days preceding conversion.  The debentures carry an interest rate of 7.00%.

As a result of the issuance, the Company allocated $1,227,273 of the proceeds to the beneficial conversion feature of the debentures.  The beneficial conversion feature is being amortized to the statement of operations as interest expense over the period from issuance to the date the debentures become convertible.

The holders of the convertible debentures have secured a security interest in the assets and intellectual property of the Company.

Convertible debentures-net at June 30, 2005 is as follows:

Proceeds received	$4,000,000

Beneficial conversion feature	(1,227,273)

Accrued interest	32,219

Allocated to interest expense	1,185,880

Net convertible debt payable	$3,990,826

7. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Jun-05	30-Jun-04

Net loss before provision for income taxes	($4,373,327)	($1,476,207)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(5,029,014)	(1,342,647)
Allowance for recoverability	5,029,014	1,342,647
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$5,029,014	$1,342,647
Allowance for recoverability	(5,029,014)	(1,342,647)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

8.  Issuance of Warrants

The purchasers of the convertible debentures also received 2,000,000 warrants to purchase common stock over the next year at an exercise price equal to 80% of the average market value of the stock of the five days preceding exercise.  As a result, the Company allocated $21,594 of the debenture proceeds to paid in capital, representing the market value of the warrants issued.

In addition, the Company issued 30,575,000 warrants to purchase common stock for five years at an exercise price of $.043 to financial service companies and consultants in association with the sale of the convertible debentures.  The company recorded an expense of $114,516 in the statement of operations as a result of the issue.

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants and common stock warrants issued in fiscal year 2005. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

A list of warrants outstanding at June 30, 2005 is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000

Issued	32,575,000
Expired	(400,000)

Outstanding at June 30, 2005	36,375,000	$0.05	3.90

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

During fiscal year 2003, our prior segments, oil and gas leases and PSI, were disposed of.

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

Management’s Discussion and Analysis of Financial Condition

The Company historically derived its revenues primarily from two segments of operations 1) retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and 2) from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. In 2003 the Company disposed of these two segments of operations.

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has one or more collectively been involved in oil and gas operations worldwide. Firecreek programs and activities throughout 2004 are in latter stages of preparation for commencement of oil and gas operations planned for fiscal mid year 2005: Through its alliance with Sahara, (see further discussion in “The Business” filed in our Form 10-KSB Report on April 12, 2005, incorporated herein by reference) parties have agreed to work exclusively with one another to carry out a systematic program of exploration and prospecting works and to implement projects of oil and gas field rehabilitation, development, construction, transport, and marketing and exporting of oil and gas reserves, associated with fields under control of the Ministry of Natural Resources and located in the Indol-Kuban Basin, Russia. There are no revenues attributable to sales of oil and natural gas for the fiscal year ended 2004 and through the second quarter 2005.

In December 2003, the Company acquired International Yacht Sales Group, Ltd. (IYSG), engaged in brokerage sales of private leisure and commercial marine vessels. We are working to expand and increase our revenue base in Fiscal Year 2005 for our commercial marine sales operations. In 2004 we began to cross over from private leisure sales more toward brokerage sales related to commercial shipping markets. In attempting this crossover we encountered unexpected difficulties. Our 2005 goal is to work on development and access to financing plans, improve our business strategy, competitive angle, and stimulate growth and recapture of sales activities related to the IYSG marine segments business plan and operations. Sales have not yet been redeployed in the second quarter of 2005.

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

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities

To the extent possible, the following discussion will highlight the activities of the Company’s business activities for the six and three months ended June 30, 2004 and June 30, 2005.

I. Results of Operations

Six months ending June 30, 2005 vs. six months ending June 30, 2004

The Company had no commission revenues from its on-line yacht sales in the six months ending June 30, 2005, compared to revenues of $320,714 in the same period in 2004. Net revenues for the period were $0 as compared to $258,015 for the same period in 2004.

There were no revenues from the Company’s oil and gas lease activities in the six months ending June 30, 2005.

General and administrative expense for the six months ended June 30, 2005 was $2,717,029 compared to $1,546,764 for the same period in 2004.  Most of the increase was due to professional and consulting fees associated with the Company’s on-going litigation and for consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.

Following is a breakdown of general and administrative costs for this period versus a year ago:

	June-05	June-04

Advertising & promotion	$42,610	$18,933
Bank charges	1,190	0
Debt procurement	616,008	0
Consulting	420,885	958,692
Data processing	19,219	0
Depreciation	459	189,604
Engineering	354	1,500
Administration	95,598	25,350
Payroll	120,202	12,039
Postage & delivery	2,204	0
Printing	1,774	0
Professional fees	928,198	292,574
Rent & utilities	131,282	11,823
Repairs & maintenance	72,899	2,504
Research	77,662	100
Misc. taxes	1,559	1,520
Telephone	45,307	8,718
Transfer agent	28,582	19,992
Travel	111,037	3,415

Total	$2,717,029	$1,546,764

Debt Procurement Costs of $616,008 were incurred in connection with securing financing.

Consulting Fees of $284,775 were incurred during investigations into acquiring profitable business enterprises.

Professional Fees of $928,198 were incurred in regards to on-going litigation, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and Utilities of $131,282 includes leasing and furnishing offices in Fort Worth, Texas and Istanbul.

Travel of $111,037 was to Turkey, Russia, Romania, England, etc. in connection with the signing of agreements, negotiating contracts and arranging financing.

After deducting general and administrative costs, the Company experienced a loss from operations of $2,737,513 for the six months ended June 30, 2005 compared to an operating loss of $1,288,749 for the same period last year.

Interest expense increased in the six months ended June 30, 2005 to $312,032 compared to $222,361 for the same period last year.  Most of the increase in interest is due to the issuance of the debentures in April 2005.

(See Item 5 Other Information for details.)

Net loss for the six months ended June 30, 2005 was $3,049,545, or $0.03 per share, compared to a loss of $1,476,207, or $0.04 per share for the same period last year.

Three months ending June 30, 2005 vs. three months ending June 30, 2004

The Company had no revenues for the months ending June 30, 2005 as compared to $320,506 for the same period in 2004.  Management expects sales revenues to grow as new oil leases are acquired. Net revenues for the period were $0 as compared to $305,473 for the same period in 2004.

General and administrative expense for the three months ending June 30, 2005 was $2,377,122 compared to $1,075,261 in the same period in 2004.

Interest expense decreased in the three months ending June 30, 2005 to $17,161 compared to $206,785 in the same period in 2004.

Discussion of Financial Condition:  Liquidity and Capital Resources

At June 30, 2005 cash on hand was $573,314 as compared with $5,535 at December 31, 2004.  During the period the Company received $333,961 from shareholders and paid $588,733 of notes payable.  The Company raised $4,000,000 by issuing Convertible Debentures.

The Company has made capital expenditures of $81,822 in fiscal year 2005.

At June 30, 2005, the Company had working capital deficit of $722,341 compared to a working capital deficit of $1,414,977 at December 31, 2004.  Working capital increased mainly as a result of funds from the issuance of convertible debentures.

Total assets at June 30, 2005 were $665,327 as compared to $5,538 at December 31, 2004.

The Company’s total stockholders’ equity decreased $2,368,132 from December 31, 2004 to ($4,608,047) at June 30, 2005.  Stockholders’ equity decreased by $2,717,029 from operating losses in the first half of 2005.  In addition, the Company issued 10,470,435 shares of common stock valued at $298,008 to consultants for services rendered in the six months ended June 30, 2005.  Finally, the Company recognized a loss of $43,438 from translating British based operations to US dollars at June 30, 2005.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended June 30,2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Previously reported litigation for Texas, Arizona, and in the UK involving our subsidiary operations (IYSG) has been settled or paid off in full during and as of end of second quarter of operations. Information on final settlement status is listed in the section on “Legal Proceedings” in the Registrants form SB-2 filed on July 1, 2005, as amended, and is incorporated for reference herein.

Arkansas Litigation:

As reported on Form 8-K current report filed July 26, 2005: On July 21, 2005, the Registrant received a notice from an attorney on behalf of JC Wilson Pipe and Supply, Inc. regarding certain litigation. Neither the Registrant nor its agent for service of process had received notice.  The Registrant has engaged counsel to set aside the default judgment and institute a cross complaint on its behalf.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings during the period covered by this Report and additionally as listed and following:

On August 2, 2005, 9,500,000 shares of the Registrants series B preferred converted automatically 1 for 1 into 9,500,000 shares of its common restricted stock. The original issuance of the series B preferred stock was listed in an amended current report on Form 8-K filed on September 16, 2004, incorporated by reference herein, and further listed as follows.

(*) On July 1, 2004 the Board of Directors and or Compensation and Stock Option Committee of the Company approved for the following issuances of new Series B preferred stock, par value $0.001 per share, as additional consideration in behalf of the Agreement with Firecreek, to the following persons, with effective dates later determined as part of the ongoing closing processes in conformance with the terms of the Agreement including those listed in section 1.c.(ii) therein, and other subsequent additions, if any, directed by the Executive Management Committee. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. The shares will be covered under the proposed Voting Agreement (please see Item 9.01(c) Exhibit 10.21 of this Report). The date for all the following issuances is August 2, 2004. The shares in accordance with their rights, preferences, and designations have subsequently converted automatically into common stock as of August 2, 2005.

			Share
			Amount
			Preferred	Type of	Fair Market Value
Name and Address		Date	Series B	Consideration	of Consideration
Gregg Fryett	(1)	8/2/2005	1,000,000	Addl. Consideration in	138,000
50 Reddenhill Road				Behalf of Agreement w/
Torquay Devon				Firecreek Petroleum
TQ1 3RR UK

Dennis R. Alexander	(2)	8/2/2005	1,000,000	Addl. Consideration in	234,600
5423 E. Piping Rock Road				Behalf of Agreement w/
Scottsdale, Arizona 85254				Firecreek Petroleum

John R. Taylor	(3)	8/2/2005	1,700,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John R. Taylor-Gifts		8/2/2005	100,000	Addl. Consideration in	13,800
Ben E. Taylor Irrevocable Living Trust	(4)			Behalf of Agreement w/
6777 Camp Bowie Blvd., Suite 332				Firecreek Petroleum
Fort Worth, TX 76116

Ben R. Taylor Living Trust	(5)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Cheryl Cashion 1998 Family Trust	(6)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Joseph S. Behm	(7)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Ann M. Adams	(8)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John Russell Taylor	(9)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John Dustin Taylor	(10)	8/2/2005	100,000	Addl. Consideration in	13,800

6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

William E. Merritt	(11)	8/2/2005	2,400,000	Addl. Consideration in	331,200
933 East Ridge Court				Behalf of Agreement w/
Grapevine, TX 76051				Firecreek Petroleum

George B. Faulder	(12)	8/2/2005	2,400,000	Addl. Consideration in	331,200
2800 S. Hulen, Suite 200				Behalf of Agreement w/
Fort Worth, TX 76109				Firecreek Petroleum

(*)$1,145,400 of the financing proceeds in the immediately preceding table were used primarily for additional consideration in behalf of Agreement with Firecreek Petroleum.

(1)   Gregg Fryett is CEO and Director of the Company.

(2)   Dennis R. Alexander is Chairman and CFO of the Company.

(3)   John R. Taylor is President and Director of the Company.

(4)   Ben E. Taylor Irrevocable Living Trust is not an affiliate, director, or officer of the Company.

(5)   Ben R. Taylor Living Trust is not an affiliate, director, or officer of the Company.

(6)   Cheryl Cashion 1998 Family Trust is not an affiliate, director, or officer of the Company.

(7)   Joseph S. Behm is not an affiliate, director, or officer of the Company.

(8)   Ann M. Adams is not an affiliate, director, or officer of the Company.

(9)   John Russell Taylor is not an affiliate, director, or officer of the Company.

(10) John Dustin Taylor is not an affiliate, director, or officer of the Company.

(11) William E. Merritt is Executive Vice President, Director, and General Counsel for the Company.

(12) George B. Faulder is Vice President and Director of the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1)  On April 7, 2005, by written consent in lieu of a meeting, shareholders who collectively owned approximately 60.23% of our common and preferred voting stock, consented in writing to the election of the following directors:

Name

Age

Position

Dennis R. Alexander

51

Chairman

Gregg Fryett

37

Director

John R. Taylor

60

Director

William E. Merritt

61

Director

Charles Alliban

54

Director

George B. Faulder

62

Director

Peter Fryett

63

Director

Dr. Mousa Hawamdah

57

Director

Mike Norman

47

Director

(2)  On April 27, 2005, consenting shareholders owning approximately 57.93% of our Common Stock consented to the following actions:

a.) For the Board of Directors, one or more, its Chairman, CEO or President to authorize amendment of the Company’s Articles of Incorporation to be filed with the Nevada Secretary of State. Please see information included in this report listed under Item 9.01 (c), attached on Exhibit No. 3.1 regarding the Articles of Amendment to the Articles of Incorporation of EGPI Firecreek, Inc.

b.) For the Board of Directors, without needing further consent of the Shareholders, to do all things necessary, requisite, in the best interests of the Company, to obtain on best possible terms a minimum of Fifty Million ($50,000,000) Dollars, or any part or parcel thereof, for ramp up activities and project requirements to facilitate planned commencement of its oil and gas operations. This would be in addition to the February 15, 2005 majority consent obtained from the shareholders for the directors, to obtain a bridging facility and plan of finance of up to Four Million Five Hundred ($4,500,000) Dollars. Amounts above $54,500,000 was determined to not require additional shareholder action or vote unless a merger offer is tendered, or such vote is deemed necessary by the Board of Directors, or as may otherwise then be required by law.

For additional information please see current report on Form 8-K filed May 3, 2005 and incorporated herein by reference.

ITEM 5 – OTHER INFORMATION

The Registrant continues to work towards securing financing for its proposed deployment of planned oil and gas operations overseas.

In April 2005, The Company issued 900,000 shares of C preferred stock (sub series C-1) to consultants and management in exchange for rights obtained in connection with the Firecreek Petroleum, Inc. acquisition in June and July 2004.

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

On May 6, 2005 the Registrant initiated and subsequently completed a full redemption of all debentures and debenture debt outstanding held by HEM Mutual Assurance, LLC.

On May 19, 2005, the Registrant received USD $2,000,000, the first disbursement of a three step plan of finance in the aggregate totaling USD $4,000,000 from Tirion Group, Inc.

On May 19, 2005 the Registrant initiated to complete a full redemption and prepayment of all debentures and debenture debt outstanding held by AJW Partners and others, and deposited into escrow the appropriate funds.

On May 21, 2005 the Board of Directors approved the Lease Agreement for Firecreek Petroleum presented to the Board of Directors for the leasing of 5,432 square feet of space on the second floor of Camp Bowie Center, 6777 Camp Bowie Blvd., Fort Worth, Texas 76116. The lease is an exhibit to this Report.

On May 31, 2005 the Registrant entered into a letter Agreement for the “Repurchase of Warrants and Issuance of Shares”. AJW Partners and others agreed to a tender back of all Warrant Agreements to the Registrant for the sum of $80,000 cash and the issuance of 4 million restricted common shares with registration rights and further containing buy back provisions. The swap transaction completed on or before June 3, 2005 whereon the Registrant retired and cancelled all of the Warrant Agreements held by AJW Partners and others. The Registrant subsequently repurchased the 4 million shares on June 20, 2005 for $150,000 dollars during the buy back period provided therein, and retired the shares to the Company’s treasury.

On June 14, 2005 the Board of Directors of the Registrant approved the signing of a Fee Protection Agreement with DLM Asset Management (“DLM”) in connection with utilizing DLM in the area of raising various forms of financing and business development. Pursuant to the Agreement, we are required to pay to DLM ten percent (10%) cash compensation and ten percent  (10%) warrant compensation on the first $4,000,000 that the Company receives. As of June 16, 2005 the Registrant has paid in the aggregate a total of $400,000, excluding expenses, to DLM on behalf of its plan of finance with Tirion, and includes term provisions whereon the we have agreed to include 5-Year Warrants exercisable into 6,700,000 shares of common stock at $.06 strike price per share as part of DLM’s compensation. We have agreed to grant certain registration rights in connection with their shares, which are included in this registration statement. The term of our agreement with DLM is for one year.

On June 16, 2005 the Registrant received an additional USD $2,000,000, completing its USD $4,000,000 plan of finance with Tirion Group, Inc.

On June 17, 2005 we began preparation to commence with a full buy back of 4 million restricted common shares with registration rights issued on May 31, 2005 to AJW Partners as part of the rights provided to us pursuant to a transaction previously reported on June 2, 2005. We completed this transaction on June 22, 2005.

Regarding our previous plan of finance with AJW Partners, now fully repaid as previously reported: We have paid Sapphire Consulting and Confin International Investments (“Consultants”) a total of $125,000 cash to date for fees related to the Registrant’s previous plan of finance with AJW Partners, and further in behalf of an uncompleted tri party Consulting and Finders Agreement Dated April 27, 2005 between Sapphire Consulting and Confin International Investments (“Consultants”) and the Company. The Agreement, executed by Mr. Gregg Fryett, our CEO has been in constant negotiation with Consultants as to the final determination of terms therein regarding additional stock compensation interpretation presented by Sapphire Consulting and or Consultants, which is not suitable to the Board of Directors, and Management, and therewith not authorized by the Board in its present form. Therefore we pursuant to Directive of the Board on July 12, 2005 has independently authorized a maximum 6,250,000 5-Year Warrants with strike price of $0.02 per share, and further as the final compensation amount to be granted, which is subject to withdrawal or cancellation by the Board at any time for reasonable cause. At present, of the total 6,250,000 Warrants to be provided to Consultants, 40% of the total Warrants thereof or 2,500,000 will be listed and available to Sapphire Consulting and 60% of the total Warrants thereof or 3,750,000 will be listed and available to Confin International Investments.

Regarding our previous plan of financing with AJW Partners, we have agreed to provide John Brigandi 625,000 5-Year Warrants with strike price of $0.02 per share as consulting bonus for his consulting work on the AJW transaction. John Brigandi received $19,000 cash compensation to date.

On June 28, 2005 the Registrant entered into an equity line credit agreement with Dutchess Advisors, LLC (“Dutchess”). Pursuant to this Agreement, Dutchess shall commit to purchase up to $25,000,000 of the Company’s Common Stock over the course of 36 months (“Line Period”), after a registration statement has been declared effective. The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the averaged daily volume (U.S market only) (“ADV”) multiplied by the average of the 3 daily closing prices immediately preceding the Put Date.  The ADV shall be computed using the ten (10) trading days prior to the Put Date. The 5 consecutive trading days immediately after the Put Date. The lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The date that the Investor receives Put Notice of draw down by Company of a portion of the Line. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, the Company shall not be entitled to deliver another Put Notice.

The Registrant shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as 75% of the closing bid price of the common stock for the ten (10) trading days prior to the Put Date. In connection with the equity line, the Registrant has agreed to pay U.S. Euro Securities, as placement agent, two percent (2%) of the gross proceeds from each Put to a maximum ten thousand dollars ($10,000).

On June 30, 2005 the Registrant accepted the resignation of Michael Norman, a Director.

In June and July, the Registrant entered into the following material definitive agreements: Agreement Regarding Future Operations, Between The Sahara Group, Inc. And Firecreek Petroleum, Inc.;  Addition One To The General Agreement On Strategic Partnership And Joint Activity, (Russia); Addition Two to The General Agreement On Strategic Partnership And Joint Activity, (Russia); Agreement For Projects, (Russia); Agreement For Purchase And Sale Of 51% Of Stock Of Transnafta Center, (Kazakhstan). Information on these Agreements and Exhibits can be found in the Registrants current Report, as amended, on Form 8K, filed on July 5, 2005 and is herein incorporated by reference.

On July 12, 2005, The Company issued 2,025,000 shares of sub series C-2 preferred stock to consultants and management of which 410,000 shares were issued for additional consideration pursuant to, and in behalf of an Agreement Regarding Future Operations with The Sahara Group, Inc., 900,000 shares were issued in exchange for rights obtained in connection with the Firecreek Petroleum, Inc. acquisition in June and July 2004, and 715,000 shares were issued in consideration of services rendered to the Company or Firecreek Petroleum, Inc. (FPI).

On February 9, 2005, we entered into a Corporate Advisory Agreement with Antcamp Advisors LLC (“Antcamp”) whereby Antcamp is to provide consulting and advisory services to assist our operations, including our Firecreek Petroleum, Inc. subsidiary with operations commencing for planned development and operations for oil and gas in Kazakhstan, Russia, and other European and Central Asian countries with Joint partner Sahara Group, and other aspects of the our growth. On July 12, 2005, we entered into an Extension and Amendment of Corporate Advisory Agreement with Steven Antebi so as to extend and assign the agreement from Antcamp to Steven Antebi.  Pursuant to the Extension and Amendment, we agreed to issue to Steven Antebi 4,000,000 shares of our common stock and a five-year warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share. The Agreement with Steven Antebi supersedes the agreement with AntCamp dated February 9, 2005. AntCamp is not a party to the Agreement.

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

3.3

Correction of Article of Amendment to Articles of Incorporation of EGPI Firecreek, Inc., filed with the Nevada Secretary of State on May 12, 2005.(1)

4,1

Form of Stock Purchase Warrant issued to AJW Partners LLC, effective May 2, 2005.(1)

4,2

Form of Stock Purchase Warrant issued to AJW Offshore Limited, effective May 2, 2005.(1)

4,3

Form of Stock Purchase Warrant issued to AJW Qualified Partners, LLC, effective May 2, 2005.(1)

4,4

Form of Stock Purchase Warrant issued to New Millenium Capital Partners II, LLC, effective May 2, 2005.(1)

10.1

Securities Purchase Agreement dated May 2, 2005.(1)

10.2

Registration Rights Agreement dated May 2, 2005.(1)

10.3

Intellectual Property Security Agreement dated May 2, 2005.(1)

10.4

Guaranty and Pledge Agreement dated May 2, 2005.(1)

10.5

Security Agreement dated May 2, 2005.(1)

10.6

Form of Callable Secured Convertible Note to AJW Partners LLC, dated May 2, 2005.(1)

10.7

Form of Callable Secured Convertible Note to AJW Offshore Limited, dated May 2, 2005.(1)

10.8

Form of Callable Secured Convertible Note to AJW Qualified Partners, LLC, dated May 2, 2005.(1)

10.9

Form of Callable Secured Convertible Note to New Millenium Capital Partners II, LLC, dated May 2, 2005.(1)

10.10

Final Voting Agreement of EGPI Firecreek (filed as exhibit 99.3 to Current Report on Form 8-K dated April 5, 2005, filed April 7, 2005 and incorporated herein by reference).

10.11

Fee Protector Agreement, dated June 14, 2005, by and between the Company and DLM Asset Management, Inc. (filed as an Exhibit to the Current Report on Form 8-K/A dated June 20, 2005 and incorporated herein by reference). *

10.12

Repurchase Agreement dated May 31,2 005, by and between the Company and AJW Partners (filed as an Exhibit to the Current Report on Form 8-K/A dated June 2, 2005 and incorporated herein by reference).

10.13

Callable Secured Convertible Note, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.14

Stock Purchase Warrant, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.15

Standard Office Lease between the Company and Camp Bowie Centre (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference). *

10.15

Investment Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, LP (2)

10.16

Registration Rights Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (2)

31.1

CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

CEO Certification Pursuant to 18 U.S.C. SECTION 1350

32.2

CFO Certification Pursuant to 18 U.S.C. SECTION 1350

(1)  Filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference.

(2)  Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, SEC File Number 333-126326, filed July 1, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EGPI FIRECREEK, INC.

 /s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chief Executive Officer

 /s/ Dennis Alexander

By:     Dennis Alexander

Title:  Chief Financial Officer

Date:  August 19, 2005

25