Form 10QSB/A
period 2005-06-30
EGPI FIRECREEK, INC.
filed 2005-08-23
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

20

Item 4 - Submission of Matters to a Vote of Security Holders

20

Item 5 - Other Information

21

Item 6 – Exhibits

24

         Certifications

Signature

26

           EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

(unaudited)

	Unaudited	Audited
ASSETS	30-Jun-05	31-Dec-04

Current assets:
Cash & interest bearing deposits	$573,314	$5,538
Total current assets	573,314	5,538

Other assets:
Fixed assets- net	81,015	0

Total assets	$654,329	$5,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$283,811	$787,876
Notes payable- shareholders	0	653,990
Notes payable	0	3,000
Convertible debentures payable-net	3,990,826	0
Capital lease payable- current portion	0	4,745
Total current liabilities	4,274,637	1,449,611

Advances payable to shareholders	602,915	564,803
Notes payable- shareholders	371,857	0
Capital lease payable- non current portion	0	4,531
Convertible debentures payable-net	0	214,441
Total liabilities	5,249,409	2,233,386

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 2,566,831 issued	$2,567	$2,567
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, 9,500,000 issued	9,500	9,500
Series C preferred stock, 20 million authorized, stated value $1,one share
convertible to ten common shares, no stated dividend, 900 issued	900	0
Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 112,769,403 at June 30, 2005 and
75,247,968 shares at December 31, 2004	112,769	75,248
Additional paid in capital	8,399,063	6,388,767
Accumulated deficit	(13,179,155)	(8,726,593)
Accumulated other comprehensive loss	59,276	22,663
Total shareholders' equity (deficit)	(4,608,047)	(2,239,915)

Total Liabilities & Shareholders' Equity	$654,329	$5,538

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Six and Three Months Ended June 30, 2005 and June 30, 2004

(unaudited)

	6 Months	6 Months	3 Months	3 Months
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Revenues:
Gross revenues	$0	$320,714	$0	$320,506
Less cost of revenues	0	(62,699)	0	(15,033)
Net revenues	0	258,015	0	305,473

General and administrative expenses:
General administration	2,796,264	1,546,764	2,456,357	1,075,261
Total general & administrative expenses	2,796,264	1,546,764	2,456,357	1,075,261

Net loss from operations	(2,796,264)	(1,288,749)	(2,456,357)	(769,788)

Other revenues and expenses:
Other income	0	34,903	0	34,903
Interest expense	(1,656,298)	(222,361)	(1,639,137)	(206,785)

Net loss before provision for income taxes	(4,452,562)	(1,476,207)	(4,095,494)	(941,670)

Provision for income taxes	0	0	0	0

Net loss	($4,452,562)	($1,476,207)	($4,095,494)	($941,670)

Basic & fully diluted net loss per common share
Loss per share	($0.05)	($0.04)	($0.04)	($0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	98,222,204	39,018,718	110,032,050	42,185,790

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	30-Jun-05	30-Jun-04
Operating Activities:
Net loss	($4,452,562)	($1,476,207)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	459	189,604
Amortization of beneficial conversion feature	1,320,358	222,361
Consulting expense	229,280	644,150
Changes in other operating assets and liabilities :
Accounts receivable	0	(379,136)
Accounts payable and accrued expenses	(350,067)	471,384
Deferred revenues	0	(123,649)
Net cash used by operations	(3,252,532)	(451,493)

Investing activities:
Purchase of equipment	(81,474)	(18,758)
Net cash used by investing activities	(81,474)	(18,758)

Financing Activities:
Issuance of common stock	215,345	0
Issuance of preferred stock	900	0
Payment of bank loan	(3,000)	0
Payment of capital lease	(9,276)	0
Payment of notes payable	0	(18,198)
Issuance of convertible debentures	4,000,000	500,000
Proceeds of shareholder advances	0	249,981
Payment of shareholder notes	(302,187)	0
Net cash provided by financing activities	3,901,782	731,783

Net increase in cash during the period	567,776	261,532

Cash balance at beginning of the fiscal year	5,538	45,155

Cash balance at end of the period	$573,314	$306,687

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,574	$2,100
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For Six Months Ended June 30,2005

					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2005	75,247,968	$75,248	$6,388,767	($8,726,593)	$22,663	($2,239,915)

Issued shares for services	9,700,000	9,700	219,580			229,280

Issued shares to pay notes	770,435	770	19,639			20,409

Debentures converted to shares	27,051,000	27,051	328,459			355,510

Beneficial conversion feature			1,227,273			1,227,273

Detachable warrants issued			215,345			215,345

Foreign currency
translation adjustment					36,613	36,613

Net loss for the period				(4,452,562)		(4,452,562)

Balance at June 30, 2005	112,769,403	$112,769	$8,399,063	($13,179,155)	$59,276	($4,608,047)

	Comprehensive
	Loss

Foreign currency
translation adjustment	36,613

Net loss for the period	(4,452,562)

Comprehensive loss at June 30, 2005	($4,415,949)

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

On April 28, 2005, the Company increased its authorized common stock to 920,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

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

Net loss per common share has been computed as follows:

	30-Jun-05	30-Jun-04

Net loss	($4,452,562)	($1,476,207)

Total shares outstanding	112,769,403	43,376,668

Weighted average shares outstanding	98,222,204	39,018,718

Loss per share	($0.05)	($0.04)

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

The holders of the convertible debentures have secured a security interest in the assets and intellectual property of the Company.

Convertible debentures-net at June 30, 2005 is as follows:

Proceeds received	$4,000,000

Beneficial conversion feature	(1,227,273)

Accrued interest	32,219

Allocated to interest expense	1,185,880

Net convertible debt payable	$3,990,826

7.   Income Tax Provision

Provision for income taxes is comprised of the following:	30-Jun-05	30-Jun-04

Net loss before provision for income taxes	($4,452,562)	($1,476,207)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(5,061,183)	(1,342,647)
Allowance for recoverability	5,061,183	1,342,647
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$5,061,183	$1,342,647
Allowance for recoverability	(5,061,183)	(1,342,647)
Deferred tax benefit	$0	$0

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

In addition, the Company issued 30,575,000 warrants to purchase common stock for five years at an exercise price of $.043 to financial service companies and consultants in association with the sale of the convertible debentures.  The company recorded an expense of $193,750 in the statement of operations as a result of the issue.

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

A list of warrants outstanding at June 30, 2005 is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000

Issued	32,575,000
Expired	(400,000)

Outstanding at June 30, 2005	36,375,000	$0.44	3.90

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

Following is a breakdown of general and administrative costs for this period versus a year ago:

	June-05	June-04

Advertising & promotion	$42,610	$18,933
Bank charges	1,190	0
Debt procurement	616,008	0
Consulting	500,120	958,692
Data processing	19,219	0
Depreciation	459	189,604
Engineering	354	1,500
Administration	95,598	25,350
Payroll	120,202	12,039
Postage & delivery	2,204	0
Printing	1,774	0
Professional fees	928,198	292,574
Rent & utilities	131,282	11,823
Repairs & maintenance	72,899	2,504
Research	77,662	100
Misc. taxes	1,559	1,520
Telephone	45,307	8,718
Transfer agent	28,582	19,992
Travel	111,037	3,415

Total	$2,796,264	$1,546,764

Debt Procurement Costs of $616,008 were incurred in connection with securing financing.

Consulting Fees of $500,120 were incurred during investigations into acquiring profitable business enterprises.

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

After deducting general and administrative costs, the Company experienced a loss from operations of $2,796,264 for the six months ended June 30, 2005 compared to an operating loss of $1,288,749 for the same period last year.

Interest expense increased in the six months ended June 30, 2005 to $1,656,298 compared to $222,361 for the same period last year.  Most of the increase in interest is due to the issuance of the debentures in April 2005.

(See Item 5 Other Information for details.)

Net loss for the six months ended June 30, 2005 was $4,452,562, or $0.05 per share, compared to a loss of $1,476,207, or $0.04 per share for the same period last year.

Three months ending June 30, 2005 vs. three months ending June 30, 2004

The Company had no revenues for the months ending June 30, 2005 as compared to $320,506 for the same period in 2004.  Management expects sales revenues to grow as new oil leases are acquired. Net revenues for the period were $0 as compared to $305,473 for the same period in 2004.

General and administrative expense for the three months ending June 30, 2005 was $1,288,749 compared to $1,075,261 in the same period in 2004.

Interest expense decreased in the three months ending June 30, 2005 to $1,639,137 compared to $206,785 in the same period in 2004.

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

At June 30, 2005, the Company had working capital deficit of $3,701,323 compared to a working capital deficit of $1,414,977 at December 31, 2004.  Working capital increased mainly as a result of funds from the issuance of convertible debentures.

Total assets at June 30, 2005 were $654,329 as compared to $5,538 at December 31, 2004.

The Company’s total stockholders’ equity decreased $2,368,132 from December 31, 2004 to ($4,608,047) at June 30, 2005.  Stockholders’ equity decreased by $2,796,264 from operating losses in the first half of 2005.  In addition, the Company issued 9,700,000 shares of common stock valued at $229,280 to consultants for services rendered in the six months ended June 30, 2005.  Finally, the Company recognized a loss of $36,613 from translating British based operations to US dollars at June 30, 2005.

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

I.

On August 2, 2005, 9,500,000 shares of the Registrants series B preferred converted automatically 1 for 1 into 9,500,000 shares of its common restricted stock. The original issuance of the series B preferred stock was listed in an amended current report on Form 8-K filed on September 16, 2004, incorporated by reference herein, and further listed as follows.

(*) On July 1, 2004 the Board of Directors and or Compensation and Stock Option Committee of the Company approved for the following issuances of new Series B preferred stock, par value $0.001 per share, as additional consideration in behalf of the Agreement with Firecreek, to the following persons, with effective dates later determined as part of the ongoing closing processes in conformance with the terms of the Agreement including those listed in section 1.c.(ii) therein, and other subsequent additions, if any, directed by the Executive Management Committee. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. The shares are covered under the Registrants final Voting Agreement. The date for all the original Series B preferred stock issuances is August 2, 2004. The shares in accordance with their rights, preferences, and designations have subsequently converted automatically into common stock effective as of August 2, 2005.

			Share
			Amount	Type of	Fair Market Value
Name and Address		Date	Common Stock	Consideration	of Consideration
Gregg Fryett	(1)	8/2/2005	1,000,000	Addl. Consideration in	138,000
50 Reddenhill Road				Behalf of Agreement w/
Torquay Devon				Firecreek Petroleum
TQ1 3RR UK

Dennis R. Alexander	(2)	8/2/2005	1,000,000	Addl. Consideration in	234,600
5423 E. Piping Rock Road				Behalf of Agreement w/
Scottsdale, Arizona 85254				Firecreek Petroleum

John R. Taylor	(3)	8/2/2005	1,700,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John R. Taylor-Gifts		8/2/2005	100,000	Addl. Consideration in	13,800
Ben E. Taylor Irrevocable Living Trust	(4)			Behalf of Agreement w/
6777 Camp Bowie Blvd., Suite 332				Firecreek Petroleum
Fort Worth, TX 76116

Ben R. Taylor Living Trust	(5)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Cheryl Cashion 1998 Family Trust	(6)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Joseph S. Behm	(7)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

Ann M. Adams	(8)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John Russell Taylor	(9)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

John Dustin Taylor	(10)	8/2/2005	100,000	Addl. Consideration in	13,800
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

William E. Merritt	(11)	8/2/2005	2,400,000	Addl. Consideration in	331,200
933 East Ridge Court				Behalf of Agreement w/
Grapevine, TX 76051				Firecreek Petroleum

George B. Faulder	(12)	8/2/2005	2,400,000	Addl. Consideration in	331,200
2800 S. Hulen, Suite 200				Behalf of Agreement w/
Fort Worth, TX 76109				Firecreek Petroleum

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

(11) William E. Merritt is Executive Vice President, Director, and General Counsel for the Company.

(12) George B. Faulder is Vice President and Director of the Company.

II.

On August 2, 2005, shareholders owning and controlling 1,367,991 shares of the Registrants outstanding 2,566,831 shares of series A preferred stock elected by notice to the Registrant to convert their series A preferred automatically 1 for 1 into 1,367,991 shares of the Registrant’s common restricted stock. The original issuance of the series A preferred stock was listed in an amended current report on Form 8-K filed on September 16, 2004, incorporated by reference herein, and further listed as follows.

(*) Pursuant to majority consent of the principal Shareholders obtained on June 17th 2004, the Board of Directors of the Registrant approved for the issuance, of new Series A preferred stock, par value $0.001 per share on July 1, 2004, as consideration in behalf of the Merger Exchange Agreement with Firecreek Petroleum, Inc, which later became effective for issuance on August 2, 2004. Certain persons have recently elected to convert their preferred series A holdings to common stock, further listed below. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. The shares are also covered under the Registrants final Voting Agreement. The date for all the original Series A preferred stock issuances including those listed below is August 2, 2004. In accordance with their rights, preferences, and designations the following holders of Series A preferred stock have elected to convert each of their holdings into common stock effective as of August 2, 2005.

Share
			Amount	Type of	Fair Market Value
Name and Address		Date	Common Stock	Consideration	of Consideration
John R. Taylor	(1)	8/2/2005	798,870	Addl. Consideration in	110,244
6777 Camp Bowie Blvd., Suite 332				Behalf of Agreement w/
Fort Worth, TX 76116				Firecreek Petroleum

William E. Merritt	(2)	8/2/2005	150,000	Consideration in	20,700
933 East Ridge Court				Behalf of Agreement w/
Grapevine, TX 76051				Firecreek Petroleum

George B. Faulder	(3)	8/2/2005	419,121	Consideration in	60,875
2800 S. Hulen, Suite 200				Behalf of Agreement w/
Fort Worth, TX 76109				Firecreek Petroleum

(*)$191,819 of the financing proceeds in the immediately preceding table were used primarily for consideration in behalf of the Merger Exchange Agreement with Firecreek Petroleum, Inc.

(1)  John R. Taylor is President and Director of the Company.

(2) William E. Merritt is Executive Vice President, Director, and General Counsel for the Company.

(3) George B. Faulder is Vice President and Director of the Company.

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

SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the Registrant  has duly  caused  this amended report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EGPI FIRECREEK, INC.

 /s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chief Executive Officer

 /s/ Dennis Alexander

By:     Dennis Alexander

Title:  Chief Financial Officer

Date:  August 23, 2005

22