Form 10QSB
period 2005-09-30
EGPI FIRECREEK, INC.
filed 2005-11-21
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, the issuer had 204,591,836 shares of its $0.001 par value common stock issued and outstanding. There are also 2,925,000 Series C Preferred Stock, $0.001 par value outstanding; and no shares of non-voting common stock outstanding, and no shares of Series A and B Preferred stock outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

September 30, 2005

Table of Contents

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets.

3

Consolidated Statement of Operations

4

Consolidated Statement of Cash Flows

5

Consolidated Statement of Changes in Shareholders' Equity

6

Notes to the Unaudited Consolidated Financial Statements

9

Item 2. Management's Discussion and Analysis

        or Plan of Operation

15

Item 3. Controls and Procedures

19

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

20

Item 2 – Unregisterd Sales of Equity Securities and Use of Proceeds

20

Item 3 - Defaults upon Senior Securities

23

Item 4 - Submission of Matters to a Vote of Security Holders

23

Item 5 - Other Information

23

Item 6 – Exhibits

25

         Certifications

Signature

27

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

(unaudited)

	Unaudited	Audited
ASSETS	30-Sep-05	31-Dec-04

Current assets:
Cash & interest bearing deposits	$707,974	$5,538
Total current assets	707,974	5,538

Other assets:
Fixed assets- net	102,828	0

Total assets	$810,802	$5,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$213,721	$787,876
Note payable	2,034,040	3,000
Notes payable- shareholders	0	653,990
Capital lease payable- current portion	0	4,745
Total current liabilities	2,247,761	1,449,611

Advances payable to shareholders	402,268	564,803
Notes payable- shareholder	373,306	0
Capital lease payable- non current portion	0	4,531
Convertible debentures payable-net	0	214,441
Total liabilities	3,023,335	2,233,386

Shareholders' equity:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none issued	$0	$2,567
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none issued	0	9,500
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend, 2,925,000 issued	1,980,000	0
Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 204,591,836 at September 30, 2005 and
75,247,968 shares at December 31, 2004	204,591	75,248
Additional paid in capital	13,663,006	6,388,767
Accumulated deficit	(18,140,021)	(8,726,593)
Accumulated other comprehensive loss	79,891	22,663
Total shareholders' equity (deficit)	(4,192,533)	(2,239,915)

Total Liabilities & Shareholders' Equity	$810,802	$5,538

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Nine and Three Months Ended September 30, 2005 and September 30, 2004

(unaudited)

	9 Months	9 Months	3 Months	3 Months
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Revenues:
Gross revenues	$0	$561,922	$0	$241,208
Less cost of revenues	0	(82,165)	0	(19,466)
Net revenues	0	479,757	0	221,742

General and administrative expenses:
General administration	7,739,549	4,531,631	4,943,285	2,984,867
Total general & administrative expenses	7,739,549	4,531,631	4,943,285	2,984,867

Net loss from operations	(7,739,549)	(4,051,874)	(4,943,285)	(2,763,125)

Other revenues and expenses:
Other income	0	169,377	0	134,474
Interest expense	(1,673,879)	(302,359)	(17,581)	(79,998)

Net loss before provision for income taxes	(9,413,428)	(4,184,856)	(4,960,866)	(2,708,649)

Provision for income taxes	0	0	0	0

Net loss	($9,413,428)	($4,184,856)	($4,960,866)	($2,708,649)

Basic & fully diluted net loss per common share
Loss per share	($0.09)	($0.09)	($0.04)	($0.04)

Weighted average of common shares outstanding:
Basic & fully diluted	107,873,376	47,699,196	131,219,655	64,728,264

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and September 30, 2004

(Unaudited)

	30-Sep-05	30-Sep-04
Operating Activities:
Net loss	($9,413,428)	($4,184,856)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	8,743	238,224
Amortization of beneficial conversion feature	1,496,447	161,572
Consulting expense and payables	3,639,162	1,180,220
Bad debt expense	0	440,024
Impairment expense	0	1,612,067
Changes in other operating assets and liabilities :
Accounts receivable	0	21,933
Accounts payable and accrued expenses	(516,927)	(53,951)
Interest payable	34,040	0
Deferred revenues	0	(123,649)
Net cash used by operations	(4,751,963)	(708,416)

Investing activities:
Purchase of equipment	(111,571)	(2,154)
Net cash used by investing activities	(111,571)	(2,154)

Financing Activities:
Issuance of note payable	2,000,000	0
Issuance of convertible debentures	4,000,000	500,000
Payment of shareholder advances	(224,754)	0
Payment of debentures payable	(200,000)	0
Payment of notes payable	0	(4,936)
Payment of capital lease	(9,276)	(2,922)
Proceeds of shareholder advances	0	241,957
Net cash provided by financing activities	5,565,970	734,099

Net increase in cash during the period	702,436	23,529

Cash balance at beginning of the fiscal year	5,538	45,155

Cash balance at end of the period	$707,974	$68,684

Supplemental disclosures of cash flow information:
Interest paid during the period	$21,041	$1,574
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005

(unaudited)

					Other
	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Gain (Loss)	Total

Balance at January 1, 2005	75,247,968	$75,248	$6,388,767	($8,726,593)	$22,663	($2,239,915)

Issued shares for services	20,219,444	20,219	1,322,017			1,342,236

Issued shares to pay debt	2,210,253	2,210	153,360			155,570

Debentures converted	94,847,340	94,847	4,254,663			4,349,510

Preferred shares converted	12,066,831	12,067				12,067

Beneficial conversion feature			1,227,273			1,227,273

Detachable warrants issued			316,926			316,926

Foreign currency
translation adjustment					57,228	57,228

Net loss for the period				(9,413,428)		(9,413,428)

Balance at Sept. 30, 2005	204,591,836	$204,591	$13,663,006	($18,140,021)	$79,891	($4,192,533)

	Comprehensive
	Loss

Foreign currency
translation adjustment	57,228

Net loss for the period	(9,413,428)

Comprehensive loss at
at September 30, 2005	($9,356,200)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005

(Continued)

					Accumulated
					Other
	Common	Common	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 1, 2004	36,088,968	$36,089	$2,983,534	($2,700,992)	($1,310)	$317,321

Stock issued to consultants	5,687,700	5,688	881,948			887,636

Conversion of convertible debt	1,600,000	1,600	14,400			16,000

Beneficial conversion feature			422,783			422,783

Foreign currency
translation adjustment					46,871	46,871

Net loss for the period				(1,476,207)		(1,476,207)

Balance at September 30, 2004	43,376,668	$43,377	$4,302,665	($4,177,199)	$45,561	$214,404

	Comprehensive
	Loss

Foreign currency
translation adjustment	$46,871

Net loss for the period	(1,476,207)

Comprehensive loss at 9/30/04	($1,429,336)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005

(Continued)

	Par value	Par value	Par value
	Preferred A	Preferred B	Preferred C

Balance at December 31, 2003	$0	$0	$0

Issued shares to purchase subsidiary	2,567	9,500

Balance at December 31, 2004	$2,567	$9,500	$0

Issued shares for services			1,980,000

Converted shares to common stock	(2,567)	(9,500)

Balance at September 30, 2005	$0	$0	$1,980,000

See the notes to the financial statements.

EGPI Firecreek, Inc.

Unaudited Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2005 and September 30, 2004

1.

Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc..

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

In November 2003, the Company acquired all of the issued and outstanding shares of International Yacht Sales Group Ltd. (IYSG), a UK based on-line broker of luxury yachts, and other entities.  IYSG began its operations in April 2003.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

In February 23, 2005, the Company increased its authorized common stock to 900,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

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

Computer hardware & software

3 years

Improvements & furniture

5 years

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

2. Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the year. Diluted net loss per share gives the effect of outstanding common stock equivalents.  There are financial instruments outstanding convertible into 69,625,000 shares of common stock at

September 30, 2005. The common stock equivalents of these financial instruments are not included in the calculation of earnings per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

	30-Sep-05	30-Sep-04

Net loss	($9,413,428)	($4,184,856)

Total shares outstanding	204,591,836	67,958,968

Weighted average shares outstanding	107,873,376	47,699,146

Loss per share	($0.09)	($0.09)

3. Common and Preferred Stock Transactions

During the nine months ended September 30, 2005, the Company issued 20,219,444 shares of common stock to pay $1,342,236 in fees for services rendered.

During the nine months ended September 30, 2005, the Company issued 2,210,253 shares of common stock to pay outstanding debt of $155,570.

During the nine months ended September 30, 2005, debenture holders converted $4,349,510 of debt to 98,947,340 shares of common stock.  There are no convertible debentures outstanding as of September 30, 2005.

During the nine months ended September 30, 2005, preferred A & B stock holders converted 12,066,831 shares of preferred A and preferred B stock into 12,066,831 shares of common stock.

During the nine months ended September 30, 2005, the Company issued 2,025,000 preferred C stock to consultants for services rendered.

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

4. Authorization of Preferred C Stock

In June 2005, the shareholders elected to authorize for issue 20,000,000 shares of preferred C stock.  The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory.  One share of preferred is convertible into 10 shares of common stock.

5. Fixed Assets- Net

The following is a detailed list of fixed assets at September 30, 2005:

Computer equipment & software	$63,635
Office equipment	17,770
Improvements & furniture	30,166
Accumulated depreciation	(8,743)

Net property & equipment	$102,828

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

These debentures were converted into 67,996,340 shares of common stock in September 2005.

7. Issuance of Promissory Note

In September 2005, the Company issued a $2 million promissory note to a company that has agreed to purchase a number of shares for up to $25 million dollars in the coming years.  The promissory note is secured by the assets of the Company and matures in September 2006 with interest of 20.42%.

8. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-05	30-Sep-04

Net loss before provision for income taxes	($9,413,428)	($4,184,856)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(4,216,228)	(2,442,359)
Allowance for recoverability	4,216,228	2,442,359
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$4,216,228	$2,442,359
Allowance for recoverability	(4,216,228)	(2,442,359)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

9.  Issuance of Warrants

During the nine months ended September 30, 2004, the Company issued 36,575,000 warrants to purchase common stock to debenture holders and consultants. The Company applies the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants and common stock warrants issued in fiscal year 2005. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

A list of warrants outstanding at September30, 2005 is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000

Issued	36,575,000
Expired	(400,000)

Outstanding at September 30, 2005	40,375,000	$0.41	3.76

10. Outstanding Debt

The following is a listing of notes payable:	30-Sep-05	31-Dec-04

Unsecured note issued to an unaffiliated individual in March 2002
at 10% due in March 2003. The note was paid in full in June 2005	$0	$3,000

Unsecured promissory note to a finance company maturing September 2006	$2,034,040	$0
at 20.42%

Total note payable	$2,034,040	$3,000

The following is a listing of notes payable and advances from shareholders:

Unsecured notes due to a shareholder due on demand interest rates
ranging from 12% to 18%. The notes were paid in full in June 2005	$0	$198,886

Unsecured notes due to a shareholder due on demand interest at 12%
The note was paid in full in June 2005	0	38,919

Unsecured note due to a shareholder due on demand interest at 12%
The note was paid in full in April 2005 by issuing 570,435 shares of common stock.	0	4,000

Unsecured note due to a shareholder due on demand interest at 18%
The note was paid in full in June 2005	0	17,819

Note due a former shareholder of the Company.	373,306	373,306

Unsecured advances to shareholders and officers of the
Company with interest imputed at 10%	402,268	585,863

Total advances and note payable to shareholders	$775,574	$1,218,793

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s discussion and analysis of financial condition and results of operations in conjunction with the Consolidated Financial Statements in Form 10-KSB for the year ended December 31, 2004, Form 10-QSB, as amended, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities, and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL., actively deploying development and plans for our new oil and gas subsidiary operations. Firecreek has pursued an aggressive acquisition plan for potential oil and gas rehabilitation and development projects located in several project countries. After several months of efforts Firecreek is now in the latter stages of commencing with oil and gas operations initially targeted for programs located in Russia and Romania (see further description and information listed in “The Business” filed in our Form 10-KSB Report on April 12, 2005 and in our Current Report on Form 8-K, as amended, filed on July 5, 2005, both incorporated herein by reference).

During fiscal year 2003, our prior segments, oil and gas leases and PSI, were disposed of and is being disposed of, respectively. The results of operations for these segments is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2003.

The Company is currently focused on its oil and gas and marine segment of operations, and integration with the Company, making presentations to asset-based lenders and other financial institutions for the purpose of expanding our growth potential by commencing with oil and gas operations in 2005 and increasing sales output or to pursue various alternative business strategies for our marine operations based in United Kingdom.

Management’s Discussion and Analysis of Financial Condition

The Company historically derived its revenues primarily from two segments of operations: 1) retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area; and 2) acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. In 2003, the Company disposed of these two segments of operations.

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has collectively been involved in oil and gas operations worldwide. Firecreek programs and activities throughout 2004 are in latter stages of preparation for commencement of oil and gas operations planned now for fourth quarter fiscal year 2005: Through its alliance with Sahara (see further discussion in “The Business” filed in our Form 10-KSB Report on April 12, 2005, incorporated herein by reference) parties have agreed to work exclusively with one another to carry out a systematic program of exploration and prospecting works and to implement projects of oil and gas field rehabilitation, development, construction, transport, and marketing and exporting of oil and gas reserves, associated with fields under control of the Ministry of Natural Resources and located in the Indol-Kuban Basin, Russia (also see additional information listed in our Current Report on Form 8-K, as amended, filed on July 5, 2005, incorporated herein by reference). There are no revenues attributable to sales of oil and natural gas for the fiscal year ended 2004 and through the third quarter 2005.

In December 2003, the Company acquired International Yacht Sales Group, Ltd. (IYSG), engaged in brokerage sales of private leisure and commercial marine vessels. We are working to expand and increase our revenue base in Fiscal Year 2005 for our commercial marine sales operations. In 2004 we began to cross over from private leisure sales to more brokerage sales related to commercial shipping markets. In attempting this crossover we encountered unexpected difficulties. As reported, our 2005 goal is to work on development and access to financing plans, improve our business strategy, competitive angle, and stimulate growth and recapture of sales activities related to the IYSG marine segments business plan and operations. Sales have not been generated in the third quarter of 2005. At September 30, 2005 the Company is pursuing various alternative business strategies for the IYSG marine segment business plan and operations.

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for commencement of its Firecreek oil and gas and IYSG on-line marine retail operations.

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following:

* Inability of the Company to secure additional financing;

* Unexpected economic changes in the United States; and

* The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the activities of the Company’s business activities for the nine months ended September 30, 2004 and September 30, 2005.

I. Results of Operations

Nine months ending September 30, 2005 vs. nine months ending September 30, 2004

The Company had no commission revenues from its on-line yacht sales in the nine months ended September 30, 2005, compared to revenues of $561,922 in the same period in 2004. Net revenues for the period were $0 as compared to $479,757 for the same period in 2004.

There were no revenues from the Company’s oil and gas lease activities in the nine months ended September 30, 2005.

General and administrative expense for the nine months ended September 30, 2005 was $7,739,549 compared to $4,531,631 for the same period in 2004.  Most of the increase was due to professional and consulting fees associated with the Company’s consulting fees associated with the Company’s endeavors to secure financing and investigation of acquiring profitable businesses.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Sep-05	30-Sep-04

Administration	$206,025	$109,210
Advertising & promotion	41,286	22,281
Bad debt	0	440,024
Consulting	3,488,768	1,429,922
Commissions	1,106,008	0
Depreciation	8,743	210,976
Engineering	197	1,500
Impairment	0	1,627,500
Licenses & fees	1,654	0
Misc. taxes	21,041	878
Payroll & taxes	288,057	297,022
Postage & delivery	1,478	1,795
Professional fees	720,911	344,491
Rent & utilities	111,483	0
Repairs & maintenance	26,641	0
Research	1,101,971	100
Telephone	107,321	10,841
Transfer agent	22,000	21,889
Travel	485,965	13,202

Total	$7,739,549	$4,531,631

Debt Procurement Costs of $1,106,008 were incurred in connection with certain secured financing.

Consulting Fees of $3,488,768 were incurred during investigations into acquiring profitable business enterprises.

Professional Fees of $720,911 were incurred in regards to litigation, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and Utilities of $111,483 includes leasing and furnishing offices in Forth Worth, Texas and Istanbul.

Travel costs of $434,536 was to Turkey, Russia, Romania, England and Ukraine, etc. in connection with signing of agreements, negotiating contracts and arranging potential financing.

After deducting general and administrative costs, the Company experienced a loss from operations of $7,739,549 for the nine months ended September 30, 2005 compared to an operating loss of $4,051,874 for the same period last year.

Interest expense increased in nine months ended September 30, 2005 to $1,673,879 compared to $302,359 for the same period last year.  Most of the increase in interest is due to the issuance of debentures in the second quarter 2005 and other short term borrowings.  (See information in our Form 10-QSB Item 5, filed on August 23, 2005 and incorporated herein by reference).

Net loss for the nine months ended September 30, 2005 was $9,413,428 or $0.04 per share, compared to a loss of $4,184,856, or $0.09 per share, for the same period in 2004.

Three months ended September 30, 2005 vs. three months ended September 30, 2004

The Company had no revenues for the months ended September 30, 2005 as compared to $241,208 for the same period in 2004.  Management expects sales revenues to grow as new oil leases are acquired.  Net revenues for the period were $0 as compared to $221,742 for the same period in 2004.

General and administrative expense for the three months ended September 30, 2005 was $4,943,285 compared to $2,984,867 in the same period in 2004.

Interest expense increased in the three months ended September 30, 2005 to $17,581 as compared to $79,998 for the same period in 2004.

Discussion of Financial Condition:  Liquidity and Capital Resources

At September 30, 2005 cash on hand was $707,974 as compared with $5,535 at December 31, 2004.  During the period the Company received $7,250,000 from short term loans and paid $6,605,223 of notes payable.

The Company’s capital expenditures were $117,071 in fiscal year 2005.

At September 30, 2005, the Company had working capital deficit of $2,212,533 compared to a working capital deficit of $2,227,848 at December 31, 2004.  Working capital increased mainly as a result of funds from the issuance of convertible debentures and loans.

Total assets at September 30, 2005 were $810,802 as compared to $5,538 at December 31, 2004.

The Company’s total stockholders’ negative equity increased $1,952,618 from December 31, 2004 to ($4,192,533) at September 30, 2005.   Stockholders’ equity decreased by $9,413,428 from operating losses in the nine months of 2005.  In addition, the Company issued 20,219,444 shares of common stock valued at $1,342,236 to consultants for services rendered in the nine months ended September 30, 2005.  The Company also issued 94,847,340 shares of common stock valued at $4,349,510 for debenture conversions and 2,210,253 shares of common stock valued at $155,570 in payment of loans and notes.  Finally, the Company recognized a loss of $57,228 from translating British based operations to U.S. dollars at September 2005.

ITEM 3 -  CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings during the period covered by this Report and additionally as listed and following:

I.   (*) On September 9, 2005, by majority consent of the Board of Directors prior the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons and entities. The shares were issued pursuant to a private placement and carry a rule 144 legend.

The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

			Share Amount		Fair Market Value
Name and Address		Date	Common Stock	Type of Consideration	of Consideration ($)

Dutchess Private Equities Fund	(1)	9/9/2005	3,000,000	Additional consideration	225,000
50 Commonwealth Ave., Suite 2				In behalf of 2 million
Boston Ma 02116				note advanced

Dutchess Private Equity Fund II	(1)	9/9/2005	3,000,000	Additional consideration	225,000
50 Commonwealth Ave., Suite 2				In behalf of 2 million
Boston Ma 02116				note advanced

(*) $450,000 of the proceeds in the immediately preceding table were used as additional consideration (investor incentive shares) in behalf of 2 million note financing advanced on the Company’s $25 million equity line with Dutchess Advisors LLP.

(1) Dutchess Advisors LLP and its related funds have provided the Company with a $25 million equity line plan of financing and is not an affiliate, director, or officer of the Company.

II.  (*) On September 15, 2005, by majority consent of the Board of Directors and the Executive Management Committee, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity.

The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

			Share Amount		Fair Market Value
Name and Address		Date	Common Stock	Type of Consideration	of Consideration ($)

Gersten Savage LLP	(1)	9/15/2005	119,444	In consideration of	10,750
600 Lexington Ave 9th Floor				partial legal services
New York, NY 10022-6018				rendered

(*) $10,750 of the proceeds in the immediately preceding table was used to pay partial legal services rendered.

III. (*) On September 30, 2005, by majority consent of the Board of Directors and the Executive Management Committee, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity.

The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933.

			Share Amount		Fair Market Value
Name and Address		Date	Common Stock	Type of Consideration	of Consideration ($)

Big Boat Company Ltd.	(1)	10/5/2005	1,639,818	For full and final pmt.	147,584
c/o 50 Reddenhill Road				of Big Boat Company
Torquay				Loan
Devon TQ13RR
United Kingdom

(*) $147,584 of the proceeds in the immediately preceding table were used to fully retire the note owed to Big Boat Company Ltd. by the Company and represents full and final payment thereof.

(1) Big Boat Company Ltd. is owned indirectly by Gregg Fryett, Chief Executive Officer and a Director of the Company and a Director of FPI.

IV. On October 5, 2005, 900,000 shares of the Company’s Sub-Series C-1 of Series C preferred stock converted automatically on the basis of 1 to 10 into 9,000,000 shares of its restricted common stock. The original issuance of the Sub-Series C-1 preferred stock was listed in a current report on Form 8-K filed on April 5, 2005, incorporated by reference herein, and further listed/described as follows.

 (*) On April 5, 2005, by majority consent of the Board of Directors and the Compensation and Stock Option Committee, and the unanimous consent of the Executive Management Committee, the Company approved the following issuances of its Sub-Series C-1 of Series C preferred stock, par value $0.001 per share, to the following persons. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For description of Rights and Preferences see Exhibit 99.2 attached to a current report on Form 8-K filed on April 5, 2005. The shares are covered under the Voting Agreement attached on Exhibit 99.3 to the current report on Form 8-K filed April 5, 2005. The date for all the original Sub-Series C-1 of Series C preferred stock issuances is April 5, 2005. The shares in accordance with their rights, preferences, and designations have subsequently converted automatically into common stock effective as of October 5, 2005.

			Share Amount		Fair Market Value
Name and Address		Date	Common Stock	Type of Consideration	of Consideration ($)

John R. Taylor	(1)	10/5/2005	1,500,000	Preferred Stock	30,000
6777 Camp Bowie Blvd., Suite 215				in exchange for
Ft. Worth, Texas 76116				rights in connection
with the Company's
acquisition of FPI

William E. Merritt	(2)	10/5/2005	1,500,000	Preferred Stock	30,000
6777 Camp Bowie Blvd., Suite 215				in exchange for
Ft. Worth, Texas 76116				rights in connection
with the Company's
acquisition of FPI

George B. Faulder	(3)	10/5/2005	1,500,000	Preferred Stock	30,000
6777 Camp Bowie Blvd., Suite 215				in exchange for
Ft. Worth, Texas 76116				rights in connection
with the Company's
acquisition of FPI

Dennis Alexander	(4)	10/5/2005	1,500,000	Preferred Stock	30,000
6564 Smoke Tree Lane				in exchange for
Scottsdale, Arizona 85253				rights in connection
with the Company's
acquisition of FPI

Gregg Fryett	(5)	10/5/2005	1,500,000	Preferred Stock	30,000
50 Reddenhill Road				in exchange for
Torquay				rights in connection
Devon TQ13RR				with the Company's
United Kingdom				acquisition of FPI

Stuart Siller	(6)	10/5/2005	1,500,000	Preferred Stock	30,000
3408 Fulton Avenue				in exchange for
Oceanside, New York 11572				rights in connection
with the Company's
acquisition of FPI

(*) $180,000 of the financing proceeds in the immediately preceding table were used primarily for additional consideration in exchange for a partial amount of the Rights established for services in connection with the Company’s acquisition of FPI. Each named person’s established rights therein remaining is agreed to be reduced by $150,000 and such amount of rights shall be cancelled accordingly.

(1) John R. Taylor is President and a Director of both the Company and FPI.

(2) William E. Merritt is Executive Vice President and a Director both of the Company and FPI.

(3) George B. Faulder is a Vice President and Director of both the Company and FPI.

(4) Dennis Alexander is Chairman and CFO and a Director of both the Company and FPI.

(5) Gregg Fryett is Chief Executive Officer and a Director of the Company and Director of FPI.

(6) Stuart Siller introduced Firecreek Petroleum, Inc., provides other business and advisory services, and is not an affiliate, director, or officer of the Company.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

The Company continues to work towards securing financing and conducting various research for its proposed deployment of planned oil and gas operations overseas. As of the end of the third quarter, the Company is additionally examining projects located in the US for potential acquisition.

(Please see additional information listed in our August 23, 2005 previously filed report on Form10-QSB/A, as amended, Item 5 - Other Information.)

In August the Company and its wholly owned subsidiary Firecreek Petroleum, Inc. (“FPI”), and The Sahara Group, Inc. (“Sahara”), have entered into a Field Development and Operating Agreement (the “Development Agreement”) with NaftoGaz Ukraine, the National Oil and Gas Company of Ukraine, regarding the development and operation of oil and gas fields in Ukraine. Also parties to the Development Agreement are: i) Ukrainian Government by Valentina Balabnova representative its Head of the State Management of Affairs of the President of Ukraine; and ii) Chernomornaftogaz/Black Sea Oil and Gas Company. On August 23, 2005, FPI-Sahara received the list of fields to be initially evaluated for inclusion under the Development Agreement.

On August 25, 2005 the Company filed a new Registration Statement on Form SB-2, for securities to be sold to the public by certain persons and entities having previously filed an initial Registration Statement on July 1, and subsequently having withdrawn that filing on August 23, 2005.

On September 2, 2005 the Company filed amendment No. 1 to its Registration Statement on Form SB-2, for securities to be sold to the public by certain persons and entites.

On September 2, 2005, shareholders owning and controlling 1,198,840 shares of the Company’s outstanding 1,198,840 shares of series A preferred stock elected by notice to the Company to convert their Series A preferred automatically on a basis of 1:1, into 1,198,840 shares of the Company’s restricted common stock. The original issuance of the Series A preferred stock was listed in an amended current report on Form 8-K filed on September 16, 2004, incorporated by reference herein.

On September 7, 2005 the Company was notified by the Securities and Exchange Commission that its Registration Statement on Form SB-2 was declared effective. On September 8, 2005 pursuant to instructions by the SEC, the Company filed its Prospectus pursuant to Rule 424(b)(2).

On September 9, 2005, the Company issued a promissory note in the face amount of $2,400,000 (the “Note”) to Dutchess Private Equities Fund, L.P. (the “Fund”) and Dutchess Private Equities Fund, II, L.P. (the “Fund II”, together with the Fund, “Dutchess”). The Note bears no interest and matures on September 8, 2006. The Note was issued in connection with that certain Investment Agreement entered into by and between the Company and Dutchess establishing an Equity Line of Credit (the “Equity Line”).

Payments made by the Company in satisfaction of the Note are to be paid from each Put pursuant to the Equity Line. The Company shall make payments to Dutchess in the amount of the greater of (i) up to seventy-five percent (75%) of each Put to Dutchess from the Company; or (ii) two hundred thousand dollars ($200,000) until the face amount of the Note is paid in full, minus any fees due. As collateral, the Company has agreed to issue forty (40) Put Notices to Dutchess for the full amount applicable under the Equity Line. In the event that the principal amount of the Note is not paid in full upon maturity, Dutchess shall be entitled to a ten percent (10%) penalty and an additional two and one-half percent (2.5%) per month paid as liquidated damages.

In the event of default, Dutchess may elect to secure a portion of the Company’s assets not to exceed two hundred percent (200%) of the face amount of the Note. Moreover, in the event of default, Dutchess may switch the residual amount owing under the Note to a three-year, fifteen percent (15%) interest bearing debenture with principal and accrued interest convertible into the lesser of (i) fifty percent (50%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the convertible maturity date or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the convertible maturity date. The Company has agreed to give certain registration rights for the underlying shares of common stock.

On September 21, 2005, the Tirion Group Inc. (“Reporting Person”) reported it was the beneficial owner of 67,996,340 Shares of the Company’s common stock outright. The aggregate purchase price of the 67,996,340 shares owned beneficially by the Reporting Person is $4,079,780.48. Such shares were acquired as a result of the conversion September 14, 2005 into shares of all amounts due and owing under the Callable Secured Convertible Note dated May 19, 2005 between the Company and Tirion Group, Inc.

As of September 23, 2005, the Company reported that negotiations in the former Russian Republic of Kazakhstan to purchase a controlling interest in the Oil and Gas Joint Stock Company TransNafta Center are on hold pending status and clarification of the Kamenkovsky block exploration license.

As of October 4, 2005, the Company appointed Rupert C. Johnson as a Director of the Company. Rupert C. Johnson is the senior partner and head of Tirion Group, Inc., leading a team which is engaged in business processes in the Resources Sector, with its concentration towards Oil and Metals in production and marketing related activities. Tirion has assisted the Company’s Strategic operations, corporate objectives, and provided funding of US 4 million to date. The shares issued to Tirion in connection with the US 4 million financing with the Company were included in the Company’s registration statement on Form SB-2 which was declared effective on September 7, 2005.

On October 27, 2005, the Company announced that it’s Chairman, Dennis Alexander and its wholly-owned subsidiary, Firecreek Petroleum’s President and CEO, John R. Taylor and The Sahara Group Chairman, Dr. Rusbek Bisultanov, agreed to a Memorandum of Understanding with the operator of the Burgrevatovskoye field, UKRNAFTA.

In November the Company, through its wholly owned subsidiary Firecreek Petroleum, Inc. (“FPI”), entered into a Purchase and Sale Agreement, dated November 10, 2005 (“Purchase Agreement”) with Newport Oil Corporation (“NOC”) providing for the sale to FPI of a fifty percent (50%) interest in two tracts of land in the state of Wyoming, County of Sweetwater, under the prospect name of “Ten Mile Draw” (“TMD”). The total investment required to initiate phase one of the project is approximately $2.2 million, of which the Company has paid approximately $1.1 million on November 14, 2005. In connection with the Purchase Agreement, FPI and NOC entered into an Operating Agreement providing for their mutual understandings pertaining to the exploration and development of these tracts for the production of oil and gas.

Further, on November 14, 2005, the Company entered into a Security Agreement (“Security Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) providing for a security interest in and to the TMD tracts until the satisfaction in full of all obligations under a certain Promissory Note issued to Dutchess in the face amount of $1.6 million (the “Note”). The Note carries no interest and matures on November 14, 2006. Payments made by the Company in satisfaction of the Note shall be made from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess. The Company is obligated to make payments to Dutchess in an amount equal to the greater of: (i) one hundred percent (100%) of each Put to Dutchess from the Company; or (b) one hundred and thirty-three three thousand and thirty-three dollars ($133,333) until the face amount of the Note is paid in full. Repayment of the Note shall commence on December 1, 2005. The proceeds from the sale of the Note were used for the purchase of the TMD tracts and for working capital. The Company has previously disclosed its Investment Agreement, as amended, with Dutchess in its Registration Statement on Form SB-2 declared effective on September 7, 2005 and in a Current Report on Form 8-K filed on September 13, 2005.

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

4.1

Form of Stock Purchase Warrant issued to AJW Partners LLC, effective May 2, 2005.(1)

4.2

Form of Stock Purchase Warrant issued to AJW Offshore Limited, effective May 2, 2005.(1)

4.3

Form of Stock Purchase Warrant issued to AJW Qualified Partners, LLC, effective May 2, 2005.(1)

4.4

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

10.15

Investment Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, LP (2)

10.16

Registration Rights Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (2)

10.17

Promissory Note dated September 9, 2005 to Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund, II, L.P (filed as an Exhibit to Current Report on Form 8-K dated September 9, 2005 and incorporated herein by reference).

10.18

Purchase and Sale Agreement by and between Firecreek Petroleum, Inc. and Newport Oil Corporation, dated November 17, 2005 (filed as Exhibit 10.1 to Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference).

10.19

Operating Agreement by and between Firecreek Petroleum, Inc. and Newport Oil Corporation, dated November 10, 2005 (filed as Exhibit 10.2 to Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference).

10.20

Promissory Note, dated November 14, 2005 (filed as Exhibit 10.3 to Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference).

10.21

Security Agreement by and between the Company and Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP, dated November 14, 2005 (filed as Exhibit 10.4 to Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference).

31.1

CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2

CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1

CEO Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

32.2

CFO Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

(1)  Filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference.

(2)  Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, SEC File Number 333-126326, filed July 1, 2005 and incorporated herein by reference.

(3) Filed Herewith.

SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EGPI FIRECREEK, INC.

 /s/ Gregg Fryett

By:     Gregg Fryett

Title:  Chief Executive Officer

/s/ Dennis Alexander

By:     Dennis Alexander

Title:  Chief Financial Officer

Date:  November 18, 2005