Form 10KSB
period 2005-12-31
EGPI FIRECREEK, INC.
filed 2006-04-14
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

EGPI FIRECREEK, INC.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicated by a check mark whether the Registrant is a shell company (as defined in Rule 121-2 of the Act). Yes ☐    No ☒

The issuer’s revenues for its most recent fiscal year were -0-

The aggregate market value on March 16, 2005, of common shares held by non-affiliates was approximately $2,456,185 based on the average of the closing bid and asked prices of the registrant’s common shares on such date, as quoted by the National Quotation Bureau.

As of March 16, 2006, the issuer had 256,900,350 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

Transitional Small Business (Check One). Yes ☐    No ☒

EGPI FIRECREEK, INC.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to The Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

EGPI Firecreek, Inc. (the “Company” or “EGPI”) was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $.001. The Company’s principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

On August 25, 1999, the Company was acquired by Energy Producers Group, Inc., and its wholly owned subsidiary, Producers Supply, Inc. The purpose of the acquisition and reverse merger was to become an oil and gas company, and later diversify. The Company focused its business on oil and gas exploration and acquiring existing production with proven reserves.

On December 31, 2005 the board of directors of the Company authorized the disposal of the Company’s wholly owned subsidiary marine sales segment assets and operations International Yacht Sales Group, Ltd. located in Torquay Devon, United Kingdom.

Overview

Through the acquisition of Firecreek Petroleum, Inc., (“Firecreek”) the Company has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of internationally based oil and gas operations.

RECENT DEVELOPMENTS

In late March 2006 the Company and Firecreek Petroleum, Inc., (“Firecreek”) through our strategic alliance with the Sahara Group, Inc. (“Sahara Group”) confirmed receipt of two preliminary Memoranda of Understanding (MOUs) for extension of time regarding the potential acquisition of two proved producing oil fields in the Ukraine, known as the Sakhalinska, and the Bugrevatovskoye. The MOUs allow us a reasonable amount of time to continue negotiations, collect data on the fields, and perform due diligence so that we may attempt to secure terms for suitable debt, equity, or joint venture finance arrangements. For further information please see further discussion in “The Business”, listed under “Firecreek-Sahara Strategic Alliance, Project Agreement Status and Expenditures For Fiscal Year Ended December 31, 2005”, “In Ukraine”.

As of March 24, 2006: We have received in good order most certified reserve data pertaining to our Business Agreements in Russia from the Russian International Integration Oil and Gas Construction Syndicate, Minneftegazstroi, by the Russian Ministry of Natural Resources Department. We are seeking the balance of required originating log and interpretive data from Minneftegazstroi that is required by our third party engineering firm to furnish reserve reports under US guidelines, and in accordance with certain definitive agreements with Minneftegazstroi, and in financial requirements. As our policy in this matter, we currently are sending communications in an effort to bring a resolution to these requirements. Please see further discussion in “The Business”, listed under “Firecreek-Sahara Strategic Alliance, Project Agreement Status and Expenditures For Fiscal Year Ended December 31, 2005”, “In Russia”.

As of March 2006 our Ten Mile Draw project interests located in Sweetwater County Wyoming acquired in November 2005 for development and sales for natural gas is in progress. (see further discussion in “The Business”, “Description of Properties”, and elsewhere in this document). The Company further reports via its operator that well workover development overrun charges for wells 16-1 and 7-16 for our Ten Mile Draw project are estimated at $250,000, related to harsh winter environment causing schedule changes, equipment failures, and other associated area delays and conditions (see additional information on Ten Mile Draw project under “Firecreek’s Current Oil and Gas Operations, and elsewhere in this document”).

On November 22, 2005, greater than a majority of the Board of Directors of the Company approved a corporate restructuring and reorganization resulting in, among other things, certain changes to the executive offices and staff positions and the creation of certain committees (the “Reorganization”). The Reorganization became effective on November 30, 2005 and is intended to more effectively align the Company in anticipation of growth in its domestic and international oil production. As a result of the Reorganization, the position of Chief Executive Officer has been eliminated and the Registrant’s former Chief Executive Officer, Mr. Gregg Fryett, was suspended.

It is intended that the Reorganization will allow the executive management to focus more precisely on operations with less bureaucracy and stifling bottlenecks to more effectively deal with critical timelines. The Reorganization calls for the creation of specific related executive and finance committees, which will collectively streamline operations and allow pertinent business and finance matters to move through a more efficient and deliberative process for recommendation to the Board of Directors. Each committee will be comprised of a variety of specific talents with the expertise needed to effectively address certain oil and gas matters, as well as finance issues that require Board approval.

On December 20, 2005, after review, the Board of Directors and the Executive Management Committee voted to terminate Mr. Fryett’s executive position as CEO and all service provider ad hoc arrangements with the Company. Further as a result of the Reorganization on November 22, 2005, Charles Alliban was removed as Treasurer of the Company and Firecreek, and Peter Fryett was removed as Vice President and Assistant Secretary of the Company and Firecreek. At the time and prior to the disposal of the Company’s marine segment, Dennis R. Alexander, the Chief Financial Officer and Chairman of the Board, and/or any person designated or appointed by him, was appointed as director of the Company’s wholly-owned subsidiary, International Yacht Sales Group Ltd.

THE BUSINESS

Through the acquisition of Firecreek Petroleum, Inc., the Company has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of internationally based oil and gas operations.

In our Fiscal Year 2005 fourth quarter of operations we initiated a program to begin review of domestic oil and gas prospects and targets. As a result we acquired non operated oil and gas interests in the project titled Ten Mile Draw (“TMD”) located in Sweetwater County, Wyoming USA for development and production of natural gas (please see further information in this Section, under “Firecreek Current Oil and Gas Operations”, and additional information listed in Item 2, “Description of Property”).

In December 2005, we elected to dispose of our second line marine segment operations, International Yacht Sales Group, Ltd., (“IYSG”) acquired in late November and December 2003.

Our Fiscal Year 2006 plans are to focus on acquisition and development of oil and gas programs both domestically and overseas. We are working to build a project base both domestically and internationally for the Company. Although encountering numerous technical, political, and timing delays in 2005, we will continue our efforts this year to conclude project acquisitions for development in one or more overseas Central Asian and European Countries (please see information listed further in this Section “The Business”, and in “Business Risks”, “Management Discussion and Analysis”, and “Liquidity and Capital Resources” sections).

Firecreek Oil And Gas Segment

Through Firecreek, our goal is to become a independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas on a global basis. Our activities throughout 2005 have been: i) technically and politically focused on opportunities for the potential acquisition to enhance development of selected proved oil and gas projects located in Russia, and similar type viable projects in Romania and Kazakhstan and other countries within the same proximate geographical location; ii) evaluation in late 2005 for potential acquisition and development of domestic targets and prospects; and iii) concentrated in areas with known hydrocarbon resources, which are conducive for state of the art rehabilitation programs, for multi-well, ongoing drilling programs, and other specialized projects such as project management for design and implementation of systems for pipeline construction and operations.

Firecreek specializes in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Firecreek’s management individually has over 25 years of experience and has collectively been involved in oil and gas operations in 7 U.S. states and 13 countries.

In 2005, through our strategic alliance with the Sahara Group, we established project relationships that developed into certain definitive agreements for potential project acquisition and development in Russia and Kazakhstan. In addition, we entered into various protocol agreements and understandings for potential development of projects located in Ukraine. Independent of our strategic alliance with the Sahara Group, but with their full approval, support and assistance as required, Firecreek’s management incrementally progressed our 2005 efforts in Libya and to a lesser extent in Romania throughout each of the countries respective independent political processes and vigorous renewed developments in the oil and gas industry.

Our Firecreek units anticipates commencing its operations and be online and in production in Russia and Romania by mid 2006, however, as in the past, we may be subjected to numerous technical and political timing delays affecting our ability to fully meet financial lender, partner, or institutional criteria for the objective of making acquisitions.

We have yet to close on one or more of our planned acquisitions in Russia and Romania, or in other above noted countries overseas. Although progress has been made, there can be no assurance that we will be successful in our attempts to secure acquisition of one or more of our planned projects in various countries overseas, or if we do secure required additional finance, if any, to deploy one or more overseas projects that they will ultimately become profitable (please see further narrative in this Section “The Business” listed under “Strategic Alliance with Sahara Group”, and “Firecreek’s Future Planned Oil and Gas Operations” “Business Risks” and other related Sub Headings).

Firecreek’s Current Oil and Gas Operations

Ten Mile Draw Project, Sweetwater County, Wyoming

Effective November 15, 2005, Firecreek, purchased a 50% undivided non operated interest in certain leases, wells, equipment, mineral interests including oil and gas reserves, and other rights, (the “Assets”) located in Sweetwater County, Wyoming from Newport Oil Corporation (“Newport”), under the prospect named “Ten Mile Draw” (“TMD”). An Operating Agreement was entered into at the time of the purchase, whereas Newport became operator for Firecreek’s non operated 50% interests, and Newport’s operated 50% interests. The Operating Agreement also provides for our mutual understandings pertaining to the exploration and development of two tracts of land, and additional rights and options further established therein. In accordance with the terms of the Purchase and Operating Agreements, Newport initiated its Phase 1 work program in November and December 2005 to re complete the first two gas wells, and to restore their production to bring on line to the area pipeline system for sales of natural gas. As a result of these efforts natural gas production has commenced as of approximately mid March 2006. Also, under various rights established with Newport, we are in planning stages, contemplating new well drilling development and an additional workover program, for spring and summer 2006 (also see “Future Development Contemplated, Ten Mile Draw Project”, and section on “Description of Properties”).

Purchase And Work Program Costs Associated With Our Acquired Interests

The Company invested approximately $1.1 million on November 14, 2005 toward purchase of its interests and initial Phase 1 development in the Ten Mile Draw project. Of the $1.1 million $475,000 was paid for the assets, and $614,130 was paid for workover costs and equipment as our share pursuant to the initial Authorization For Expenditure (“AFE”) estimate for workover for the first two wells at the time of closing pursuant to the terms of the Purchase and Operating Agreements with Newport. Newport also contributed the sum of $614,129.50 at the time of closing (total of $1,228,259) for its share of the initial Authorization For Expenditure estimate.

Funding for the Company’s interests purchased were obtained from its Equity Line providers, Dutchess Private Equities Funds, through Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) in the form of a Promissory Note, and further secured by our interests held in TMD, and from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess.

Various Terms and Rights Under The Operating Agreement

Under the Operating Agreement, Newport is the operator of the Ten Mile Draw Project and Firecreek is the non-operator. The Operating Agreement provides for the duties and obligations of the operator and the obligations of Firecreek as the non-operator with respect to the funding of certain workover expenses and drilling operations in planning stages. The Operating Agreement provides that unless changed by other provisions therein, costs and liabilities incurred in operations are borne and paid by the parties, and equipment and materials acquired in operations are owned, according to their interests identified as 50% for Firecreek and 50% for Newport. There are workover obligations related to three existing wells of which two of the three wells were in process of work program for re-completion in 2005 and are expected to be or have been brought online respectively in first quarter 2006 having encountered scheduling and equipment delays due to severe weather conditions. With respect to the third workover well identified, we are not obligated to contribute to workover costs for that well until mutually agreed by separate agreement which will be under the same 50/50 structure as the first two workover wells. The Operating Agreement further contemplates drilling new wells and development program related to our acquired interests on land and according to various rights and options therein available at our election, subject to terms of the Operating Agreement, to be undertaken also on a third for quarter basis. Additionally the Operating Agreement calls for Newport to operate the leases, equipment, wells and reserve interests for the Company through Firecreek on a month-to-month accounting basis. Newport is experienced in the area with staff available for oversight and monitoring of the Company’s interests. Newport utilizes a pumper operator located in and familiar with that area. Newport shall administrate monthly activities including the Company’s expected gas production income when available, issuing monthly management reports, lease operating and interest owner expense and income payments, and compiling same for delivery to our accounting offices.

Competition

The oil and gas industry is highly competitive. As a new independent producer entering the oil and gas business, the Company will not initially own and may never own any refining or retail outlets and may have little control over the price it will receive for planned crude oil production. Higher costs, fees and taxes assessed at the producer level may become prevalent and will not necessarily be able to be passed on to the Company’s customers. Although management has established relationships in its proposed acquisition activities, significant competition by individual producers and operators or major oil companies exist. Integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Many of these competitors have greater financial resources than the Company has now or will have in the near future.

Sales and Marketability

There were no sales attributable to oil and gas production or delivery commitments during Fiscal Year Ended 2005. A Gas Purchase Agreement was entered into November 11, 2005, by Emerald Operating Company (“Emerald”) as “Producer”, and Western Gas Resources, Inc. (“Western”). Effective January 1, 2006, Newport, the Company’s Operator for its interests in the TMD Project and Western, signed a Ratification Agreement, adopting the Gas Purchase Agreement as the agreement between them covering gas purchases, pursuant to which Newport became the “Producer”. The Gas Purchase

Agreement has a term of three years, continuing thereafter until either party gives written notice of termination at least thirty days prior to the expiration of the primary term or any extension of the primary term. Payments relative to the Company’s receipt thereof from Newport based on Gas received to the pipeline are estimated to be a standard 45-60 days following monthly settlement and calculation by Western. The BTU content of our gas produced in the TMD workover wells tested above standard. Through Newport we are entitled to receive bonus payment adjustment increase for sales of gas, less gathering fees, as applicable, in accordance with the then terms and calculations of the Gas Purchase Agreement with Western. The Company believes it has no commitment that obligates us to produce any set amount of natural gas (see also “Description of properties”).

The Company is pursuing potential new development for its present interests and additional acquisition targets and prospects for oil and natural gas production and in some of the areas there are gas gathering systems and pipelines available. Prior to the Company’s disposal on December 24, 2003 of interests owned in proved developed producing oil properties located in Olney Young County, Texas, sale of crude oil had not posed a problem. Crude oil can be easily sold, wherever it is produced, in the states where the operations may be located, subject to transportation costs, and in foreign countries similarly according to location and access. In foreign countries such as Russia where the Company is pursuing potential acquisitions, crude oil sales may be or is limited by export rules respectively. Crude oil when produced generally includes transportation by one or more methods including truck, rail or pipeline.

Future Development Contemplated, Ten Mile Draw Project

Projects have been identified for contemplated drilling and development, including one additional workover well (the third of three wells discussed above) to be restored to production subject to agreement of the Company and Newport, for our TMD project, Sweetwater County, Wyoming. One of the opportunities of interest is a potential drilling program for 5 wells in the Almond Sand and the Lewis Sand formations at depths to approximately 4,500 feet. Presently, the Company holds interests and rights in areas being considered for the drilling program. The properties and interests are located in our core area operated by Newport Oil Corporation, which can provide or sub contract the services for the drilling and development programs. Newport has worked several years in the region and is directly associated with the oil and gas business. The costs indicated for such an initial 5-well drilling program are recently estimated to run approximately $800,000 per well, including rig, equipment, crewing, permits, title, and legal. For the one workover well estimates indicate $350,000 on a 50% working interest basis would be necessary for costs to restore the well to enhanced production utilizing specialized fracing procedures. Upon a successful effort for a first drilling program, and completion of the third workover well, a multiple 5-10 well drilling program could be considered in this area for ongoing stages of additional development by right of first refusal held by the Company through Firecreek’s Purchase and Operating Agreements with Newport, and subject to such terms and provisions of and contained in those Agreements. Well data and older reserve analysis indicates that the Almond Sand and Lewis Sand formations have historically produced long life reserves with revenues potentially for 20 to 30 years.

Regulations, Wyoming

Any oil undertaking within the State of Wyoming requires obtaining the necessary permits and approvals from the Wyoming Oil and Gas Conservation Commission (“WOGCC”). Once a lease is obtained, an operator’s agreement must be on file with the WOGCC. In addition, federal regulations including those governed by the Environmental Protection Agency must be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operator Newport has obtained all necessary permits to operate the two workover wells associated with the Company’s interests in TMD project held by Firecreek.

Entry And Eventual Stability In The Oil And Gas Business Will Be Dependent Largely On Our Ability To Acquire Significant Financing Amounts

The Company’s entry and eventual stability in the oil and gas business will be dependent largely on our ability to continuously acquire significant financing amounts, which may be necessary with and or in addition to its present equity line arrangements, and other potential financing providers, to carry out and implement its plans (see “Management Discussion and Analysis”, “Business Risks”, and “Liquidity and Capital Resources” sections).

The Company and its Firecreek unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, and other productive regions and areas in the U.S. as well as overseas.

Successful negotiations for acquisitions, confidentiality, timing and the Company’s financial capabilities will continue to play a significant role in any success of both current and future operations for the Company activities, including existing subsidiary operations, and or any future planned subsidiary or special purpose entity (SPE) operations which in the future may exist.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

Firecreek’s Overseas Project Activity Development in Central Asian and European Countries

Strategic Alliance with Sahara Group

Overview

On August 4, 2004, Firecreek entered into a protocol and strategic alliance with DAC, Inc. (“DAC”), a Pennsylvania corporation, and InterOilGas, (“IOG”), a Luxembourg corporation. As of December 31, 2004 and throughout 2005 The Sahara Group, Inc. (“Sahara”) alliance was domiciled in Delaware, USA. Plans for relocation of its situs to Vienna or to another location are being reviewed.

The operations of Sahara are conducted from Firecreek regional offices located in Istanbul, Turkey. Under the protocol which formed Sahara, IOG is responsible for the identification and structuring of opportunities in Eastern Europe, Russia, Turkey and other North Africa venues. IOG and DAC are responsible for political and governmental coordination between the consortium and senior government officials regarding potential projects at various stages and statuses development predominately in Russia, Turkey, Ukraine, with assistance and support for Firecreek’s independent efforts made in Libya in 2004. In 2005 additional development activities progressed through the Strategic Alliance with Sahara in Russia, Turkey, Kazakhstan, and Ukraine.

In Moscow on December 7, 2004 Sahara and Firecreek, the operating partner, signed a General Agreement on Strategic Partnership on Joint Activity with Russia’s International Integration Oil and Gas Construction Syndicate known as Minneftegazstroi (for additional historical information please see information in “The Business” under sub heading “Strategic Alliance with Sahara Group” in Form 10-KSB filed April 12, 2005, and in our current Report, as amended, on Form 8K/A, Amendment No. 3, filed on July 5, 2005 and is incorporated herein by reference).

Firecreek-Sahara Progress In 2005

In June and July 2005 as a result of various meetings by our overseas negotiation and technical teams, we entered into the following material definitive agreements: Agreement Regarding Future Operations (“RFO Agreement”), Between The Sahara Group, Inc. and Firecreek Petroleum, Inc.; Addition One To The General Agreement On Strategic Partnership And Joint Activity, (Russia); Addition Two to The General Agreement On Strategic Partnership And Joint Activity, (Russia); Agreement For Projects, (Russia); Agreement Regarding Seaport, (Russia); Agreement For Purchase And Sale Of 51% Of Stock Of Transnafta Center, (Kazakhstan). Information on these Agreements and Exhibits can be found in our current Report, as amended, on Form 8K/A Amendment No. 3, filed on July 5, 2005 and incorporated herein by reference.

In August 2005 the Company, Firecreek, and Sahara entered into a Field Development and Operating Agreement with NaftoGaz Ukraine, the National Oil and Gas Company of Ukraine, regarding the development and operation of oil and gas fields in Ukraine (see additional information in our current Report on Form 8-K filed on September 1, 2005 and is incorporated herein by reference).

In a September 30, 2005 press release we reported: i) Firecreek’s negotiating and technical team was scheduled to return to Almaty Kazakhstan to review the final reports from overseas legal counsel and accountants as a prelude to the final negotiations for the acquisition of Kamenkovsky exploration license, and an additional Proved Undeveloped oil, gas and gas condensate field known as Kamenskoye; and ii) that the Ukraine Institute for Oil and Gas was continuing to collect and review production and technical data covering 7 fields offered by NaftoGaz to Firecreek for its proposed rehabilitation program and that Firecreek’s technical team spent a week in Kiev working with NaftoGaz’s technical experts focused on one specific field identified for early rehabilitation (see “In Libya” for additional information).

On October 27, 2005 the Company, Firecreek and Sahara agreed to a Memorandum of Understanding with the operator of the Bugrevatovskoye field, UKRNAFTA, a subsidiary of NaftoGaz Ukraine, the National Oil and Gas Company of Ukraine (see additional information in our Current Report on Form 8-K filed October 27, 2005).

In a December 6, 2005 press release updating our prior activities reported in the September 30, 2005 press release, that i) in negotiation’s overseas, Firecreek and its Strategic Partner Sahara signed a memorandum of understanding on November 11, 2005 with an oil producing enterprise in Kazakhstan to jointly undertake final technical due diligence for review for proposed acquisition and development of a license with probable reserves known as Kamenskoye which spans approximately 100,000 acres and is adjacent to the 1.7 million acre Kamenkovsky exploration block, ii) that Firecreek was continuing to work on the clarification of certain legal issues affecting the status of the Kamenkovsky exploration license anticipating to resolve remaining issues in early 2006, and iii) to update its October 27, 2005 press release regarding its MOU with the operator of the Bugrevatovskoye field, UKRNAFTA, and Firecreek was scheduling its technical team to meet with UKRNAFTA representatives in Kiev, Ukraine to begin discussions on 2006 budgets, work programs and a formal operating agreement. In March, the Company and its wholly owned subsidiary, Firecreek Petroleum, Inc. are working with special advisors and consultants regarding structuring for potential future financing contemplated in connection with the Kamenskoye and Kamenkovsky Exploration & Production Projects/Licenses in Western Kazakhstan. As of April 7, 2006, the Sahara Groups Chairman is in Kazakhstan, in discussions regarding status of the two licenses. The Company will report such outcome of the meeting as applicable, when appropriate.

Firecreek-Sahara Strategic Alliance, Project Agreement Status and Expenditures For Fiscal Year Ended December 31, 2005

Investment In Sahara

During Fiscal Year 2005, the Company invested additional funds on behalf of our Firecreek unit’s various initial infrastructure and activities for acquisition of potential oil and gas programs planned for its Central Asian and European Countries via its Strategic Alliance with Sahara. The Company expended approximately USD $235,632 in Fiscal Year 2005 for Sahara’s general and administration expenses for its Istanbul office and related office expenses, consulting, professional fees, telephone, and travel. This amount does not include restricted share issuance to certain Sahara consultants. The Company advanced an additional USD $1,566,101, the aggregate of country expenditure totals, for i) costs related to due diligence, engineering fees, legal, accounting and travel into efforts made, and further broken down to each of the certain countries listed below at the end of each status summary, and ii) as a platform for its potential future growth overseas (see also Note 18, “Segment Information” in the “Notes to the Consolidated Financial Statements”). At December 31, 2005, the Company having achieved a basic ramp up for its various overseas activities is now working in the first quarter 2006 to level and contain its start up expense to a minimum in 2006, and maintain the strategic relationship with Sahara. Toward this goal, on March 17, 2006 the Company, Firecreek, and The Sahara Group, Dr. Rusbek Bisultanov entered into an Business Relationship Agreement Letter. The letter formally discusses programs and activities going forward between the entities regarding current business developments of the Strategic Alliance created in 2004. It also sets focus on key projects established, and provides for reduction of expenses and other terms, until all parties agree to modify such terms. For further information please see Exhibit 10.30 furnished with this Report. We will attempt to conclude acquisition of one or more established projects. We may or may not be successful in these attempts (see “Business Risks”).

In Russia

In the first half of 2005, the Firecreek and Sahara review team made several negotiation and technical trips to Moscow which resulted in successful collection of geological, geophysical, drilling, completion, engineering, production, pipeline/trucking/railway transportation data, and for all selected fields (see Agreements and Exhibits in our current Report, as amended, on Form 8K/A Amendment No. 3, filed on July 5, 2005 and incorporated herein by reference). Substantial data was collected in June and July 2005 and thereafter delivered to our third party engineering firm. The reserve data was certified by the Russian International Integration Oil and Gas Construction Syndicate, Minneftegazstroi, by the Russian Ministry of Natural Resources department. The reserve data was confirmed to be substantially accurate in a preliminary review by our independent third party engineering firm, but was awaiting final delivery of originating log data required by US regulations in effect, and thus to properly complete Reserve Reports as required by the Company, and its then financial partners and investors. In late September 2005 our engineering firm’s Moscow office advised us that additional material was delivered by Minneftegazstroi covering the Phase I Fields and had indicated at that time they would continue to gather the material from the various archives in each of the two Russian states and expressed its intent to complete the data collection and transfer to our engineering firm within 30 to 45 days from September 2005. They advised that the data on the older wells in and around the subject Phase I Fields had been retired to inactive archives which had slowed down the process, and that Phase II Field data would be easier to collect as it is active but still pending resolution of internal reorganization brought about by a proposed merger. Minneftegazstroi advised Firecreek, through Sahara, that the internal reorganization should be complete and resolved within 60 to 90 days from late September 2005 after which time negotiations may resume for the transfer of the Phase II Fields to the Firecreek program in conjunction with Minneftegazstroi. We have not yet received the required balance of data. Firecreek-Sahara management continue to send correspondences to resolve the differences. We have not received notification of a termination. Payments for expenditures made during 2005 related to various Firecreek-Sahara activities in Russia was approximately USD $498,807 including professional services, office expense, technical and data fees, legal, accounting, and travel.

Environmental Regulation: The government of the Russian Federations, Ministry of Natural Resources, and Other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability.

The law of the Russian Federation on subsoil requires that all users of subsoil ensure safety of works related to the use of subsoil and comply with existing rules and standards of environment protection. Failure to comply with such rules and standards may result in termination or withdrawal of a license.

Taxation: The Russian tax system currently is undergoing a major reorganization. New tax laws including those setting forth rules for application of the value-added tax, profit tax, and tax on the production of minerals were enacted within the last three to four years. The cost of legal and accounting advice to keep up with changes in the Russian tax laws may be significant and penalties for violations, even inadvertent ones, may be significant.

In Kazakhstan

The Company’s efforts via Firecreek and Sahara in Kazakhstan represented additional substantial in-country negotiation and technical team efforts in Fiscal 2005, especially considering a Company of our size and resources available to it. In addition to our previous project activities discussed, the Company, Firecreek and Sahara are developing a strategic plan towards securing additional time to continue our work on the legal complexities for potential acquisition and development for the Kamenkovsky exploration license, and second license known as the Kamenskoye which contains Proved Reserves. In 2006, we are aligning with various industry consultants, legal advisors, and accountants to find and apply the best methodology to develop an acceptable marketable acquisition approach for the two programs. We will continue to report developments and progress, as appropriate. Payments for expenditures made during 2005 related to various Firecreek-Sahara activities in Kazakhstan were approximately USD $804,101 including professional services, office expense, technical and data fees, legal, accounting, and travel.

Environmental Regulation: Kazakhstan’s environmental legislation is comprised of national laws and regulations as well as international treaties. The base environmental law is the Law On Environmental Protection enacted in 1997, which has been changed numerous times. These laws establish basic environmental protection principles and requirements, rights and obligations of subsoil users; the scope of responsibilities of government bodies; environmental pollution quotas and limits; and obligatory payments for the use of natural resources and environmental pollution. These laws regulate waste disposal and define the concept of environmental regulation, environmental and natural resource monitoring, and environmental protection standards. In addition, oil and gas operations are subject to regulation by special legal acts. The basic legislation governing oil and gas operations, the Law On Oil and the Law On Subsoil, contains environmental protection provisions. Special environmental protection norms applicable to the oil and gas industry are established in the National Oil Spill Prevention and Response Plan at Sea and in Kazakhstan’s Inland Water, the Conceptual Program for Building up Kazakhstan’s Gas Industry to 2015, and the National Petrochemical Industry Development Program for 2004 to 2010. Other oil governing legislation containing environmental requirements is fairly large and exists mainly in the form of Kazakhstan’s government decrees or in ministry instructions.

Preemptive Purchase Right: As of December 2004, by virtue of the Law On Subsoil, the government is granted the preemptive right to buy the subsoil use right (or a portion thereof), and/or participating interest (block of shares) in a legal entity once such right or interest is offered for sale on no less beneficial terms than those offered by other buyers. This right is also applicable to contracts executed prior to the enactment of the provision. At the time of enactment of the law, there was no binding procedure established for entities selling the subsoil right and/or stakes in subsoil. No government body has been designated to have the power to make decisions regarding enforcement of the preemptive right. On July 29, 2005, the government issued a decree which somewhat clarified the situation but stopped short of establishing a detailed procedure for implementing such deals. As of this time, legislation has established no additional regulations governing this matter.

Taxation of Oil Operations: Subsurface users are subject to taxation of mineral resources based on two models. The first provides for payment of taxes and other mandatory payments established by the Kazakhstan Tax Code, with the exception of the Republic of the government’s share under the production sharing arrangement. The second model provides for payment of the government’s share under a production sharing arrangement, as well as payment of all taxes and other mandatory payments established by the Tax Code, with the exception of rent tax on exported crude oil, gas condensate; royalty; the excise tax on crude oil and gas condensate; the excess profits tax; the land tax; and the property tax. The tax on excess profit can be as much as 60%. The government’s share under production sharing is set in the production sharing contract. Royalty is from 2% to 6%. A signing bonus, set as a result of a competition of investment programs for obtaining subsurface usage rights, is set in the production sharing contract taking into account the economic value of the deposits. A commercial discovery bonus may also be applicable in contracts permitting discoveries. The base rate of Kazakhstan’s corporate income tax is 30% for residents. Non-residents’ income generated from sources in Kazakhstan are taxed at the base rates of 15% (dividends) and 20% in most other cases. In addition, the net profit generated by a non-resident legal entity operating in Kazakhstan through a permanent representation is subject to a 15% tax.

In Ukraine

The Company’s efforts via Firecreek and Sahara in Kazakhstan represented additional considerable in-country negotiation and technical team efforts in Fiscal 2005 again considering a Company of our size and resources available to it. In addition to our previous project activities discussed for Ukraine, the Company, Firecreek and Sahara has recently secured additional time to continue our work on potential acquisition and development for the Bugrevatovskoye field, UKRNAFTA, and also received additional time for a recently negotiated project under MOU with Sahara known as the Sakhalinska Proved Undeveloped oil, gas and gas condensate field in Ukraine. The Sakhalinska acquisition opportunity is independent of our prior negotiation regarding Field Development and Operating Agreement with NaftoGaz Ukraine, the National Oil and Gas Company of Ukraine. We are now aligning with various industry consultants, legal advisors, and accountants to find and apply the best methodology to develop an acceptable marketable acquisition approach for these two programs in Ukraine. We will continue to report developments and progress, as appropriate. In so far as our efforts in Ukraine, we have limited our scope and efforts to these two listed fields for 2006. Payments for expenditures made during 2005 related to various Firecreek-Sahara activities in Ukraine was approximately USD $52,203 including professional services, office expense, data fees, and travel. See also information listed under “Recent Developments”.

In Turkey

Turkish Pipeline Project, Background: Currently there are over 8,500 oil tankers transiting the Bosphorus Strait from the Black Sea into the Mediterranean. The Turkish government, supported by the environmental group Greenpeace, considers the potential for tanker accidents to be significant and unacceptable. It is estimated that the oil coming out of Russia and other venues by the end of 2008 will exceed 14,000 tankers per year. This significant increase has created an urgent priority on the part of the Turkish government to create a modern state-of-the-art pipeline system from the Black Sea to the Aegean Sea via a route west of the Bosphorus. A Letter of Intent has been entered into between the Minister of Energy and Sahara covering the construction of a proposed new pipeline system. Firecreek is the operations partner for Sahara and will be the project manager. Sahara continues to interact with the Turkish government concerning fundamental points of consideration regarding the route and composition of the proposed pipeline from the Black Sea to the Aegean Sea. The Turkish government has elected to review the overall project and consult with other participating oil producing countries of the Black Sea before proceeding with the project. No date has been set for the resumption of discussions. Plans for such resumption will be based in part upon our internal and external financial readiness to enter next stage formal discussions to proceed including feasibility analysis of this project. Certain expenditures in Turkey related to various Firecreek-Sahara activities was approximately $72,640, including professional services, and travel.

Competition

We compete in a highly competitive industry. We will encounter intense competition in all of our operations, including property acquisition, and equipment and labor required to operate and to develop properties. The Company, Firecreek, and our Strategic Alliance with Sahara competes with other major oil companies, independent oil companies, and individual producers and operators. Many competitors have financial and other resources substantially greater than ours.

Firecreek’s Future Planned Oil and Gas Operations

Status of Firecreek’s Overseas Project Activity, and Expenditures

Firecreek’s opportunities listed below are considered independent of its Strategic Alliance with Sahara, and do not conflict or compete with other opportunities existing in countries being developed by The Sahara Group.

During Fiscal Year 2005 the Company has expended additional funds on behalf of our Firecreek unit’s various initial infrastructure and activities for acquisition of potential oil and gas programs planned for Romania and Libya. The Company expended approximately USD $138,350 in Fiscal Year 2005, in the aggregate, for office expenses, consulting, professional fees, telephone, and travel related to its efforts made in Romania and Libya. Costs are further broken down to each of the two countries listed at the end of each status summary. At December 31, 2005, the Company having achieved a basic ramp up for its various overseas activities is now working in the first quarter 2006 to level and contain its start up expense to a minimum in 2006. To help reduce overhead until the Company develops potential cash flows, and or secure one or more additional project financings, we have taken steps in early March 2006 which include reduction of employees for the Firecreek unit to occasional part time work on a consulting basis, from one or more individuals, as needed. The Company may take further steps to downsize its leasing requirements for office space in Ft. Worth, Texas. Further Firecreek maintains a strategic relationship with overseas consultants in Romania, and political advisors in Libya. The Company has established relationships and interest for project financings which could be provided for both of these countries but is based on obtaining proper complete due diligence, agreements, and reasonable time for transactional review and closing processes. The Company must be able to provide capital infusion for all preparatory work for project financing requirements. The Company, for its size and available resources, has made sizable investments to date in an effort to position itself for opportunities, but continuous delays and timing have created additional expenditures. As a result, our efforts in Romania, and from time to time in other countries, have fallen behind due available capital shortages to pay key consultants and other service providers. Although relationships still remain strong, we must address these budgetary requirements to proceed. Financial outlays, as and when available, will be directed toward working on the most probable efforts. There have been many changes, and delays both in Romania and Libya to varying degrees over the past two years which has affected our economic plans. We will attempt to conclude acquisition of one or more established projects and in addition to our oil and gas project efforts initiated in Wyoming, and the Sahara activities prior discussed herein. We may or may not be successful in these attempts. The Company believes the Firecreek overseas platform created over the past two years of efforts has provided progress and substantive opportunities available for the potential growth for the Company, and subject to all of the tremendous inherent risks associated with these undertakings (see “Business Risks”).

In Romania

Firecreek through its subsidiary operations Firecreek Romania, SRL is currently discussing the possibility of acquiring oil fields from OMV-PETROM and the National Agency for Mineral Resources (NAMR) for rehabilitation and development. Talks were postponed for the holidays and evaluation of additional new fields. In 2005 Firecreek attempted to acquire a Romanian company that reportedly had significant probable reserves. During the in-depth due diligence several discrepancies’ and title problems were discovered. This production acquisition project was terminated. Additionally, Firecreek has a proposal to become the strategic partner of OMV/PETROM in the rehabilitation and management of a yet undetermined number of fields. Many of these fields are in decline or in need of significant rehabilitation through technology, reservoir management and capital infusion. Firecreek has additionally entered into a consultancy agreement with S.C. RCI Group de Consultanta SRL in Bucharest, Romania. They have brought to the table several opportunities in Romania and Kazakhstan that can be acquired under favorable terms. Currently under the agreement, they are preparing to conduct a detailed geologic and engineering assessment of several oilfields in Kazakhstan. There are other fields designated for similar engineering and geological review that are in various stages of production and development. In addition to the fields in Romania, RCI is conducting for Firecreek a detailed evaluation on 5 fields in Kazakhstan that are currently in production but require substantial rehabilitation and development. Upon completion of the evaluation by RCI, Firecreek will select those fields of interest and send the detailed geological and engineering reports to Ryder Scott Consultants or other acceptable engineering firm for review and confirmation prior to project funding. The RCI opportunities do not conflict or compete with other opportunities in Kazakhstan being developed by The Sahara Group. Payments for expenditures made during 2005 related to various Firecreek unit activities in Romania was approximately USD $106,330 including professional services, related office expense, data fees, and travel.

In Libya

Several years ago Firecreek started working with a Canadian company called Gamma Oil and Gas who had a representative office in Libya. After three trips and in-depth discussions with the Libyan National Oil Company (NOC), Firecreek tendered a Memorandum of Understanding in April, 2004 (MOU) covering the Antelat Field to the southeast of the town of Benghazi. Proved Undeveloped Reserves reported by Libyan engineering officials are significant. The most encouraging aspect of this is the reservoir matrix being a limestone or dolomite matrix, which lends to horizontal development. It is our intention to participate. In addition to the Antelat Field two other fields have been identified for inclusion into the program. Those additional fields being the Al Haram and Um Al Faroom fields. These additional fields were acceptable to the NOC. Firecreek President John R. Taylor and Executive Vice President William E. Merritt met with Dr. Albadre, Chairman of the NOC in November, 2004. It was agreed at that meeting that the Firecreek technical team augmented by technical representatives of Ryder Scott would be invited to Libya in the first quarter of 2006 to review the field and well data as a part of a comprehensive evaluation of the three fields. It was agreed that a formal rehabilitation program for the three fields would be submitted for NOC review and approval leading up to a formal Production Sharing Agreement. Firecreek is awaiting the formal invitation from the National Oil Company of Libya regarding date of the visit. It had been scheduled for March 21, 2006 but was postponed due to the recent change in NOC Chairman. We believe that all of our activities in Libya to date are within U.S. State Department Guidelines for conduct. Payments for expenditures made during 2005 related to various Firecreek unit activities in Libya was approximately USD $32,020 including professional services, related office expense, and travel.

Disposal of Marine Segment Operations, 2005

On December 31, 2005, the a majority of the Board of Directors elected to dispose of International Yacht Sales Group, Ltd. of Great Britain (“IYSG”), which was acquired in November and December 2003. This action resulted primarily from decrease of sales or no sales for  the units activities in 2004 and 2005. The expected completion date for a formal disposal plan is initially set to be accomplished within a four to six month period, and may be extended if additional time is necessary.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred net losses in fiscal 2005 of $10,867,777 and net losses in fiscal 2004 of $6,978,881. As of December 31, 2005, we had a working capital deficit of $3,357,901. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2006 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $10,867,777 in fiscal 2005 and $6,978,881 in fiscal year 2004.

Our Level Of Indebtedness May Affect Our Business.

Our level of indebtedness could have important consequences for our operations, including:

•

We may need to use a large portion of our cash flow to repay principal and pay interest on our debt, which will reduce the amount of funds available to finance our operations and other business activities;

•	Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

•	Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy.

We expect to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow from operations. Our ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate. We cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, and borrow more money or issue additional equity.

We have a limited amount of cash and are likely to require additional capital to continue our operations.

We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan. Although we raised gross proceeds of up to $4.0 million in May 2005 through the sale of callable secured convertible notes and three year common stock purchase warrants to Tirion, these funds were sufficient to sustain our operations for only 6 months. The Dutchess equity line adds additional working capital to the extent of the Put Amounts which will sustain our operations for an extended period of time; however, certain draw down restrictions pertaining to the Puts apply which could shorten this period of time. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

Production Risks

All of the Company’s current and proposed oil and gas activities would be subject to the risks normally incident to the exploration for, and development and production of, natural gas and crude oil. These include, but are not limited to, blowouts, cratering and fires, each of which could result in damage to life and property. In accordance with customary industry practices, the Company plans to maintain future insurance for its proposed operations against some, but not all, of the risks. Losses and liabilities arising from such events could reduce revenues and increase costs to the Company to the extent not covered by insurance.

Risks And Uncertainties Can Impact Our Growth

There are several risks and uncertainties, including those relating to the Company’s ability to raise money and grow its business and potential difficulties in integrating new acquisitions for the oil and gas sector of operations, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company’s limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

The Company’s future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

Governmental Regulation

Effect of Probable Governmental Regulation on the Business Domestically and in Foreign Countries

As we expand our efforts to develop our business, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

Our oil and gas business and services may become established in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

The Company and its current and future operations are subject to federal, state and local laws, and regulations and ordinances relating to the production and sale of oil and gas. Some of the laws that the Company is subject to include the Clean Air Act, the Clean Water Act, and the Endangered Species Act. Other laws and regulations include laws governing allowable rates of production, well spacing, air emissions, water discharges, marketing, pricing, taxes, and use restrictions and other laws relating to the petroleum industry. For example, coal bed methane wells are being highly regulated for disposing of produced fresh water on the surface. The EPA is requiring that the fresh water meet more stringent standards than before, and can require the water be injected underground making drilling these wells potentially uneconomical. As another example, Governmental regulation may delay drilling in areas that have endangered species. Therefore, if the Company were to undertake a drilling program in such an area by a proposed development project in the future, no assurance could be given that such delays would not become more expensive. Regulations may have a negative financial impact on us depending on the compliance costs.

Any failure to obtain, or delays in obtaining regulatory approvals by the Company or its operators, could delay or adversely affect the Company’s ability to generate revenues. These laws and regulations could impose substantial liabilities for the Company if it fails to comply. Further, there can be no assurance that the Company through its contract operators will be able to obtain necessary regulatory approvals for any of its future activities including those which may be proposed for the further development of oil and gas. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations, which could adversely affect the business of the Company.

Environmental regulations and taxes imposed by state governments in a jurisdiction wherein oil and gas properties are located impose a burden on the cost of production. Of the gross production revenues, severance and ad valorem taxes in Wyoming for oil and gas amount to approximately 12%.

Environmental requirements do have a substantial impact upon the energy industry. Generally, these requirements do not appear to affect the proposed Company operations any differently, or to any greater or lesser extent, than other companies in the domestic industry as a whole. The Company will establish policies and procedures for compliance with environmental laws and regulations affecting its proposed operations. The Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s operations or financial condition. There can be no assurances, however, that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

At this time no regulatory or additional regulatory approvals are necessary and, to the best knowledge of the officers, we have complied with all laws, rules and regulations.

Cost And Effects Of Compliance With Environmental Laws

Our business will be subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control with respect to its current and future oil and gas operations. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

Risk Factors Affecting Our Future Results Of Operations For The Company

Due to the Company’s limited operating history, it is difficult to predict accurately future revenues. This may result in one or more future quarters where the Company’s financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are outside the Company’s control. Material factors expected to impact the Company’s operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development. The past performance of the Company cannot be used to predict the future performance.

Lack Of Experience

Almost all of the management team joined the Company in 1999, 2003, and recently in 2004, and 2005, and certain of our management only devote a small percentage of their time to Company business. This lack of specific training, and experience for integration of the oil and gas sector coupled with working in the regulatory environment and less than full time effort in certain cases will probably cause management to miss opportunities that more experienced managers would recognize and take advantage of. Management’s decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

Oil And Gas Prices Fluctuate Widely, And Low Prices For An Extended Period Of Time Are Likely To Have A Material Adverse Impact On Our Business

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of oil and natural gas.

•	The level of consumer product demand.

•	Weather conditions.

•	Political conditions in oil producing regions, including the Middle East.

•	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls.

•	The price of foreign imports.

•	Actions of governmental authorities.

•	Domestic and foreign governmental regulations.

•	The price, availability and acceptance of alternative fuels.

•	Overall economic conditions.

These factors make it impossible to predict with any certainty the future prices of oil and gas.

Drilling natural gas and oil wells is a high-risk activity.

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions, pressure or irregularities in formations

•	equipment failures or accidents

•	adverse weather conditions

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

•	the results of exploration efforts and the acquisition, review and analysis of the seismic data

•	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects

•	the approval of the prospects by other participants after additional data has been compiled

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews

•	our financial resources and results; and

•	the availability of leases and permits on reasonable terms for the prospects.

These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive natural gas or oil.

Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and crude oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves.

Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable.

In general, the production rate of natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas and oil production and lower revenues and cash flow from operations. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We may not be able to replace reserves through our exploration, development and exploitation activities or by acquiring properties at acceptable costs. Low natural gas and oil prices may further limit the kinds of reserves that we can develop economically. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.

Exploration, development and exploitation activities involve numerous risks that may result in dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to fully produce discovered reserves. We are continually identifying and evaluating opportunities to acquire natural gas and oil properties. We may not be able to successfully consummate any acquisition, to acquire producing natural gas and oil properties that contain economically recoverable reserves, or to integrate the properties into our operations profitably.

Seasonality

Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

Regulation of Oil and Natural Gas Exploration and Production

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field, and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. We do not believe, however, we are affected differently by these regulations than others in the industry.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

Requirement For Additional Capital

The Company believes that additional debt or equity financing will be necessary to develop its planned activities through the next twelve to twenty four months. However, no assurance can be given that all or a significant portion of any debt or equity financing will be arranged, consummated, and sold or that any changes in the Company’s operations and expansion plans would not consume available resources more rapidly than anticipated. The Company will need substantial funding to support the long-term expansion, development, and marketing of its business and subsidiary operations.

To the extent that the Company’s capital resources, including the proceeds of any offering, are insufficient to meet current or planned requirements, the Company will continue to seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no effective or approved current arrangement with respect to such additional financing that is either secured or finalized at this time. Even though the Company has existing prospects for general or project financing, the outcome may change, be delayed, or may not be conclusive, therefore financing is not assured or guaranteed. Financing to be potentially obtained from prospects is not assured or guaranteed until actually consummated and financing actually provided. The Company at this date does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements.

Need For Expansion

The Company expects expansion will be required to address potential growth. This need for expansion will continue to place a significant strain on the management and financial resources of the Company. Failure to manage growth could disrupt the operations and ultimately prevent the Company from generating expected revenues. The Company’s business strategy includes entering into business partnerships and may include acquiring future businesses, such as, existing production or products, technology and acquisitions related to oil and gas or other resources, oil and gas field operations, and engineering. Other areas of future operations may include real estate, land and commercial development, technology and facilities, and fuel cell technology. The Company may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. Competition could impair the Company’s ability to successfully pursue these aspects of this business strategy.

Business partnerships or acquisitions could disrupt ongoing business, distract management and employees and increase expenses. If the Company makes an acquisition, it could face difficulties assimilating that company’s personnel and operations. Key personnel of the acquired company may decide not to work for the Company. Acquisition of additional services or technologies also involves risk of incompatibility and lack of integration into existing operations. If the Company finances the acquisitions by issuing equity securities, this could dilute existing stockholders positions. Additionally, funding instruments may have rights, preferences or privileges senior to those of the Company’s stockholders.

Limited Financial Data

As a result of its limited operating history, the Company has limited historical financial data upon which to forecast revenues and results of operation. The actual effect of these factors on the price of stock will be difficult to assess. Results of operation may fall well below the expectations of securities analysts and investors, and the trading price of common stock may drop.

Estimating Inaccuracies

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

Declining Reserves

Volumes of proposed oil and gas reserves acquired by the Company will decline as reserves are depleted. Reserve volumes generated from future activities of the Company are highly dependent upon the level of success in acquiring or finding additional reserves.

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, And By Employment For Certain Individual Services, During Fiscal Year Ended December 31, 2005

Individual outside consulting firms owned by three of our key officers, Dennis R. Alexander, Chairman and CFO, Gregg Fryett, CEO and Director until November 30, and December 31, 2005, respectively, and Melvena Alexander, Secretary and Comptroller along with an additional three key officers, John R. Taylor, President and Director, William E. Merritt, Executive Vice President, Director, and General Counsel, Bud Faulder, Vice President and Director individually providing and contributing additional key services managed the business of the Company. During fiscal 2005 Mssrs. Taylor, Merritt and Faulder became employees of Firecreek Petroleum, Inc., and in March 2006 are providing time as needed or on a consulting basis, or as negotiated. Mr. Faulder has resigned his post on March 10, 2006. The loss of the services of any key individual could have effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may effect the development of the Company’s business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own 57.08% Majority Of Shares

The executive officers and directors of the Company currently beneficially own approximately 57.08% of the outstanding Common Stock representing a majority. Accordingly, such persons will effectively control the Board of Directors of the Company and will direct the affairs of the Company.

Penny Stock As A Risk

Definition And Rule Reference: The Securities and Exchange Commission has adopted Rule 3a51-1 of General Rules and Regulations, Promulgated under the Securities and Exchange Act of 1934, which established the definition of a “penny stock”, for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that broker or dealer approve a person’s account for transactions in penny stocks; and, (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

Future sales of our Common Shares in the public market could lower our share price.

We may sell additional Common Shares in subsequent offerings. We may also issue additional Common Shares to finance future acquisitions, including acquisitions larger than those we have done in the past. We cannot predict the size of future issuances of our Common Shares or the effect, if any, that future issuances and sales of our Common Shares will have on the market price of our Common Shares. Sales of substantial amounts of Common Shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Shares.

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

Other

The Company’s corporate parent operations during fiscal year ended 2005 did not retain any employees. Individual consulting firms owned by three key officers along with three additional key officers contributing time and effort managed the day-to-day operations of our Company full time. Three other directors, of which are officers of the Company, assisted us and were available as required for no charge through approximately May 2005 and then became salaried employees through Firecreek Petroleum, Inc. our subsidiary operations for oil and gas. During mid year 2005 we were able and began to employ up to eight persons, including three prior discussed, through Firecreek Petroleum, Inc. subsidiary operations. We also have six to twelve consultants at minimum, plus part time web technicians, accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes; two are executive assistants on part time/full time basis with the Firecreek operations, two are translators, one assists the executive officers on a contract basis; four advisors assist us with project evaluations and business development, two advisors have assisted us with information and research and one with technical writing and presentation. The Company intends to hire several full time employees if we receive funds which include; international accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, chief communications officer; investor relations; operations officer; financing officers; several key assistants to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

ITEM 2 - DESCRIPTION OF PROPERTY

Glossary of Oil and Gas Terms.

Barrel: Equal to 42 U.S. gallons.

Basin: A depressed sediment-filled area, roughly circular or elliptical in shape, sometimes very elongated. Regarded as a good area to explore for oil and gas.

British thermal unit, (BTU): A measure of the heating value of a fuel.

Completion: The installation of permanent equipment for the production of oil or gas.

Field: A geographic region situated over one or more subsurface oil and gas reservoirs encompassing at least the outermost boundaries of all oil and gas accumulations known to be within those reservoirs vertically projected to the land surface.

Fracturing: The application of hydraulic pressure to the reservoir formation to create fractures through which oil or gas may move to the wellbore.

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

Log: Io conduct a survey inside a borehole to gather information about the subsurface formations; the results of such a survey. Logs typically consist of several curves on a long grid that describe properties within the wellbore or surrounding formations that can be interpreted to provide information about the location of oil, gas, and water. Also called well logs, borehole logs, wireline logs.

Mcf: Is a thousand cubic feet of natural gas.

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

Oil: Crude oil or condensate.

Operator: An individual, company, trust, or foundation responsible for the exploration, development, and production of an oil or gas well or lease.

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

Working interest on a “Third for Quarter Basis”: The non-operator usually will pay all costs attributable to restoring the well or wells to production and will own 75% of the working interest in the well or wells; The operator receives the remaining 25% working interest as a free carried working interest.

Recompletion: The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Severance: The owner of all rights to a tract of land (vertically or horizontally). In horizontal severance, for example, if he chooses to sell all or part of the mineral rights, two distinct estates are created: the surface rights to the tract of land and the mineral rights to the same tract. The two estates may change hands independently of each other. Severed mineral rights may be restricted as to mineral type, or limited by depth, in which case the landowner retains the rights to minerals other than those severed, and to depth intervals other than those severed.

Workover: Operations on a producing well to restore or increase production. A workover may be performed to stimulate the well, remove sand or wax from the wellbore, to mechanically repair the well, or for other reasons.

The Company may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Oil and Gas Properties, Leases, and Interests

Sweetwater County, Wyoming

Through our wholly owned subsidiary, Firecreek Petroleum, Inc., we own an interest in 4 gas wells located in Sweetwater County, Wyoming, 2 of which will be completed during early 2006 for the production of gas.

The Company attempts to maintain all of its operating wells in good working condition. Our contract operator, Newport Oil Corporation (“Newport”) is familiar with the oil and gas business in the area and utilizes a contract pumper to oversee wells and interests owned by the Company.

The Sweetwater County, Wyoming properties and  interests are secured by the Company’s loan and promissory notes held by Dutchess Private Equities Funds, through Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”). All liens and encumbrances are discussed later in this section.

The Company owns a 50% undivided non operated interest in certain leases, wells, equipment, mineral interests including oil and gas reserves, and other rights, (the “assets”) located in Sweetwater County, Wyoming from Newport Oil Corporation (“Newport”), under the prospect named “Ten Mile Draw” (“TMD”). An Operating Agreement was entered into at the time of the Purchase, between Firecreek and Newport whereas Newport became operator for Firecreek’s non operated 50% interests, and Newport’s operated 50% interests. The Operating Agreement also provides for our mutual understandings pertaining to the exploration and development of two tracts of land, and additional rights and options further established therein. Also please see “The Business”; Firecreek’s Current Oil and Gas Operations”; “Ten Mile Draw Project, Sweetwater County, Wyoming”; “Future Development Contemplated, Ten Mile Draw Project”.

The assets represent: (i) the estates and mineral rights created by oil and gas leases described in Exhibit “A” to the purchase agreement, insofar as they cover the lands described in Exhibit “A”, and all oil, gas, water disposal and other wells located on the lands or lands pooled therewith, together with all of Newport’s interest in the rights and appurtenances incident thereto; (ii) all of Newport’s rights in, to and under agreements relating to such lands, leases or wells; (iii) fixtures, personal property, facilities and equipment used or held for use or charged to such lands, leases, or wells; and (iv) all books, files, data and records in Newport’s possession relating to such lands, leases or wells, reserving to Newport the right to retain possession of the originals of such records. Further information on the Ten Mile Draw Purchase and Sale, Operating Agreements with Newport, and other associated Agreements per attached exhibits can be found in our Current Report on Form 8-K filed November 16, 2005, incorporated herein by reference. The following table and (1) base map of the area, details the interests of the Company.

Exhibit “A” to the purchase agreement identified the following leases, wells, lands and interests relating to the Ten Mile Draw Project in Sweetwater County, Wyoming:

Leases:

Lease Date	Lessor	Lessee	Legal Description

2/2/1968	State Of Wyoming	Elaine Wolf	Township 21 North
Range 99 West
All of section 16

6/30/1972	Champlin Petroleum Company	AMOCO Petroleum Company	Township 21 North
Range 99 West
South half of section 9

Wells:

Field	Well Name	API Number	Location

Ten Mile Draw	AMOCO Champlin 1-15	49-037-20999	T21N-R99W-15-CE/2NWSW
Ten Mile Draw	State 68-15600 7-16	49-037-20511	T21N-R99W-16-NWSWNE
Ten Mile Draw	State 68-15600 16-1	49-037-20311	T21N-R99W-16-SWSW
Ten Mile Draw	UPR 13-9	49-037-20351	T21N-R99W-9-CSWSW

Acreage Under First Right of Refusal:

Lease Date	Lessor	Lessee	Legal Description

1/28/1978	USA W-53458	Texas Gas Exploration Corporation	Township 20 North
Range 99 West
All of section 20

6/30/1972	Champlin Petroleum Company	AMOCO Petroleum Company	Township 21 North
Range 99 West:
Section 07: W/2, SE/4
Section 15: W/2, SE/4
Section 17: W/2, SE/4
Section 21: W/2, SE/4
Section 23: W/2, SE/4
Section 27: W/2, SE/4

(1) The following is a Base Location Map of the area. The subject acreage is part of the Ten Mile Draw Field, producing from the Lewis and Almond sandstone reservoirs since October of 1973.

At the closing of the purchase of such 50% undivided interest in the above-described assets, Firecreek and Newport entered into an Operating Agreement (“Operating Agreement”), dated effective November 15, 2005, covering the oil and gas leases and interests described above. Under the Operating Agreement, Newport is the operator of the Ten Mile Draw Project and Firecreek is the non-operator. The Operating Agreement provides that unless changed by other provisions of the Operating Agreement, costs and liabilities incurred in operations under the Operating Agreement are borne and paid by the parties, and equipment and materials acquired in operations are owned, by the parties, as their interests are identified in the Operating Agreement, being 50% for Firecreek and 50% for Newport. The Operator Newport will also charge a monthly overhead fee of $500.00 per producing well. Under the Operating Agreement, Newport furnishes the monthly Lease Operation Expense and activity reports to the Company, acting in capacities as Manager and consultant. Newport coordinates with Company management for oversight and decision making on important items related to gas production, workover and or development activities. Newport will administrate the Company’s monthly run checks from Western Gas Resources, Inc. Newport will collect and process the run checks representing the monthly payments due for the production of gas related to the Company and Newport’s interests. Newport administrates monthly payments and activities including revenue received to be paid for the Company’s gas production income relative to our interests in the properties, and will include accounting for lease operating expenses (LOE’s), collecting and compiling Joint Interest Billing (JIB) statements and certain reports and financial statements related to production income and expenses for monthly delivery to the Company’s accounting personnel. The Operating Agreement is in perpetuity, unless generally speaking, the business is wound up or down, or other triggering events transpire, as defined by the terms therein listed in the Operating Agreement. The Company may elect to cancel the agreement for good cause, or Newport may cancel the Agreement upon 30 day written notice to the Company.

The Operating Agreement additionally provides for the duties and obligations of the operator and the obligations of Firecreek as the non-operator with respect to the funding of certain workover and drilling operations. The workover obligations relate to three existing wells: (i) State 68-15600 7-16 (the “7-16 Well”); (ii) State 68-15600 16-1 (the “16-1

Well”); and (iii) UPR 13-9 (the “13-9 Well”). The fourth well covered by Exhibit “A” to the purchase agreement, “AMOCO Champlin 1-15”, is non-productive at present and will be shut in.

With respect to the three workover wells, Firecreek and Newport are each responsible for 50% of the workover costs and have 50% of the working interest. As to the 7-16 Well and the 16-1 Well, each of Firecreek and Newport contributed the sum of $614,129.50 (total of $1,228,259) pursuant to the initial AFE for workover at the time of closing, with the acknowledgment that the initial AFE is only an estimate of workover costs for those two wells and each party is liable for 50% of all costs attributable to workover of those wells. As to the 13-9 Well, in Section 9 of Township 21 North, Range 99 West, 6th Prime Meridian, Firecreek is not obligated to contribute to workover costs for that well until and unless agreed by separate agreement. Discussions regarding the 13-9 well with Newport that also involves third parties, anticipate that if agreed, Firecreek would at its election retain working interests in the 13-9 well on same basis as the first two workover wells that is 50/50 as described above.

With respect to the two workover wells in Section 16, Township 21 (the 7-16 Well and the 16-1 Well), the total 100% working interest is subject to: (i) a royalty interest of 12.5%, and (ii) an overriding royalty interest of 5.00%. The total net revenue interest is therefore 100% minus 17.5% or 82.50%, and Firecreek has one-half of this or 41.25%.

The Operating Agreement contemplates drilling additional wells during 2006 in Section 16, Township 21 North, Range 99 West, 6th Prime Meridian, and four to six wells on other land subject to the Operating Agreement. With respect to new wells, Newport will prepare proposed drilling programs and submit those to Firecreek for review. Drilling of new wells will be undertaken on the basis of a “third for a quarter”; that is, Firecreek, as the non-operator will pay all costs of drilling, equipping, testing and completing each well and will own 75% of the working interest in each well; Newport, as the operator, will receive the remaining 25% working interest as a free carried working interest.

As to new wells contemplated in Section 16, Township 21, Firecreek’s interest is subject to 75% of the royalty/overriding royalty (75% of 17.5%) and therefore Firecreek’s net revenue interest is 61.875%.

Newport will formally offer to Firecreek the opportunity to participate in new wells and Firecreek will have fifteen days to elect to “participate” or “not participate” in such wells. If Firecreek elects to “not participate”, it will lose all rights to participate in future wells. Newport, as the operator, is responsible for the management of the development program and will determine the parameters, timing, and direction of further drilling.

To secure its obligations under the Operating Agreement, each party granted to the other a lien on any interest it owns or acquires in leases and interests in the area subject to the Operating Agreement, and a security interest and/or purchase money security interest in any interest it owns or acquires in personal property and fixtures on or used in connection therewith, to secure performance of its obligations under the Operating Agreement.

Each of the parties may sell its interest under the Operating Agreement provided the entire interest of the party is sold, or as mutually agreeable by the parties from time to time in writing.

The Company’s Operator, Newport Oil Corporation, has re-completed the 16-1 and 7-16 well and is reported by its pumper in the area to be producing gas in the Almond and Lewis Formations.

The Company may in the future look into employing new technology and or other effective measures or methods to be taken to improve production of gas in the existing or new wells.

The Company attempts to maintain all of its operating wells in good working condition. Newport Oil Corporation, based in Clearwater, FL, is familiar with the oil and gas business and interests located in Sweetwater County, Wyoming. Newport operates the Company’s interests in the properties, further utilizing a contract pumper in the area who oversees production and maintenance activities for the wells, equipment, and other development activities for the leases.

Financing Related To Our Oil and Gas Interests Located In Sweetwater County, Wyoming

The wells and interests listed above are secured and encumbered by two notes to Dutchess Private Equities Funds, through Dutchess. Information on the Dutchess Private Equities Fund Agreements, the Ten Mile Draw Purchase and Sale with Newport, and attached additional exhibits can be found in our Current Reports on Form 8-K filed November 16, 2005, and December 16, 2005, respectively, and in “Notes To Financial Statements” Note 8, Issuance of Convertible Debentures, incorporated herein by reference.

The Company paid cash of approximately $1.1 million on November 14, 2005 toward purchase of its interests and initial Phase 1 development in the Ten Mile Draw project. Of the $1.1 million, $475,000 were paid for the assets, and $614,130 plus other title and miscellaneous costs pursuant to the initial AFE estimate for workover for our share of the first two wells at the time of closing pursuant to the terms of the Purchase and Operating Agreements with Newport.

General Terms for the two Dutchess notes:

Effective for the periods commencing (a.) November 14th, and (b.) December 15th, 2005, respectively as follows:

Original face value principal amount notes in the amount of $1,600,000, and $343,750 secured by the Company’s interests related to its assets and interests in the subject properties located in Sweetwater County, Wyoming, and from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess. Interest rate of 0%, principal payments beginning on or about December 14, 2005, and January 15, 2006, and continuing, all due and payable one year from inception of both notes. There are no due on sale provisions for either note. (See also section on “Liquidity and Capital Resources”, and “Notes To Financial Statements” Note 9, Issuance of Convertible Debentures, incorporated herein by reference).

Exploration and Production

The Company did not participate in the drilling of a well or wells since May/June of 2000 through 2002 and to entering recent workover programs in Sweetwater County, Wyoming on two wells. The Company, in addition to its present plans contemplated for the Ten Mile Draw, may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority, or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Proved Reserves

The following table sets forth the estimated total proved developed producing, and total proved undeveloped oil and gas for Gross Working Interest reserves, owned by the Company’s wholly owned subsidiary Firecreek Petroleum, Inc. and Newport Oil Corporation. This analysis was performed in a professional manner using customary and accepted petroleum engineering and geological practices and techniques. The analysis is valid for the data provided to the authors of the report (listed below), representing a true and accurate assessment of the Proven Developed Reserves, the Proven Undeveloped Reserves, for the interests held by Firecreek Petroleum, Inc. (50% Working Interest) and Newport Oil Corporation (50% Working Interest) in the south half of Section 9 and all of Section 16, Township 21 North, Range 99 West, as outlined in the report. The following reserve information is based on excerpts of the independent engineering and geological report prepared by Michael T. Borah (Wyoming PE No. 5107) and Lynette D. W. George (Wyoming PG No. 1004), respectively, at the request of the Company and Newport Oil Corporation. Natural Gas prices for the various economic analyses were based on NYMEX value of $11.25 per MMBTU on December 31, 2005 (source Oilnergy.com website on 2/28/05). Prices were adjusted for a BTU content of each zone, 1,185 BTU for the Lewis, and 1,029 BTU for the Almond, respectively. No gas analyses were available for the Ten Mile Draw Wells. Accordingly, nearby wells in the Bitter Creek, Hay Reservoir, and Siberia Ridge Fields were researched in WOGOC files for equivalent-zone analyses. After adjustment for BTU content, the price differential between the Opal, Wyoming Hub and the Henry Hub for the NYMEX quote was researched. Although the differential varied daily, it was found that an approximate 75% reduction was appropriate for the end of the year 2005. After a $0.90 per Mcf deduction was taken for compression and gathering fees (typical for the area), prices were calculated as follows: the Lewis at $9.10 per Mcf for December 31, 2005, and the Almond price at $7.78 per

Mcf for December 31, 2005. These prices were utilized for all economics performed for the report.

(1) Gross (WI) reserves for the subject acreage, based on the appropriate category and effective January 1, 2006, are as follows:

	Proven Developed	Proven Undeveloped

Lewis	241,954 Mcf	0
Almond	357,699 Mcf	2,264,732 Mcf
Almond CBM	0	0
Lance CBM	0	0
Ft. Union CBM	0	0

Proven Developed	Net Present Value (10%) = $1,131,261
Proven Undeveloped	Net Present Value (10%) = $3,198,112

Total Proven Reserves:	2,367,977 Mcf (100% Working Interest)
Total Net Present Value:	$4,329,373 (100% Working Interest)

Newport Oil Corporation and Firecreek Petroleum, Inc. each own
50% of the totals represented above.

Firecreek Petroleum, Inc. is a wholly owned subsidiary of the Company.
Newport Oil Corporation is the Operator.

(1) The reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil and gas prices provides and element of uncertainty to any estimates. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. The reserve estimates contained in the engineering and geological report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10% does not necessarily represent an estimate of fair market value for the evaluated properties.

There are numerous uncertainties inherent in estimating quantities of proved reserves. The reserves and reservoir predictions are estimates only. There are numerous uncertainties in the estimation of interpretation parameters, including factors such as product prices, product demand, subsurface heterogeneities, and other variables, that are beyond the control of the authors of the report as well as the owners of the subject properties. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil and gas prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil and gas reserves may vary substantially form those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

Reservoir engineering and geological interpretation are a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate, performance prediction, or geological analysis is a function of the quality of the available data and of engineering and geological interpretation and judgment. In addition, the impacts of various drilling, completion, and production practices on productivity can be estimated but not fully defined or quantified. As a result, estimates and analyses by different engineers and geoscientists may vary.

The actual amount of the Company’s proved reserves is dependent on the prevailing price for oil, which is beyond the Company’s control of influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during years 1999 and 2000. In 2001 and 2002 prices again have been extremely volatile. In 2003, 2004, and 2005, the futures market reported unprecedented natural gas and crude oil prices. There can be no assurance that oil/gas prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; fear of war, or non fear of war; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; national inventory levels; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors all of which are beyond the control or influence of the Company.

Additional Maps, TMD

Lewis Net Pay

Almond Formation Net Pay

Almond Total Coal Thickness

Wells And Acreage

In the oil and gas industry and as used herein, the word “gross” well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A “net” well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Sweetwater County Wyoming as of December 31, 2005.

	Developed Acreage		Undeveloped Acreage

	Gross	Net	Gross	Net

Sweetwater County	320	160	960	360

Total	320	160	960	360

Production And Sale Of Oil And Gas

There is no information relating to the Company’s net gas produced from the Company’s properties located in Sweetwater County, Wyoming, after royalties, in Fiscal Year Ended December 31, 2005. Gas was not produced and such required tables therefore have been omitted.

Disposal of Intangible Assets Acquired Through Exchange Merger Acquisition with International Group Holdings, Ltd. (IYSG)

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

On December 31, 2005 the majority of the Board of Directors of the Company elected to dispose of its wholly owned subsidiary, International Yacht Sales Group, Ltd. (IYSG) of United Kingdom. The results of operations for these segments is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2005.

Out Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintains an office in Fort Worth, Texas.

The Company’s wholly owned subsidiary, Firecreek Petroleum, is the lessee of office space in Fort Worth, Texas. The lease is for 24 months from June 1, 2005 through May 31, 2007. Basic monthly rent is $7,053.

The Company is committed to a non-cancelable operating lease for office space in Fort Worth, Texas. Future minimum lease payments required under this lease is as follows:

2006	$104,504
2007	35,260

Total minimum lease payments	$139,764

Rent expense for fiscal year 2005 and 2004 was $128,925 and $-0-, respectively.

The Chief Executive Officer and Shareholder of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises and at this time is continuing to be provided free of charge. Please see “Certain Relationships and Related Transactions”.

ITEM 3 - LEGAL PROCEEDINGS

We are a not a party to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company became available for quotation on the over-the-counter, NASD NQB Pink Sheets initially January 20, 2000. As of March 14, 2003, the Company moved to the over-the-counter market, NASD OTC Electronic Bulletin Board quotation medium system, and is presently dually quoted on both Pink Sheets, and Bulletin Board. The range of high and low bid information for the shares of the Company’s stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2006	High	Low

First Quarter	$0.044	$0.017

Year Ended December 31, 2005	High	Low

First Quarter	$0.062	$0.015
Second Quarter	0.066	0.013
Third Quarter	0.181	0.057
Fourth Quarter	0.076	0.03

Year Ended December 31, 2004	High	Low

First Quarter	$0.21	$0.11
Second Quarter	0.23	0.06
Third Quarter	0.13	0.065
Fourth Quarter	0.09	0.03

As of March 16, 2005, the Company had issued and outstanding 256,900,350 shares of common stock, held by approximately 1718 holders of record.

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company’s ability to pay dividends on its common equity or that would be likely to do so in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i) All compensation plans previously approved by security holders; and

(ii) All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)		Number of securities remaining available for future issuance (c)

(i) Equity compensation plans approved by security holders

2004 Stock Incentive Plan	2,500,000	$0.18		-0-
2004 Stock Incentive Plan 2	1,400,000	$0.09		-0-
2005 Stock Incentive Plan (1)	2,600,000	$0.04	(*)	1,300,000
Tirion Group, Inc. -Warrant (2)	2,000,000	(5)		2,000,000
DLM Asset Management,-Warrant (2)	6,700,000	$0.06		6,700,000
John R Taylor-Option (4)	2,000,000	$0.70		2,000,000
William E. Merritt-Option (4)	2,000,000	$0.70		2,000,000
George B. Faulder-Option (4)	2,000,000	$0.70		2,000,000
Dr. Mousa Hawamdah-Option (4)	2,000,000	$0.70		2,000,000
James Barker-Option (4)	1,000,000	$0.70		1,000,000
Charles Alliban-Option (4)	2,000,000	$0.70		2,000,000
Dennis R. Alexander-Option (4)	2,000,000	$0.70		2,000,000
Gregg Fryett-Option (4)	2,000,000	$0.70		2,000,000
Peter Fryett-Option (4)	2,000,000	$0.70		2,000,000

(ii) Equity compensation plans not approved by security holders

M. Herzog-Option (3)	600,000	$0.95		600,000
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	600,000	$0.95		600,000
M. Alexander-Option (3)	500,000	$0.95		500,000
D. Kronenburg-Option (3)	500,000	$0.95		500,000
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)
L. Trapp-Option (3)	600,000	$0.95		600,000
T. Richards-Option (3)	500,000	$0.95		500,000
Bradley Ray-Option	500,000	$0.95		500,000
Steven Antebi-Warrant (2)	4,000,000	$0.025		4,000,000
Sapphire Consultants-Warrant (2)(6)	2,500,000	$0.02		2,500,000
Confin International Inv.-Warrant (2)(6)	3,750,000	$0.02		3,750,000
John Brigandi-Warrant (2)	625,000	$0.02		313,000

Total (1)	40,375,000	$0.41	(**)	40,062,000

(*)     Information listed for column (b) in the table above represents the exercise or strike price for each option or warrant, excluding those noted (1) and (5). The calculation for Column (b) note (1) is the estimated average of the closing bid prices on the effective date of issuances under the plan prior to February 9, 2005.

(**)   The final Total listed for column (b) in the table above represents the weighted average exercise price for all 2005 options and warrants listed and noted (2), and (4) in the table only (please see calculation method and additional information listed in item 12. “Issuance of Warrants” located in “Notes to the Consolidated Financial Statements For the Years Ended December 31, 2005 and December 31, 2004”).

(1) The balance of shares available under the 2005 Stock Incentive Plan registered on Form S-8 are not available for further issuance after February 9, 2005 unless authorized, pursuant to terms of various agreements with our lenders during the year ended December 31, 2005, and information has been excluded from the final Total calculations listed above for columns (a), (b), and (c) accordingly.

(2) The Company provided warrants to a lender and various consultants during 2005. For further information regarding terms of these warrants to purchase underlying shares of the Company’s common stock issued, please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference.

(3) Represents historical options issued by the Company. For further information regarding terms for these options, please see information furnished in our Form 10-KSB, Amendment No. 3, filed on October 4, 2002, and incorporated herein by reference.

(4) Represents options issued by the Company as part of the Firecreek Petroleum, Inc. acquisition which vested, becoming available for exercise February 9, 2005. For terms of these options, please see information furnished in a Current Report on Form 8-K/A (Amendment No. 2) filed on September 16, 2004, and incorporated herein by reference.

(5) The strike price for the Tirion Warrant is 80% of the average of the then lowest three closing bids for the previous 30 days from the date the warrants are exercised. For further information regarding terms of the Warrant please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference.

(6) On March 14, 2006 the Company noticed the holders of the Warrants that they must exercise their Warrants for cash or the Warrants will be cancelled without further notice, 30 days following such notice thereof.

RECENT SALES OF UNREGISTERED SECURITIES

On November 14 and December 15 of 2005, the Company issued convertible debentures with a face value of $375,000 and $82,500 respectively, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in November and December 2010. The debentures were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 10.3, and 99.1 to our Current Reports on Form 8-K filed on November and December 16, 2005, respectively, incorporated herein by reference.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary Results Of Operations

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation

Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company is currently focused on oil and gas activities in the following areas: i) Development of our domestic interests acquired initially in Wyoming for production of oil and primarily natural gas, and ii) pursuit of and potential completion of projects overseas in Central Asian and European countries; and further, the Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2006 with a goal to increase sales output of our Firecreek unit.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas, and in December 2003, from our acquisition of commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain. The Company disposed of the first two segments of operations in 2003 and disposed of the third segment in 2005. We accounted for the segments as discontinued operations in the consolidated statements of operations for the related fiscal year.

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has one or more collectively been involved in oil and gas operations worldwide. Throughout 2004 and 2005, through the Firecreek Petroleum unit, we have i) developed relationships and prepared for potential acquisitions in Romania and Libya, and ii) through our alliance with Sahara, we have developed additional potential projects for acquisition that are located in Russia, Romania, Kazakhstan, Ukraine, and Turkey (see further discussion in “The Business”). There are no revenues attributable to sales of oil and natural gas for the fiscal years ended 2004 or 2005.

Effective November 15, 2005, Firecreek Petroleum purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We have commenced with gas production and are contemplating additional drilling and workover programs (see further discussion in “The Business”).

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for Firecreek Petroleum oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

On December 31, 2005 the majority of the Board of Directors of the Company elected to dispose of its wholly owned subsidiary, International Yacht Sales Group, Ltd. (IYSG) of United Kingdom. The results of operations for these segments is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2005.

RESULTS OF OPERATIONS - 2005 Compared to 2004

General and administrative costs increased approximately 97% percent to $9,287,691 in 2005 from $4,714,608 in 2004.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-05	31-Dec-04

Advertising & promotion	$70,765	$5,476
Administration	342,982	293,244
Consulting	3,994,215	1,290,872
Broker commissions	656,008	0
Impairments	0	2,558,257
Depreciation	16,040	4,978
Professional fees	2,300,792	435,324
Rent & storage	128,925	0
Research	711	57,791
Salaries & benefits	377,385	29,159
Payroll taxes	26,726
Relocation	3,343
Telephone	128,821	29,721
Travel costs	487,773	9,786
Loan origination fees	265,075	0
Wells development	488,130	0

Total	$9,287,691	$4,714,608

Consulting Fees of $3,994,215 were incurred during investigations into acquiring profitable business enterprises.

Professional Fees of $2,300,792 were incurred in regards to legal costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, engineering reports, in connection with various acquisition studies in Kazakhstan, Russia, Ukraine, and Romania.

Brokerage commissions of $656,008 were incurred in obtaining finance from issuance of debentures.

Rent and Storage of $128,925 includes leasing and furnishing offices in Forth Worth, Texas and Istanbul.

Travel costs of $487,773 to Turkey, Russia, Romania, England, Kazakhstan and Ukraine, etc. was in connection with signing of agreements, negotiating contracts and arranging for potential financing.

Loan origination fees of $265,075 include costs related to obtaining financing and credit lines.

Wells development includes costs of $488,130 related to workover programs for our oil and gas interest held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative expense, the Company experienced a loss from operations of $9,287,691 in 2005 as compared to a loss of $4,714,608, in fiscal 2004.

Interest expense for fiscal year 2005 was $1,898,261 as compared to $351,390 in fiscal year 2004. Interest expense in 2005 includes amortization of the beneficial conversion features related to debentures issued in 2004 and 2005, totaling $1,555,849.

After deducting interest expense, the Company incurred a loss before extraordinary items of $11,185,952 in fiscal year 2005 compared to a loss of $5,065,998, in fiscal year 2004.

After accounting for extinguishment of debt, and discontinued operations (net of tax) the net loss was $10,867,777 in fiscal year 2005, as compared to $6,978,881, for fiscal year 2004. On a per share basis, fully diluted loss per share for fiscal year 2005 was $0.08 compared to $0.13, in fiscal 2004.

During year 2006 based on development efforts achieved to date, we expect to limit and reduce our million dollar plus expenditures for overseas Eurasian acquisition activities related to oil and gas programs until we are reasonably assured an acquisition can be financed, closed, and activated. We also look to secure ongoing potential financing to expand our growth and to provide for additional drilling and workover programs related to our Ten Mile Draw Project in Wyoming.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2005 was $149,962 compared to $5,538 at the beginning of the year. At December 31, 2005, the Company had working capital deficit of $3,357,901 compared to $1,445,998 at the beginning of the year.

Cash used by operating activities was $5,940,790 for the year ended December 31, 2005, compared with $1,479,125 for the year ended December 31, 2004.

The Company paid $713,899 in fiscal year 2005 for the Ten Mile Draw lease, well equipment, and office equipment. The Company received $7,555,000 in fiscal year 2005 by issuing convertible debentures and promissory notes on its equity line. Shareholder advances were paid down by $418,538. In addition the equity line was paid down by $334,333.

Total assets increased to $850,580 at December 31, 2005 compared to $5,538 mainly as a result of the acquisition of assets, and interests for the workover and development of oil and primarily gas leases in Sweetwater County, Wyoming.

Shareholders equity decreased to a deficit of $4,448,610 at December 31, 2005 from a deficit of $3,215,858 at December 31, 2004. During fiscal year 2005, the Company issued 22,815,831shares to consultants valued at $1,407,972 for services rendered. In addition, the Company raised $4,349,510by issuing convertible debt, and $283,069 by issuing 4,710,253 shares to settle other debts. Net loss of $10,867,777 for fiscal year 2005 decreased stockholders equity to deficit $4,448,610 at the end of the year.

The Company must generally undertake certain ongoing expenditures in connection expanding and developing its Firecreek Petroleum, Inc. oil and gas business, and for various past and present legal, accounting, consulting, and technical review, and to perform due diligence for activating one or more of its acquisition and development programs; furthering its development of new and ongoing business prospects, and in pursuing capital financing for its existing and proposed operations.

Management has estimated that such cost for initially paying down certain of the Company’s recent debt, and activating development of its current plans for domestic and overseas commencement of the Firecreek oil and gas segment operations, will initially require approximately $8,000,000 to $12,500,000 or more during the first six to twelve months of fiscal 2006. The Company recently obtained $100,000 in February 2006 from the exercise of warrants. We are working to secure $5,000,000 to $7,000,000 or more in asset based, and or other debt or equity finance by early May to assist our 2006 plans, and are in addition to the availability of our established equity credit line. There can be no guarantee or assurance that we will receive or be successful in obtaining additional financing.

Financing our full expansion and development plans for our domestic and overseas oil and gas operations could require up to $50,000,000 or more. The Company may elect to reduce or increase its requirement as circumstances dictate. We may elect to revise these plans and requirements for funds depending on factors including; changes in acquisition and development estimates; interim corporate and project finance requirements; unexpected timing of markets as to cyclical aspects as a whole; currency and exchange rates; project availability with respect to interest and timing factors indicated from parties representing potential sources of capital; structure and status of our strategic alliances, potential joint venture partners, and or our targeted acquisitions and or interests.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2006.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.
(formerly Energy Producers, Inc.)

CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND DECEMBER 31, 2004

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Independent Auditor’s Report

The Shareholders
EGPI Firecreek Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek Inc. as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EGPI Firecreek Inc. as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

Monmouth Beach, New Jersey
April 8, 2006

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Balance Sheets
As of December 31, 2005 and December 31, 2004

		As Restated
	31-Dec-05	31-Dec-04

ASSETS

Current assets:
Cash	$149,962	$5,538

Total current assets	149,962	5,538

Other assets:
Fixed assets- net	697,859	0
Other receivables	2,759	0

Total assets	$850,580	$5,538

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$303,436	$789,801
Notes payable	3,204,427	3,000
Notes payable- shareholders	0	653,990
Capital lease payable- current portion	0	4,745

Total current liabilities	3,507,863	1,451,536

Advances payable to shareholders	$147,780	$564,803
Convertible debentures payable-net	26,195	214,441
Capital lease payable- non current portion	0	4,531

Total liabilities	3,681,838	2,235,311

Net liabilities of discontinued operations	78,352	20,738

Shareholders’ deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	$0	$205,347
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	760,000
Series C preferred stock, 20 million authorized, stated value $.001, one share convertible to ten common shares, no stated dividend, 2,025,000 outstanding	1,539,000	0
Common stock- $.001 par value, authorized 920,000,000 shares, issued and outstanding, 220,913,500 at December 31, 2005 and 75,247,968 shares at December 31, 2004	220,913	75,248
Additional paid in capital	15,878,127	6,388,767
Accumulated deficit	(20,547,650)	(9,679,873)

Total shareholders’ deficit	(4,448,610)	(3,215,858)

Total Liabilities & Shareholders’ Deficit	$850,580	$5,538

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and December 31, 2004

		As Restated
	31-Dec-05	31-Dec-04

General and administrative expenses:
General administration	$9,287,691	$4,714,608

Total general & administrative expenses	9,287,691	4,714,608

Net loss from operations	($9,287,691)	($4,714,608)

Other revenues and expenses:
Interest expense	(1,898,261)	(351,390)

Net loss before provision for income taxes	($11,185,952)	($5,065,998)

Provision for income taxes	0	0

Net loss before extraordinary item	($11,185,952)	($5,065,998)

Extraordinary item- extinguishment of debt (net of tax)	375,789	157,000

Net loss from continuing operations	($10,810,163)	($4,908,998)

Loss from discontinued operations (net of tax)	(57,614)	(2,069,883)

Net loss	($10,867,777)	($6,978,881)

Basic & fully diluted net loss per common share:
Loss from continuing operations	($0.08)	($0.09)
Loss from discontinued operations	(0.00)	(0.04)
Gain from extraordinary item	0.00	0.00

Loss per share	($0.08)	($0.13)

Weighted average of common shares outstanding:
Basic & fully diluted	134,874,275	53,088,218

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and December 31, 2004

		As Restated
	31-Dec-05	31-Dec-04
Operating Activities:
Net loss from continuing operations	($10,810,163)	($4,908,998)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation expense	16,040	58,737
Amortization of beneficial conversion feature	1,555,849	269,174
Consulting expense	4,162,398	1,139,659
Extraordinary item- forgiveness of debt (net of tax)	(375,789)	(157,000)
Bad debt expense	0	141,443
Impairment expense	0	2,558,257
Changes in other operating assets and liabilities:
Other receivable	(2,759)	(708,310)
Accounts payable and accrued expenses	(486,366)	127,913

Net cash used by operations	($5,940,790)	($1,479,125)

Investing activities:
Purchase of equipment	($713,899)	0

Net cash used by investing activities	(713,899)	0

Financing Activities:
Funds received from equity line	$3,555,000	$0
Issuance of convertible debenture	4,000,000	650,000
Payment of equity line	(334,333)	0
Payment of shareholder advances	(418,538)	0
Exercise of warrants	6,260	0
Payment of capital lease	(9,276)	(3,986)
Payment of bank loan	0	(4,936)
Issuance of common stock	(0)	50,180
Proceeds from shareholder advances	0	748,250

Net cash provided by financing activities	6,799,113	1,439,508

Net increase (decrease) in cash during the period	144,424	(39,617)

Cash balance at January 1st	5,538	45,155

Cash balance at December 31st	$149,962	$5,538

Supplemental disclosures of cash flow information:
Interest paid during the period	$1,600	$1,574
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statement of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2005 and December 31, 2004

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2004	36,088,968	$36,089	$2,983,534	($2,700,992)	$318,631

Issued shares for services	14,125,000	14,125	1,125,534		1,139,659

Debentures converted to shares	5,034,000	5,034	176,916		181,950

Beneficial conversion feature			522,783		522,783

Issuance of stock to purchase Firecreek	20,000,000	20,000	1,580,000		1,600,000

Net loss for the fiscal year				(6,978,881)	(6,978,881)

Balance at December 31, 2004- as restated	75,247,968	75,248	6,388,767	(9,679,873)	(3,215,858)

Issued shares for services	22,815,831	22,816	1,385,156		1,407,972

Issued shares to pay debt	4,710,253	4,710	278,359		283,069

Issued shares to pay equity line	3,268,464	3,268	128,128		131,396

Debentures converted to shares	93,491,153	93,491	4,256,019		4,349,510

Preferred shares converted to common	21,066,831	21,067	1,385,280		1,406,347

Beneficial conversion feature			1,733,545		1,733,545

Detachable warrants issued			316,926		316,926

Warrants exercised	313,000	313	5,947		6,260

Net loss for the period				(10,867,777)	(10,867,777)

Balance at December 31, 2005	220,913,500	$220,913	$15,878,127	($20,547,650)	($4,448,610)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statement of Changes in Preferred Stock
For the Years Ended December 31, 2005 and December 31, 2004

	Issued Shares	Issued Shares	Issued Shares	Par value	Par value	Par value
	Preferred A	Preferred B	Preferred C	Preferred A	Preferred B	Preferred C

Balance at January 1, 2004	0	0	0	$0	$0	$0

Issued shares to purchase Firecreek	2,566,837	9,500,000		205,347	760,000

Balance at December 31, 2004-as restated	2,566,837	9,500,000	0	$205,347	$760,000	$0

Issued shares for services			2,925,000			$1,980,000

Converted shares to common stock	(2,566,837)	(9,500,000)		($205,347)	($760,000)

Converted shares to common stock			(900,000)			($441,000)

Balance at December 31, 2005	0	0	2,025,000	($0)	$0	$1,539,000

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

1. Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc..

In August 1999 the Company acquired Energy Producers Group Inc. and its wholly owned subsidiary, Producers Supply, Inc.(PSI), an oil and gas service company located in Stephens, Arkansas. PSI was discontinued in fiscal year 2003. In November 2003, the Company sold its interest in its oil wells it had acquired in August 1999.

In November 2003, the Company acquired all of the issued and outstanding shares of International Yacht Sales Group Ltd. (IYSG), a UK based on-line broker of luxury yachts, and other entities. IYSG was discontinued in December 2005.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

In April 27, 2005, the Company increased its authorized common stock to 920,000,000 shares with par value of $.001, of which twenty million of these shares are non-voting.

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

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

Revenue Recognition- For its natural gas producing activities, the Company uses successful efforts costing. Under successful efforts costing, certain identifiable costs associated with the acquisition of properties and extraction are capitalized and depreciated over the lesser of the depletion of the productive assets or its useful life.

Cash- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with original maturity dates of three months or less.

Accounts receivable- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management’s evaluation of numerous factors. These factors include economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, and the degree to which the receivable is secured by liens on assets.

Fixed Assets- Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Computer hardware & software	3 years
Improvements & furniture	5 years
Well lease & equipment	7 years

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

Debentures Payable- The Company applies Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Debt Issued with Beneficial Conversion Features. EITF No.98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with a favorable conversion feature, and the resultant beneficial conversion feature be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

Discontinued Operations- The discontinued business operations of IYSG are summarized in the balance sheet as net liability from discontinued operations and in the statement of operations as loss from discontinued operations.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Reclassifications- Certain 2004 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation.

Recent accounting pronouncements- Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. SFAS No. 123R eliminates the option of using the intrinsic value method of accounting previously available, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The effective date of SFAS No. 123R is January 1, 2006 for calendar year companies. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R, for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS No. 123. The adoption of SFAS No. 123 has no material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. The Company adopted FIN No. 47 as of December 31, 2005. There was no material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

Emerging Issues Task Force (EITF) Issue 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. The Emerging Issues Task Force considered Issue No. 04-13 in its May 17, 2005 and June 16, 2005 meetings to discuss inventory sales to another entity in the same line of business from which it also purchases inventory. The Task Force reached consensus on the issue that purchases and sales of inventory with the same counterparty should be combined as a single non-monetary transaction (net) and noted factors that may indicate that transactions were entered into in contemplation of one another. The Task Force ratified Issue No. 04-13 at its September 28, 2005 meeting, which should be applied to new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006. The Company does not expect Issue No. 04-13 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

2. Net Loss per Share

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents in the form of warrants, convertible preferred stock, and convertible debentures. These common stock equivalents outstanding are convertible into 81,544,232 and 33,026,831 shares of common stock at December 31, 2005 and December 31, 2004, respectively.

The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

	31-Dec-05	As restated 31-Dec-04

Net loss from continuing operations	($10,810,163)	($4,908,998)

Net loss from discontinued operations	($57,614)	($2,069,883)

Net gain from extraordinary items	375,789	157,000

Total shares outstanding	220,913,500	75,247,968

Weighted average	134,874,275	53,088,218

Loss from continuing operations	($0.08)	($0.09)
Loss from discontinued operations	(0.00)	(0.04)
Gain from extraordinary items	0.00	0.00

Loss per share	($0.08)	($0.13)

3. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the years ended December 31, 2005 and December 31, 2004, the Company generated no material revenues and has relied on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans. This situation raises the doubt of the Company’s ability to continue as a going concern.

Management’s plans with regard to this matter are as follows:

-	Raise interim finance in addition to its present equity line to assist expansion-development of oil and gas, and corporate operations

-	Obtain asset based project finance or develop joint ventures to fund full scale work programs for oil and gas projects domestically and overseas

-	Scale back certain current staffing, operations, and expenditures both incurred domestically and overseas until cash flow increases to a more sustainable level

-	At appropriate time to acquire and deploy international accounting software and systems for subsidiary oil and gas operations

4. Fair Values of Financial Instruments

The carrying amounts of the cash, other receivable, accounts payable and accrued expenses, notes payable, notes payable to shareholders, capital lease payable, advances payable to shareholders, and convertible debentures payable reported in the balance sheets are estimated by management to approximate fair value at December 31, 2005 and December 31, 2004

5. Common and Preferred Stock Transactions

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

During the year ended December 31, 2004, the Company issued 14,125,000 shares of common stock to pay consulting fees.

During the year ended December 31, 2004, holders of the convertible debt elected to convert $131,770 of the convertible debt to 5,034,000 shares of common stock.

During the year ended December 31, 2005, the Company issued 22,815,831 shares of common stock to pay consulting fees.

During the year ended December 31, 2005, the Company issued 2,925,000 preferred C stock to pay consulting fees.

During the year ended December 31, 2005, the Company issued 4,710,253 shares of common stock to pay outstanding debt.

During the year ended December 31, 2005, debenture holders converted $4,349,510 of debt to 93,491,153 shares of common stock.

During the year ended December 31, 2005, preferred stock holders converted 9,500 shares of preferred A stock, 2,566,837 shares of preferred B stock, and 900,000 shares of preferred C stock into 21,066,831 shares of common stock.

During the year ended December 31, 2005, the Company issued 3,268,464 shares of common stock to pay down the equity line note discussed in Note 9.

During the year ended December 31, 2005, a warrant holder elected to exercise 313,000 warrants into 313,000 shares of common stock.

6. Authorization of Preferred C Stock

Series A preferred stock: Series A preferred stock has a par value of $0.001 per share has no stated dividend preference. The Series A is convertible into common stock at a conversion ratio of one preferred share for one common share. In July 2004, as part of the purchase of Firecreek Petroleum Inc., the Company issued 2,566,831 shares of Preferred A stock. Preferred A has liquidation preference over Preferred B stock and common stock. All of the preferred A stock was converted to common stock in fiscal year 2005.

Series B preferred stock: Series B preferred stock has a par value of $0.001 per share has no stated dividend preference. The Series B is convertible into common stock at a conversion ratio of one preferred share for one common share. The Series B has liquidation preference over common stock. In July 2004, as part of the purchase of Firecreek Petroleum Inc., the Company issued 9,500.000 shares of Preferred B stock. Preferred B has liquidation preference over common stock. All of the preferred B stock was converted to common stock in fiscal year 2005.

Series C preferred stock: In June 2005, the shareholders elected to authorize for issue 20,000,000 shares of preferred C stock. The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory. One share of preferred is convertible into 10 shares of common stock. The Company issued 2,925,000 shares of preferred C stock, of which 900,000 were converted to common stock in fiscal year 2005.

7. Fixed Assets- Net

The following is a detailed list of fixed assets at December 31, 2005:

Well lease & equipment	$601,000
Computer equipment & software	63,676
Office equipment	19,056
Improvements & furniture	30,166
Accumulated depreciation	(16,039)

Net property & equipment	$697,859

8. Issuance of Convertible Debentures

In April and November 2004, the Company received proceeds $650,000 and issued unsecured convertible debt at 1% due in April 2009. The debt is convertible into 16,760,000 shares of common stock. As a result of the transaction, the Company allocated $522,783 of the proceeds received to additional paid in capital as the beneficial conversion feature related to the equity portion of the convertible debt. The beneficial conversion feature was amortized to interest expense in fiscal years 2004 and 2005. The balance of the convertible debt on the December 31, 2004 balance sheet is as follows:

Proceeds received	$650,000
Beneficial conversion feature	(522,783)
Converted debt to shares	(181,950)
Allocated to interest expense	269,174

Net convertible debt payable	$214,441

In May 2005, the Company issued convertible debentures and received proceeds of $4,000,000.

The debentures become convertible in August 2005 and mature in May 2006. The debentures are convertible into common stock at 80% of the lowest bid price of the common stock for the five days preceding conversion. The debentures carry an interest rate of 7.00%. All of these debentures were converted into 67,996,340 shares of common stock in September 2005. As a result of the issuance of the debentures, the Company allocated $1,227,273 of the proceeds to a beneficial conversion feature. The beneficial conversion feature was allocated interest expense in the consolidated statements of operations in 2005.

In November and December of 2005, the Company issued convertible debentures with a face value of $457,500 to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in November and December 2010. The debentures are convertible into common stock at $.06 per share or 75% of the lowest bid price of the common stock for the five days preceding conversion.

The debentures carry no interest. As a result of the issuance of the debentures, the Company allocated $506,272 to a beneficial conversion feature and allocated $74,967 of the beneficial conversion feature to interest expense in 2005. The balance of the convertible debt on the December 31, 2005 balance sheet is as follows:

Investor incentive	$457,500
Beneficial conversion feature	(506,272)
Allocated to interest expense	74,967

Net convertible debt payable	$26,195

9. Equity Credit Line

In September, November and December of 2005, the Company issued promissory notes for $4,343,750 on a $25 million dollar equity line to a financing company and received proceeds of $3,555,000. The promissory notes mature in one year at an effective interest rate of approximately 20%.

Under the terms of the equity line agreement, the Company is obligated to pay the face value of the notes or an equivalent amount in common stock during the coming year. As a result of the agreement, the Company has registered 527,315,789 shares of common stock.

In November and December of 2005, the Company paid $334,333 and issued 3,268,464 shares of common stock to pay the amounts borrowed on the equity line.

10. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Dec-05	31-Dec-04

Net loss before provision for income taxes	($11,185,952)	($6,182,601)

Current tax expense:
Federal	$0	$0
State	0	0

Total	$0	$0

Less deferred tax benefit:
Timing differences	(4,935,873)	(3,253,443)
Allowance for recoverability	4,935,873	3,253,443

Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%

Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Timing differences	$4,935,873	$3,253,443
Allowance for recoverability	(4,935,873)	(3,253,443)

Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

11. Concentration of Credit Risk

The Company has entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s Stock over the course of 36 months after the Company’s registration statement was declared effective. The Company has borrowed against its equity line. Dilution, conditions in the market, terms of the Company’s credit, the ability to make its payments, and other effects could limit or entirely prevent the Company’s ability to draw down additional borrowings now or in the future, or to generate cash from the issuance of common stock to sustain operations and growth. One or more of these occurrences would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

The Company relies on the financial support its shareholders. A withdrawal of this support would have a material adverse affect on the Company’s consolidated financial position and its ability to continue to operate as a going concern.

12. Issuance of Warrants

During fiscal year 2005, the Company issued 36,575,000 warrants to purchase common stock to debenture holders and consultants. The Company applied an option pricing model to determine the fair value of the warrants issued. The following assumptions were used in the option pricing model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

A list of warrants outstanding at December 31, 2005 and December 31, 2004 is as follows:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity

Outstanding at January 1, 2004	4,600,000	$0.97	6.20

Issued	0
Expired	(400,000)

Outstanding at December 31, 2004	4,200,000	$0.96	2.64

Issued	36,575,000
Exercised	(313,000)
Expired	(400,000)

Outstanding at December 31, 2005	40,062,000	$0.41	3.53

There is no formal stock option plan for employees.

12. Purchase of Firecreek Petroleum Inc.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock. As a result of the purchase, the Company recognized $2,565,347 in goodwill. The goodwill represents the difference between the fair market value of the stock issued on the date of the purchase agreement and the net book value of the Company at the date of the purchase. At the date of the purchase, management concluded the goodwill asset recognized upon the purchase of these operations would not be recoverable and accordingly had recognized and impairment charge of $2,656,347 in the consolidated statement of operations in fiscal 2004.

13. Debt

The following is a listing of unaffiliated debt

	31-Dec-05	31-Dec-04

Unsecured note issued to an unaffiliated individual in March 2002 at 10% due in March 2003. The note was paid in full in June 2005	$0	$3,000

Capital lease payable on office equipment paid in 2005	0	9,273

Total unaffiliated debt	$0	$12,273

The following is a listing of notes payable and advances from shareholders:

Unsecured notes due to a shareholder due on demand with interest rates ranging from 12% to 18%. The notes were paid in full in June 2005	$0	$198,886

Unsecured notes due to a shareholder due on demand with interest at 12% The note was paid in full in June 2005	0	38,919

Unsecured note due to a shareholder due on demand with interest at 12% The note was paid in full in April 2005 by issuing 570,435 shares of common stock.	0	4,000

Unsecured note due to a shareholder due on demand interest at 18% The note was paid in full in June 2005	0	17,819

Note payable due a former shareholder of the Company. The statute of limitations on this debt expired in November 2005 and upon the advice of council the debt was written off.	0	373,306

Convertible debentures	26,195	214,441

Equity credit line maturing in 2006 at effective interest of 20%	3,204,427	0

Unsecured advances to shareholders and officers of the Company with interest payable at 6%	147,780	585,866

Total notes and advances payable to shareholders	$3,378,402	$1,433,237

14. Supplemental Information on Natural Gas Operations

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130 for development of the reserves. The following is a summary of the Company’s natural gas production activities at December 31, 2005.

	Proved developed and undeveloped In thousands of cubic feet.	Proved developed In thousands of cubic feet.

At January 1, 2005	0	0

Revisions	0	0
Improvements	0	0
Purchases	1,432,193	299,827
Extensions	0	0
Production	0	0

At December 31, 2005	1,432,193	299,827

Estimated future cash flows discounted at 10%

Net discounted futures cash flows:
Sales	$5,367,939	$1,402,637
Expenses and taxes	(3,203,253)	(837,007)

Net discounted future cash flows	$2,164,687	$565,631

Results of operations

Revenues		$0
Production costs		$0
Exploration costs		$0
Development costs		$488,130
Depreciation & amortization		$0
Provision for income tax		$0

Net loss from natural gas producing activities:		($488,130)

Capitalized cost of natural gas producing activities:
Natural gas lease property		$475,000
Well Equipment		126,000
Accumulated depreciation		0

Net capitalized costs of natural gas producing activities		$601,000

15. Disposal of IYSG

The business operations of IYSG were discontinued by a formal plan for disposal adopted by management in December 2005. The net of the assets and liabilities of IYSG are recorded as a net liability of discontinued operations in the consolidated balance sheets and the result of its operations are included in the consolidated statements of operations as loss from discontinued operations.

16. Commitments and Contingencies

The Company is committed to a non-cancelable operating lease for office space in Fort Worth, Texas. Future minimum lease payments required under this lease is as follows:

2006	$104,504
2007	35,260

Total minimum lease payments	$139,764

Rent expense for fiscal year 2005 and 2004 was $128,925 and $-0-, respectively.

In the event of a default on the equity line of credit discussed in Note 9, the holder can secure a portion of the Company’s assets not to exceed 200% of the face amount of the credit line and can increase the face amount of the credit line by 12.50% as a penalty. The holder can elect to convert unpaid balances of the equity credit line to three year convertible debentures at 15% at an exercise price of 50% of the lowest closing bid price for the Company’s stock for the fifteen days prior to conversion of the debentures.

17. Related Party Transactions

During fiscal years 2005 and 2004, the chief executive officer and shareholder provided office space to the Company. The chief executive officer charged the Company $5,132 and $-0- for the use of the space in fiscal years 2005 and 2004, respectively.

During fiscal year 2004, officers of the Company advanced $564,803 to the Company for its operations at no stated interest. Interest expense on the advances has been imputed at the Company’s cost of capital and $50,180 in interest expense has been recorded in the consolidated statement of operations.

In December 2004, officers of the Company forgave $157,000 of advances to the Company. Consequently, the Company recorded an extraordinary gain, net of tax, in the consolidated statement of operations.

In November 2005, the statute of limitations on the debt owed to a former shareholder expired and on the advice of council, the Company wrote the debt off. The Company recorded an extraordinary gain of $375,780 in the statement of operations.

During fiscal year 2005, shareholders charged the Company 6% interest or $28,432 on outstanding shareholder advances.

In December 2005, the Company issued 2,500,000 shares of common stock to an officer to pay a shareholder advance of $127,500.

18. Segment Information

The following table provides the Company’s geographic information for administrative expenses, total assets, depreciation and amortization, interest expense, and capital expenditures for the year ended December 31, 2005. The table is based upon the Company’s business operations or efforts to produce business operations by country.

Administrative expenses:
United States	$489,402
Turkey	72,640
Libya	32,020
Romania	106,330
Russia	498,807
Kazakhstan	804,101
Ukraine	52,203
Corporate	7,232,188

Total administrative expenses	$9,287,691

Total assets:
United States	$601,000
Turkey	0
Libya	0
Romania	0
Russia	0
Kazakhstan	0
Ukraine	0
Corporate	249,580

Total assets	$850,580

Depreciation & amortization:
United States	$0
Turkey	0
Libya	0
Romania	0
Russia	0
Kazakhstan	0
Ukraine	0
Corporate	16,040

Total depreciation	$16,040

Interest expense:
United States	$0
Turkey	0
Libya	0
Romania	0
Russia	0
Kazakhstan	0
Ukraine	0
Corporate	1,898,261

Total interest expense	$1,898,261

Capital expenditures
United States	$601,000
Turkey	0
Libya	0
Romania	0
Russia	0
Kazakhstan	0
Ukraine	0
Corporate	112,899

Total capital expenditures	$713,899

19. Subsequent Events

In March 2006, regarding the Ten Mile Draw project interests located in Sweetwater County Wyoming, well work-over development overage charges were estimated at $250,000 due winter conditions.

20. Restatement of 2004 Balances

Subsequent to the issuance of the financial report for fiscal year 2004, management determined that the price of the preferred shares to value the purchase of Firecreek Inc. was incorrect. The error understated net loss and net loss per share for fiscal year 2004. The following table shows the balances affected and the corrected amounts.

	As Restated	As Reported

Net loss	($6,978,881)	($6,025,601)
Loss per share- fully diluted	($0.13)	($0.11)
Preferred A	$205,347	$2,567
Preferred B	$760,000	$9,500

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation as of the date of this Report. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

Please see terms and provisions listed in our Voting Agreement, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed April 7, 2005.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the Company as of March 31, 2006 are as follows:

NAME	AGE	POSITION WITH COMPANY

Dennis R. Alexander	51	Chairman, and CFO of the Company, and Firecreek Petroleum, Inc.
John R. Taylor	61	President, and Director of the Company and President, CEO, and Director of Firecreek Petroleum, Inc.
William E. Merritt	62	Director, Executive Vice President and General Counsel of the Company, and Firecreek Petroleum, Inc.
Rupert C. Johnson	55	Director of the Company
Melvena Alexander	71	Secretary and Comptroller of the Company and Firecreek Petroleum, Inc.
Dr. Mousa Hawamdah	58	Director of the Company and Firecreek Petroleum, Inc. -Libyan Government Advisor
James M. Barker Jr.	52	Vice President, International Accounting for the Company and Firecreek Petroleum, Inc.
J. Michael Hester	65	Member of Advisory Board of the Company

Term for Directors: In accordance with Article 9.2 of the Company’s Bylaws: The members of the Board of Directors shall hold office until the first annual meeting of Stockholders and until their successors shall have been elected and qualified. At the first annual meeting of Stockholders and at each annual meeting thereafter the Stockholders shall elect Directors to hold office until the next succeeding annual meeting, except in the case of classification of the Directors. Each Director shall hold office for the term for which he is elected until his successor shall have been elected and qualified.

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

John R. Taylor has been President and Director of the Company, and President and Director of Firecreek Petroleum, Inc., since July 1, 2004. He has been CEO of Firecreek Petroleum, Inc. since July 27, 2005. He has over 26 years experience in the petroleum industry and been actively engaged in the search for commercial hydrocarbons since he was 13 years old, beginning his career in the oil industry working the family business: Mr. Taylor graduated St. Johns Military School; University of Nebraska, BGS Political Science and Prelaw. Mr. Taylor is also a Graduate of Halliburton Energy Institute. His Military service in the U. S. Army was during the period from 1965 to 1975 being honorably discharged in 1975 as a Captain (P). He served in Viet Nam, Germany and Korea in Aviation and Air Defense assignments. He is a Member of numerous oil and gas related clubs and associations, including the North Texas Oil & Gas Association, listed in Who’s Who in the South and Southwest and in Who’s Who in Finance and Industry. Mr. Taylor is a member of the Confederate Air Force and a former Regional Coordinator for the American Defense Institute. Mr. Taylor has been directly involved in evaluation of prospect operations, drilling production, project management, and seismic exploration, as well as acquisition and development. Mr. Taylor founded a group of companies with his associates known as the Firecreek Group of companies, or simply Firecreek, which has operated directly, or through subsidiaries or branches, in the U.S., Turkey and Romania, and have sought opportunities in Vietnam, Russia, Chechnya, Bosnia-Herzegovina, the Caribbean, Mexico and South America. Mr. Taylor was a principal advisor to the Serbian government in the early post-war battle damage assessment and reconstruction planning efforts of the Bosnia petroleum facilities and pipelines. In 1994, returned to post-war Vietnam and negotiated and obtained an initial Production Sharing Contract (“PSC”) covering essentially the entire onshore area south of Saigon, as well as the adjoining shallow coastal water area extending out 12 to 25 miles from the shoreline. He has gained experience from the Vietnam project in the use of satellite-based telecommunications which was utilized in Bosnia-Herzegovina implementing a program for British soldiers to be able to call home after the war. Mr. Taylor has extensive experience in project planning, execution and management and a reputation for handling difficult and complex international situations involving remote petroleum operations and host government relations. Mr. Taylor devotes approximately 40-80 hours per week, and more as required, to the business of the Company.

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

Rupert C. Johnson has served as a Director of the Company since October 4, 2005. Mr. Johnson is the senior partner and head of Tirion Group, Inc. leading a team which is engaged in business processes in the Resources Sector, with its concentration towards Oil and Metals in production and marketing related activities. Tirion has assisted the Company’s Strategic operations, corporate objectives, and provided funding. Mr. Johnson has extensive experience in Consulting and Investments through his business interests in resources and trading. He has developed projects in oil products in the Middle East, Southern Africa and Central Europe. Mr. Johnson’s concentration is towards cash producing investment, working with investment funds and other sources of finance. He has work relationships with several oil, mining and trading entities. Mr. Johnson holds small interests in certain trading and mining ventures. Mr. Johnson was formerly founding CEO and largest private shareholder of a trading and investment business involved in the oil, chemical and metal, and agricultural sectors in the Sub Saharan African continent known as the EXTRADE Group. The group’s base was mainly operated from Cape Town and Johannesburg for the African Region and internationally from the UK and Switzerland The group developed substantial trade and supportive investments in petroleum in refining, storage and retail, storage and land investments in Agriculture. The group also developed partnerships with multi-national associated business entities based in several African countries, Singapore, Germany, Switzerland, Argentina and Brazil, Black Sea countries and in the middle East. The group which commenced business in 1985, was, prior to its dissolution commencing in 2001/2, one of the largest privately owned businesses in the Southern African region employing over 1000 staff and assets in excess of $100 million. Several of the unbundled businesses remain today in controlling roles in their activities in certain regions in the Sub Saharan continent.

Melvena Alexander serves as Secretary and Comptroller of the Company and Firecreek Petroleum, Inc. since July 1, 2004. She served as Secretary since March 15, 2003 to June 30, 2004 having been Secretary and Comptroller of the Company since May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports. From October 1998 through April 16, 2004 she worked in the Department of Patient Finance at Arizona State Hospital as an Accounting Technician 11. Mrs. Alexander graduated Arizona State University with a B.S. in Accounting, received CPA Certificate, State of Arizona. She is a member of AICPA and the American Society of Women Accountants. Mrs. Alexander devotes a minimum of 40-60 hours per week, and more as required, to the business of the Company.

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

James M. Barker Jr. has been Vice President International Accounting for the Company and Firecreek Petroleum, Inc. since July 1, 2004. He is an honors graduate, B.B.A., and received his M.B.A. in Finance from Texas Christian University, Fort Worth, Texas. He is a Certified Public Accountant and a member of the American Institute of CPA’s, the Texas State Society of CPA’s and the Fort Worth Chapter of CPA’s. He has published several papers relating to marketing and finance and has been a Finance instructor. He has expertise in cash management, capital and debt restructuring, portfolio management, financial projections and electronic data processing and financial reporting systems. He also has in-depth consulting experience in all phases of business operations, financial reporting, computer installations, auditing, financial management, and tax return preparation. Mr. Barker has extensive experience in the public, private and international sectors regarding analysis and resolution of complex financial and operational situations.

On November 22, 2005, greater than a majority of the Board of Directors of the Company approved a corporate restructuring and reorganization resulting in, among other things, certain changes to the executive offices and staff positions and the creation of certain committees (the “Reorganization”). The Reorganization became effective on November 30, 2005 and is intended to more effectively align the Company in anticipation of growth in its domestic and international oil production. As a result of the Reorganization, the position of Chief Executive Officer has been eliminated and the Registrant’s former Chief Executive Officer, Mr. Gregg Fryett, was been suspended.

It is intended that the Reorganization will allow the executive management to focus more precisely on operations with less bureaucracy and stifling bottlenecks to more effectively deal with critical timelines. The Reorganization calls for the creation of specific related executive and finance committees, which will collectively streamline operations and allow pertinent business and finance matters to move through a more efficient and deliberative process for recommendation to the Board of Directors. Each committee will be comprised of a variety of specific talents with the expertise needed to effectively address certain oil and gas matters, as well as finance issues that require Board approval.

On December 20, 2005, after review, the Board of Directors and the Executive Management Committee voted to terminate Mr. Fryett’s executive position as CEO and all service provider ad hoc arrangements with the Company. Further as a result of the Reorganization on November 22, 2005, Charles Alliban was removed as Treasurer of the Company and Firecreek, and Peter Fryett was removed as Vice President and Assistant Secretary of the Company and Firecreek. At the time and prior to the disposal of the Company’s marine segment, Dennis R. Alexander, the Chief Financial Officer and

Chairman of the Board, and/or any person designated or appointed by him, was appointed as director of the Company’s whooly-owned subsidiary, International Yacht Sales Group Ltd.

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

Family Relationships

Dennis R. Alexander, Chairman and CFO is the son of Melvena Alexander, Secretary and Comptroller.

Committees Of The Board Of Directors

The Board of Directors has the following committees: Audit, Nominating, Executive, Projects, Compensation and Stock Option, Administration and Legal, Finance, and Shareholder and Investor Relations.

In 2005 we restructured and added to our 2004 committee initiatives. We are again in process of evaluating various committee structures, and persons capable of becoming independent seat(s), and to provide for a more independent committee functionability and standards.

The Audit Committee is composed of one member: Dr. Mousa Hawamdah, its Chairman.

The responsibilities of the Audit Committee include: (1) the recommendation of the selection and retention of the Company’s independent public accountants; (2) the review of the independence of such accountants; (3) to review and approve any material accounting policy changes affecting the Company’s operating results; (4) the review of the Company’s internal control system; (5) the review of the Company’s annual financial report to stockholders; and (6) the review of applicable interested party transactions.

The Committee formed to act as a Nominating Committee is composed of three members of the Board of Directors: Messrs. Alexander, Chairman, Taylor, member and Johnson, member.

The function of the Nominating Committee is to seek out qualified persons to act as members of the Company’s Board of Directors, and provide for compliance standards. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (a) the Nominating Committee members, (b) our other Directors, (c) our stockholders, and (d) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the merits of each candidate’s total credentials.

The Executive Committee is composed of four members of the Board of Directors: Messrs. Alexander, Chairman-member, Taylor, member, Johnson, member, and Merritt, member.

The function of the Executive Committee is to exercise all power and authority of the Board of Directors, except as limited by the Company’s by-laws or applicable law, and further in accordance with the Company’s Corporate Governance Guidelines.

The Projects Committee is composed of three members of the Board of Directors: Messrs. Taylor, Chairman-member, Alexander, member, and Merritt, member.

The function of the Projects Committee is to propose new oil and gas projects for consideration by the Executive Committee and to coordinate with the Finance Committee to present a joint recommendation for such projects to the Executive Committee and the Board of Directors. Upon approval of a project, the Projects Committee coordinates with the Finance Committee and appropriate entities and persons, including management, lenders and project operators, to oversee and manage the accomplishment of approved projects.

The Committee formed to act as the Compensation and Stock Option Committee is composed of three members of the Board of Directors: Messrs. Alexander, Chairman-member, Taylor, member, and Johnson, member.

The function of the Compensation and Stock Option Committee is to review and recommend along with the Board of Directors, compensation and benefits for the executives of the Company, consultants, and administers and interprets the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

The Committee formed to act as the Administration and Legal Committee is composed of two members of the Board of Directors: William E. Merritt, as Chairman, and Dennis R. Alexander as a member.

The function of the Administration and Legal Committee is to supervise matters relating to staff and administration, personnel, payroll, facilities, equipment and systems.

The Committee formed to act as the Finance Committee is composed of four members of the Board of Directors, and one external consultant: Messrs. Alexander, Chairman-member, Johnson, member, Taylor, member, Merritt, member, and Dermot McAtamney of DLM Asset Management, external financing matters.

The function of the Finance Committee is to oversee financial affairs of the Company and make recommendations to the Executive Committee and Board of Directors regarding financial affairs and policies of the Company, seek funding for approved projects, and track use of funds for projects and operations.

The Committee formed to act as the Shareholder and Investor Relations Committee is composed of one member of the Board of Directors: George B. Faulder, its Chairman. Mr. Faulder who resigned on March 10, 2006 is replaced on April 8, 2006 by Mr. Joseph M. Vasquez III, as its Chairman and adds Dermot McAtamney as a member.

The function of the Shareholder and Investor Relations Committee is to assist the Executive Committee and the Board of Directors in maintaining good relations with the Company’s shareholders and investors, and disseminating information regarding the Company’s activities.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2005, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

On December 31, 2003, the Company adopted its Code of Ethics and Business Conduct that applies to all of the officers, directors and/or employees of the Company. The Code of Ethics is included and filed as Exhibit 14 to our Form-10KSB filed on April 27, 2004 incorporated herein for reference. The Code is posted on our website (www.egpifirecreek.com) currently under final stages of development/construction. We will disclose on our completed website any waivers of, or amendments to, our Code.

ITEM 10 - EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2005 for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company through Firecreek Petroleum, Inc. retained approximately eight employees during Fiscal Year 2005. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

All shares beneficially owned by the named executives below listed are bound by terms of a Voting Agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2005 incorporated herein by reference).

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards

Name and Principal Position1/16/17	Year	Salary ($)		Other Annual Compensation ($) 3/		Restricted Stock Awards ($) 2/		Securities Underlying Options(#)	All Other Compensation ($) 4/5/

Dennis R. Alexander (*)	2005	n/a		n/a		n/a		-0-	144,000	9/13/
Chairman and CFO	2004	n/a		n/a		400,000	6/7/10/	2,000,000	80,000	8/10/
	2003	n/a		n/a		100,000	6/ 10/	-0-	-0-

John R. Taylor	2005	55,000	(**)	83,600	9/14	n/a		-0-	144,000	9/ 14/
President and Director	2004	n/a		30,000	(**)	80,000	7/11	2,000,000	192,000	8/11/
	2003	n/a		n/a		n/a		-0-	-0-

William E. Merritt	2005	70,000	(**)	83,600	9/15/	n/a		-0-	144,000	9/ 15/
Executive V.P.	2004	n/a		n/a		80,000	7/12	2,000,000	192,000	8/12
and General Counsel	2003	n/a		n/a		n/a		-0-	-0-

1/

As part of an agreement with Firecreek Petroleum, Inc. for the Exchange of Common Stock Dated July 29, 2004, all named executives listed in the table received provisions and rights for facilitation fees, on completion of certain events, and terms to be established, as listed therein Section 9. d. of the agreement filed July 16, 2004 on Form 8-K as exhibit 21.1 thereto and incorporated for reference. Please also see “Certain Relationships and Related Transactions”.

2/

The amount in this column for 2003 represents the value of restricted stock grants made to the named executive on July 1, 2003 based on the closing market price on or near $0.05; $320,000 of the amount listed in this column for 2004 represents the value of restricted stock grants made to D.R. Alexander on April 1, 2004, based on the closing market prices on or near such date of $0.16; $80,000 of the amount listed in this column for 2004 represents the value of restricted stock grants each made to D.R. Alexander, J.R. Taylor, and W.E. Merritt, on August 2, 2004, based on the closing market prices on or near such dates of $0.08.

3/

The amount in this column for 2005 represents the value of the common restricted stock underlying sub-series C-2 of series C preferred stock on July 12, 2005 to the named executives. J.R. Taylor, and W.E. Merritt, received 110,000 shares each for services rendered, based on the closing market prices on or near such dates of $0.076.

4/

The amounts in this column for 2004 represents the value of the series B preferred stock issued to each of the named executives on August 2, 2004, based on the then closing market prices on or near such date at $0.08 per share. As additional consideration on behalf of the agreement with Firecreek Petroleum, D.R. Alexander, J.R. Taylor, and W.E. Merritt, received 1,000,000, 2,400,000, and 2,400,000 shares, respectively. Each share of Series B preferred converted into 1 share of common restricted stock on August 2, 2005 according to its rights and preferences.

5/

The amounts in this column for 2005 represents the aggregate value of series C preferred stock issued to each of the named executives on April 5, and July 12, 2005, based on the then closing market prices on or near such dates of $.02 and $.076 per share, respectively. D.R. Alexander, J.R. Taylor, and W.E. Merritt each received 150,000 shares of sub-series C-1, and 150,000 shares of sub-series C-2 of series C preferred stock, on April 5, and July 12, respectively. Series C preferred converts 1:10 into common restricted stock, six months from the date of issuance, and in accordance with its rights and preferences. Each share of the sub-series C-1 of series C preferred issued to the named executives converted to ten shares of common on October 5, 2005.

6/	D.R. Alexander was granted 2,000,000 shares of restricted stock on July 1, 2003, and 2,000,000 shares of restricted stock on April 1, 2004.

7/	D.R. Alexander, J.R. Taylor, and W.E. Merritt, were each granted 1,000,000 shares of restricted stock on August 2, 2004.

8/

D.R. Alexander, J.R. Taylor, and W.E. Merritt, each received 1,000,000, 2,400,000, and 2,400,000 shares of common restricted stock on August 2, 2005, respectively. This was a result of the automatic conversion of series B preferred stock on a one for one basis to common one year from its original date of issuance.

9/

J.R. Taylor and W.E. Merritt each received 110,000 shares of C-2 of series C preferred on July 12, 2005. Additionally, D.R. Alexander, J. R. Taylor, and W.E. Merritt each received, a.) 150,000 shares of sub-series C-1 of series C preferred on April 5, 2005 and each of their issuances has converted into 1,500,000 shares of common restricted stock as of October 5, 2005, and b.) 150,000 shares of sub-series C-2 of series C preferred on July 12, 2005 which converts on January 12, 2006. The sub-series C-2 is not yet converted as of December 31, 2005.

10/

Mr. Alexander holds a total of 6,000,000 shares of common restricted stock as of December 31, 2005. The market value of the 6,000,000 shares on December 31, 2005 was $180,000. No dividends are paid on the restricted common stock held.

11/

Mr. Taylor holds a total of 3,600,000 shares of restricted stock as of December 31, 2005. The market value of the 3,600,000 shares on December 31, 2005 was $108,000. No dividends are paid on the restricted common stock held.

12/

Mr. Merritt holds a total of 3,600,000 shares of restricted stock as of December 31, 2005. The market value of the 3,600,000 shares on December 31, 2005 was $108,000. No dividends are paid on the restricted common stock held.

13/

Mr. Alexander holds a total of 1,500,000 shares of common restricted stock as a result of C preferred conversion to common, and an additional 150,000 shares of unconverted sub-series C-2 of series C preferred as of December 31, 2005. The market value of these shares on December 31, 2005 was $90,000. No dividends are paid on the restricted common or preferred stock held.

14/

Mr. Taylor holds a total of 1,500,000 shares of common restricted stock as a result of C preferred conversion to common, and an additional 260,000 shares of Sub-Series C-2 of Series C preferred as of December 31, 2005. The market value of the underlying common restricted shares on December 31, 2005 was $123,000. No dividends are paid on the preferred stock held.

15/

Mr. Merritt holds a total of 1,500,000 shares of common restricted stock as a result of C preferred conversion to common, and an additional 260,000 shares of Sub-Series C-2 of Series C preferred as of December 31, 2005.. The market value of the underlying common restricted shares on December 31, 2005 was $123,000. No dividends are paid on the restricted stock held.

16/	D.R. Alexander has been with the Company since 1999; J.R. Taylor, and W.M. Merritt, since July 2004.

17/

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

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

(**)	Represents compensation received by the named executives from Firecreek Petroleum.

Option Grants in Fiscal Year 2004

Individual Grants

The following table provides information related to options granted, vesting to our named executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted (#)a/b/	% of Total Options Granted in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date

Dennis R. Alexander	2,000,000	11.76%	$.70	2/9/09
John R. Taylor	2,000,000	11.76%	$.70	2/9/09
William E. Merritt	2,000,000	11.76%	$.70	2/9/09

a/ The market price for the underlying restricted common stock on August 9, 2004, the date of grant, and December 31, 2005, for all grants listed in the table was $0.10, and $0.03 respectively.

b/ Including those executives listed in the above table, the total number of options granted, vesting in the Fiscal Year 2005 to all officers, consultants, directors, and advisors was 17,000,000.

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

(4) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005.

(5) The Expiration Date for all option agreements is 2/9/2009.

(6) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(7) For all option grants listed in the table above the following provision is provided: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so (“Notice of Intent”) and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter’s opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

Dennis R. Alexander	—	—	2,000,000	—
John R. Taylor	—	—	2,000,000	—
William E. Merritt	—	—	2,000,000	—

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Director Compensation

As of February 4, 2000 each member of the Board of Directors, subject to approval of the Chairman and CEO, may be paid $500.00 per formal meeting plus certain expenses for out of State Directors incurred in connection with attendance at Board and Committee meetings. There are no agreements provided to Directors or individual agreements with any Director other than that presented in this paragraph, and the understanding that at minimum a traveling Director will be considered by the Chairman more favorably for reimbursement of expenses for travel and may, at the election of the Chairman, be paid $500 for attendance at a formal meeting. This determination by the Chairman to provide for either reimbursement or compensation for a formal meeting is principally to be based on the finances of the Company available at the time.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of December 31, 2005. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-KSB filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-KSB filing, have been exercised or converted.

Title of Class	Name and Address Beneficial Owner	Beneficial Ownership			Percent of Class

Common and	Gregg Fryett	17,434,818	*	(1)	6.20%
Preferred	50 Reddenhill Road
	Torquay
	Devon TQ1 3RR
	United Kingdom

Common and	Dennis R Alexander **	12,512,500	*	(2)	4.45%
Preferred	6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Rupert C. Johnson **	73,346,240	*	(3)	26.08%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common and	John R. Taylor**	14,212,887	*	(4)	5.05%
Preferred	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common and	Dr. Mousa Hawamdah**	8,270,174	*	(5)	2.94%
Preferred	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common and	George B. Faulder IV	12,028,409	*	(6)	4.28%
Preferred	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common and	William E. Merritt**	11,862,887	*	(7)	4.22%
Preferred	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common	Peter Fryett	4,380,000	*	(8)	1.56%
	153 Duchy Dr.
	Paignton,
	Devon TQ31EW
	United Kingdom

Common and	Charles Alliban	2,450,000	*	(9)	0.87%
Preferred	The White House, Luscombe Rd.
	Paignton,
	Devon TQ33XW
	United Kingdom

Common and	Melvena Alexander**	2,815,000	*	(10)	1.00%
Preferred	6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	James M. Barker Jr.**	1,223,500	*	(11)	0.44%
	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common and	All Officers and Directors
Preferred	as a Group (**8-Persons)	160,536,415	*		57.08%

* Persons in the preceding table, and corresponding footnotes, are also part of and bound by a voting agreement, along with other shareholders.

(a) For all Persons in the preceding table, and corresponding footnotes: Options, and Sub-Series C-2 of Series C Preferred are included in calculations as to each persons beneficial ownership position.

(1) Includes 9,195,000 shares owned directly by Mr. Gregg Fryett our former CEO and Director, and 2,000,000 shares owned by Mrs. Rachel Fryett his wife. Also included are i) 2,000,000 shares of restricted common stock under presently exercisable stock options, which may be purchased by Mr. Gregg Fryett after February 9, 2005, ii) 260,000 of Sub Series C-2 carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006, and iii) 1,639,818 shares are held in the name of Big Boat Company, Ltd. of which the reporting person is shareholder and director.

(2) Includes 7,912,500 shares owned directly by Mr. Alexander, and 300,000 in the name of his wife, Deborah L. Alexander. There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children, and he has voting power over 50,000 in the name of Aaron  Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife’s adult children. Also included are i) 600,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alexander after November 30, 2000, ii) 2,000,000 shares of common restricted stock under presently exercisable stock options which may be purchased by Mr. Alexander after February 9, 2005, and iii) 150,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006.

(3) Includes 67,996,340 shares in which Rupert C. Johnson has voting and dispositive power over the shares by virtue of being the principal of Tirion Group, Inc., the beneficial owner of the shares. Also reflected in the table: i) Mr. Johnson indirectly owns warrants to purchase 2,000,000 shares of common stock and has voting and dispositive power over the shares by virtue of being the principal of Tirion Group, Inc., the beneficial owner of these shares. Common shares underlying these presently exercisable warrants may be purchased by Tirion Group, Inc. after May 18, 2005; ii) As of February 2006, Mr. Johnson indirectly owns by virtue of an assignment, warrants to purchase 3,350,000 shares of common stock and has voting and dispositive power over the shares by virtue of being the principal of Tirion Group, Inc., the beneficial owner of these shares, a company that Mr. Johnson is a principal shareholder and manager thereof.

(4) Includes 8,912,887 shares owned directly by Mr. Taylor. Also included are i) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Taylor after February 9, 2005, and ii) 260,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006. Further included in the table are gifts made by Mr. Taylor to the following persons and amounts, of his original Series B Preferred converted 1:1 into common restricted stock: a.) 100,000 shares to Ben E. Taylor Irrevocable Living Trust, for family member b.) 100,000 shares to Ben R. Taylor Living Trust, for family member c.) 100,000 shares to Cheryl Cashion 1998 Family Trust, for family member d.) 100,000 shares to Joseph S. Behm, for family member e.) 100,000 shares to Ann M. Adams, for family member f.) 100,000 shares to John Russell Taylor, for family member g.) 100,000 shares to John Dustin Taylor, for family member. Mr. Taylor maintains voting power over all of the gifts.

(5) Includes 6,270,174 shares owned directly by Dr. Hawamdah. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Hawamdah after February 9, 2005.

(6) Includes 7,428,409 shares owned directly by Mr. Faulder. Also included are i) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Faulder after February 9, 2005, and ii) 260,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006.

(7) Includes 7,262,887 shares owned directly by Mr. Merritt. Also included are i) 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Merritt after February 9, 2005, and ii) 260,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 of shares of common restricted stock on January 12, 2006.

(8) Includes 1,280,000 shares owned directly by Mr. Peter Fryett, our former Vice President, Assistant Secretary and a director, and 1,100,000 in the name of his wife, Marion Fryett. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Peter Fryett after February 9, 2005.

(9) Includes 200,000 shares owned directly by Mr. Alliban, our former Treasurer and a director. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alliban after February 9, 2005, and 25,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006.

(10) Includes 1,215,000 shares owned directly by Mrs. Alexander. Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mrs. Alexander after November 30, 2000, and 110,000 of Sub Series C-2 Preferred Stock carrying 10 votes per share, converting 1:10 into shares of common restricted stock on January 12, 2006.

(11) Includes 223,000 shares owned directly by Mr. Barker Jr. Also included are 1,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Barker Jr. after February 9, 2005.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Management

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, rights and provisions, grants and bonus, additional consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman and Chief Financial Officer and Director, John R. Taylor, President and Director, William E. Merritt, Executive Vice President, General Counsel and Director.

Transactions with Former Executive Management

For additional information other than that furnished in this section regarding: former Officers and Directors George B. Faulder, former Vice President and Director of the Company and Firecreek Petroleum; and, Gregg Fryett, former CEO and Director of the Company and Firecreek Petroleum, and International Yacht Sales Group, LTD., please see information under Item 10 – “Executive Compensation” and other information contained in Form 10-KSB filed April 12, 2005, incorporated herein by reference.

Contracts

The Company has verbal contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows:

		Paid		Accrued

Entity	Related Party	2005	2004	2005	2004

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$133,250	$-0-	$-0-	$120,000
Angro Holding Ltd f/k/a	Gregg Fryett (2)	$100,000	$20,000	$-0-	$100,000
Able Marine, Ltd. Melvena Alexander, CPA	Melvena Alexander (3)	$78,300	$31,879	$-0-	$24,121

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.

(2)	Gregg Fryett, Chief Executive Officer until November 30, 2005, and Director through December 31, 2005, and shareholder of the Company.

(3)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.

Indirect Third Party Consulting Fee Arrangement with Director

On June 14, 2005 the Board of Directors of the Company approved the signing of a Fee Protection Agreement with DLM Asset Management (“DLM”) in connection with utilizing DLM in the area of raising various forms of financing and business development. Pursuant to the Agreement, we are required to pay to DLM ten percent (10%) cash compensation and ten percent  (10%) warrant compensation on the first $4,000,000 that the Company receives. As of June 16, 2005 the Company has paid in the aggregate a total of $400,000, excluding expenses, to DLM on behalf of its plan of finance with Tirion Group, Inc., which includes other term provisions with DLM listed in our Registration Statement on Form SB-2/A declared effective on September 7, 2005 and incorporated by reference hereto. Of the aggregate total of $400,000 paid to DLM, approximately $200,000 was paid to Tirion Group, Inc. of which Rupert C. Johnson, a Director of the Company, is a principal shareholder and manager thereof.

Salary to Former Vice President and Director

George B. Faulder, a former Vice President and Director of the Company and Firecreek Petroleum, and a Shareholder of the Company, received salary in the amount of USD $55,000 during 2005 (see other related compensation and non compensation stock issuances to George B. Faulder listed in this section).

Preferred Stock Issuances

As part of an agreement with Firecreek Petroleum, Inc. for the Exchange of Common Stock Dated July 29, 2004, all named executives in the table below received provisions and rights for facilitation fees, on completion of certain events, and certain terms to be established, as provided in the agreement filed July 16, 2004 on Form 8-K as exhibit 21.1 thereto and incorporated for reference.

On April 5 and July 12, 2005, by majority consent of the Board of Directors and applicable committees approved the following issuances of its Sub-Series C-1 and C-2 of Sub Series C Preferred Stock, par value $0.001 per share, to the following persons. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For description of Rights and Preferences as to C-1 of Sub Series C Preferred stock please see Exhibit 99.2 to a Current Report on Form 8-K filed April 7, 2005; and, as to C-2 of Sub Series C Preferred Stock please see Exhibit 99.2 to a Current Report on Form 8-K, as amended, filed initially on July 14, 2005, both incorporated herein by reference. The shares are covered under a Voting Agreement (please see “Exhibit 99.3” to a Current Report on Form 8-K filed April 7, 2005, incorporated herein by reference).

(*)See Notes Below Table)).

Name	Date(s)	Share Amount	Type of Consideration	Fair Market Value of Consideration	Value of Underlying Common Stock ($)

George B. Faulder (1)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
6777 Camp Bowie Blvd.	7/12/05	150,000/b	in exchange for	$1500	$114,000
Suite 215			Rights in connection
Fort Worth, TX 76116			with the Company’s
			acquisition of FPI

Gregg Fryett (2)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
50 Reddenhill Road	7/12/05	150,000/b	in exchange for	$1500	$114,000
Torquay			Rights in connection
Devon TQ1 3RR			with the Company’s
United Kingdom			acquisition of FPI

/a Shares of Sub-Series “C-1” of Series C Preferred Stock

/b Shares of Sub-Series “C-2” of Series C Preferred Stock

(*) $288,000 of the financing proceeds in the immediately preceding table were used primarily for additional consideration in exchange for a partial amount of the Rights established for services in connection with the Company’s acquisition of FPI. Each named person’s established rights therein remaining is agreed to be reduced by $150,000 each on April 5, and July 12, 2005, respectively, and such amount of rights in the aggregate are cancelled accordingly.

(1) George B. Faulder is the former Vice President and a Director of the Company and Firecreek Petroleum, and a Shareholder of the Company.

(2) Gregg Fryett is the former Chief Executive Officer and a Director of the Company, Firecreek Petroleum, and International Yacht Sales Group, LTD., and a Shareholder of the Company.

On July 12, 2005, by majority consent of the Board of Directors, the Compensation and Stock Option Committee, and the Executive Management Committee, the Registrant approved the following issuances of its Sub-Series C-2 Preferred Stock, par value $0.001 per share, to the following persons. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For description of Rights and Preferences see Exhibit 99.2 to a Current Report on Form 8-K, as amended, filed initially on July 14, 2005, incorporated herein by reference.

(*)(See Notes Below Table)).

Name	Date(s)	Share Amount	Type of Consideration	Fair Market Value of Consideration	Value of Underlying Common Stock ($)

Melvena Alexander(**)(1)	7/12/05	110,000	Preferred Stock	$1100	$83,600
6564 Smoke Tree Ln			in consideration of
Scottsdale, Arizona 85253			services rendered to
the Company or FPI

George B. Faulder (**)(2)	7/12/05	110,000	Preferred Stock	$1100	$83,600
6777 Camp Bowie Blvd.			in consideration of
Suite 215			services rendered to
Fort Worth, TX 76116			the Company or FPI

Gregg Fryett (**)(3)	7/12/05	110,000	Preferred Stock	$1100	$83,600
50 Reddenhill Road			in consideration of
Devon TQ1 3RR			services rendered to
United Kingdom			the Company or FPI

(*) $250,300 of the financing proceeds in the immediately preceding table were used primarily in consideration of services rendered to the Company or Firecreek Petroleum.

(1) Melvena Alexander is Secretary and Comptroller of the Company and Firecreek Petroleum, and a Shareholder of the Company.

(2) George B. Faulder is a former Vice President and Director of the Company and Firecreek Petroleum, and a Shareholder of the Company.

(3) Gregg Fryett is the former Chief Executive Officer and a Director of the Company, Firecreek Petroleum, and International Yacht Sales Group, LTD., and a Shareholder of the Company.

(**) The shares are covered under the terms of the Voting Agreement listed in Exhibit 99.3 to a Current Reports on Form 8-K, filed April 7, 2005, and incorporated by reference thereto.

Option Issuances

The following table provides information related to options granted, vesting to our former named executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted (#)a/b/	% of Total Options Granted in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date

Gregg Fryett	2,000,000	11.76%	$.70	2/9/09
George B. Faulder	2,000,000	11.76%	$.70	2/9/09

a/ The market price for the underlying restricted common stock on August 9, 2004, the date of grant, and December 31, 2005, for all grants listed in the table was $0.10, and $0.03 respectively.

b/ Including those executives listed in the above table, the total number of options vesting in the Fiscal Year 2005 to all officers, consultants, directors, and advisors, either affiliated or non affiliated, was 17,000,000.

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

(4) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005.

(5) The Expiration Date for all option agreements is 2/9/2009.

(6) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(7) For all option grants listed in the table above the following provision is provided: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so (“Notice of Intent”) and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter’s opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

Gregg Fryett	—	—	2,000,000	—
George B. Faulder	—	—	2,000,000	—

Unsecured, Demand Note Payable to John R. Taylor, President and Director, for loans made to Firecreek Petroleum, Inc. Total for the note is $316,483 at December 31, 2004. The note is current at March 31, 2005, and thereafter reduced to $59,531 at December 31, 2005. The note is current at March 31, 2006. The note is due on demand.

Unsecured, Demand Note Payable to George B. Faulder IV, former Vice-President and Director, for loans made to Firecreek Petroleum. Total for the note is $59,389. The note is current at March 31, 2006. The note is due on demand.

Unsecured, Demand Note Payable to Big Boat Company, U.K., a company owned by Gregg Fryett, the former Chief Executive Officer of the Company, as part of the acquisition of IGH and IYSG. Total for the note is approximately USD$240,118 based on the then conversion rate (British Pound Sterling to USD) at December 31, 2004. The note, its principal and interest, was paid in full at September 30, 2005.

Promissory Notes Payable to Thomas J. Richards, formerly an advisory member through April 2004. Total for all notes owed is $146,525, the principal balance. The notes, and all principal and interest, were paid in full at June 17, 2005.

Unsecured, Demand Note Payable to Dennis R. Alexander, Chairman and CFO, and then President, director and shareholder for cash funds loaned to the Company in the amount of $109,780. The notes principal and interest was paid in full at December 31, 2005.

Unsecured, Demand Note Payable to Melvena Alexander, CPA, Secretary and Comptroller for accrued services for the Fiscal Year ended 2002 in the amount of $60,000. The note principal and interest is paid in full as of December 31, 2005.

Promissory Notes payable to Larry W. Trapp, a former director of the Company through April 26, 2004, and currently a shareholder of the Company. A note in the amount of $14,200 was issued June 1, 2001 with interest at 12% per annum. A second note in the amount of $22,000 was issued August 16, 2002 with interest at 12%. Both notes, and their respective principal and interest, were paid in full in June 2005.

Convertible debenture note in the principal amount of USD $4,000,000, due to Tirion Group, Inc. Rupert C. Johnson, principal of Tirion Group, Inc. is also a Director of the Company as of October 4, 2005. The note and its principal and interest was paid in full by conversion to common stock in September 2005.

The Chief Executive Officer and Shareholder of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises and at this time is continuing to be provided free of charge.

The former CEO or Managing Director of International Yacht Sales Group, Ltd. (IYSG), and former Chief Executive Officer and Director of the Company Mr. Gregg Fryett, provided office space located at 50 Reddenhill Road, Torquay Devon TQ1 3RR United Kingdom, for the IYSG management operations, and the Company’s International offices free of charge until the end of fiscal year 2004. The Company discontinued IYSG in late 2005 and Mr. Fryett has been terminated as CEO of the Company.

The President, and Director of Firecreek Petroleum, and President, Director, and Shareholder of the Company Mr. John R. Taylor provided co-sharing of approximately 1963 square feet of office space through a non affiliated family company at no charge during fiscal year 2004 and through May 31, 2005. The Company’s wholly-owned subsidiary, Firecreek Petroleum headquartered at 6777 Camp Bowie Blvd S-215, Ft. Worth, TX 76116, is now the lessee of office space in Fort Worth, Texas. The lease is for 24 months from June 1, 2005 through May 31, 2007. Basic monthly rent is $7,053 and approximately $49,361 has been paid from June through December 2005.

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

3.1

Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 99.1 to Current Report on Form 8-K dated Feb. 15, 2005, filed February 22, 2005 and incorporated herein by reference). *

3.2	Correction of Articles of Amendment to Articles of Incorporation of EGPI Firecreek Inc., filed with the Nevada Secretary of State on May 12, 2005.

3.3	Amended By-Laws of Registrant, dated July 1, 2004 (filed as exhibit 2.2 to Current Report on Form 8-K dated June 4, 2004, filed July 15, 2004, and incorporated herein by reference).

5.1	Consent of Gersten, Savage, LLP (filed as Exhibit 5.1 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.1

Securities Purchase Agreement dated May 18, 2005, between the Company and Tirion Group, Inc. (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.2	Registration Rights Agreement dated May 18, 2005, between the Company and Tirion Group, Inc. (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated by reference).

10.3

Intellectual Property Security Agreement dated May 2, 2005, by and between the Company and AJW Partners and its affiliates (filed as an Exhibit on Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.4

Guaranty and Pledge Agreement dated May 2, 2005, between the Company, Greg Fryett, CEO of the Company, and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.5

Security Agreement dated May 2, 2005, between the Company and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.6	Form of Callable Secured Convertible Note to AJW Partners LLC, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.7	Form of Callable Secured Convertible Note to AJW Offshore Limited, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.8	Form of Callable Secured Convertible Note to AJW Qualified Partners, LLC, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference).

10.9

Form of Callable Secured Convertible Note to New Millenium Capital Partners II, LLC, dated May 2, 2005, (filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference).

10.10	Final Voting Agreement of EGPI Firecreek (filed as exhibit 99.3 to Current Report on Form 8-K dated April 5, 2005, filed April 7, 2005 and incorporated herein by reference).

10.11	Form of Stock Purchase Warrant issued to AJW Partners LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.12	Form of Stock Purchase Warrant issued to AJW Offshore Limited, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.13	Form of Stock Purchase Warrant issued to AJW Qualified Partners, LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.14	Form of Stock Purchase Warrant to New Millenium Capital Partners II, LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.15

Fee Protector Agreement, dated June 14, 2005, by and between the Company and DLM Asset Management, Inc. (filed as an Exhibit to the Current Report on Form 8-K/A dated June 20, 2005 and incorporated herein by reference).

10.16	Repurchase Agreement dated May 31, 2005, by and between the Company and AJW Partners (filed as an Exhibit to the Current Report on Form 8-K/A dated June 2, 2005 and incorporated herein by reference).

10.17	Callable Secured Convertible Note, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.18	Stock Purchase Warrant, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.19	Standard Office Lease between the Company and Camp Bowie Centre (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.20

Securities Purchase Agreement, dated May 2, 2005, between the Company and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.21

Registration Rights Agreement, dated May 2, 2005, between the Company and AJW Partners and Affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.22

Investment Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, LP (filed as Exhibit 10.22 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.23

Registration Rights Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (filed as Exhibit 10.23 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.24

Placement Agent Agreement, dated June 28, 2005, by and between the Company, U.S. Euro Securities and Dutchess Equities Fund II L.P. (filed as Exhibit 10.24 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.25

Extension and Amendment of Corporate Advisory Agreement between the Company and Steven Antebi; dated June 13, 2005 (Replaces incorrect exhibit previously filed.) (filed as Exhibit 10.25 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.26

Amendment to Investment Agreement, dated August 23, 2005 by and between the Company and Dutchess Private Equities Fund, II, LP (filed as Exhibit 10.26 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.27

Amendment to Registration Rights Agreement, dated as of August 23, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (filed as Exhibit 10.27 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.28

Extension and Amendment of Certain Provisions of Corporate Advisory Agreement between the Company and Steven Antebi, dated January 30, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 3, 2006 and incorporated herein by reference).

10.29

Warrant Certificate containing revised terms of previously issued warrant issued to Steven Antebi, dated July 12, 2005 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference).

10.30	Business Relationship Letter Agreement between the Company, Firecreek, and The Sahara Group furnished with this Report.

10.31	Annual Report on Form 10-KSB, filed on April 12, 2005, and incorporated herein by reference.

21	Updated List of Subsidiaries

31.1	President Certification Pursuant to Section 302

31.2	CFO Certification Pursuant to Section 302

32.1	President Certification Pursuant to Section 906

32.2	CFO Certification Pursuant to Section 906

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2004 and 2005 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue and Associates, L.L.C. independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by Donahue and Associates, L.L.C. for the audit of the Company’s financial statements were $10,000 for fiscal 2004, and $17,500 for fiscal 2005. For quarterly review of interim financial statements filed on Form 10-QSB for fiscal 2004 and 2005, $2,250 and $3,150, respectively, was paid.

Audit-Related Fees

Donahue and Associates, L.L.C. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since December 22, 2003 Donahue Associates has not provided any professional services for tax compliance, tax advice and tax planning.

Other Fees

No other fees were paid to Donahue Associates, L.L.C..

PART F/S	FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 14, 2006 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

/s/ John R. Taylor

John R. Taylor
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dennis R. Alexander	Chairman and CFO	April 14, 2006
(Chief Financial Officer)
Dennis R. Alexander,

/s/ John R. Taylor	President and Director	April 14, 2006

John R. Taylor

/s/ William E. Merritt	Executive Vice President and	April 14, 2006
General Counsel and Director
William E. Merritt

/s/ Dr. Mousa Hawamdah	Director	April 14, 2006

Dr. Mousa Hawamdah

/s/ Rupert C. Johnson	Director	April 14, 2006

Rupert C. Johnson