Form 10QSB
period 2006-03-31
EGPI FIRECREEK, INC.
filed 2006-05-15
CIK 1106848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006
                                                 --------------

                         Commission File Number: 0-32507


                              EGPI FIRECREEK, INC.
                     (Exact name of registrant as specified
                                in its charter.)


            NEVADA                                        8-0345961
            ------                                        ---------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                              6564 Smoke Tree Lane
                            Scottsdale, Arizona 85253
                            -------------------------
                    (Address of principal executive offices)

                                 (480) 948-6581
                            -------------------------
                           (Issuer's telephone number)

                             Energy Producers, Inc.
                             ----------------------
         (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of March 31st, 2006, the issuer had 258,173,350 shares of its $0.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

                               EGPI FIRECREEK, INC
                          F/K/A ENERGY PRODUCERS, INC.

                                     10-QSB
                                 March 31, 2006

                                Table of Contents
                                -----------------

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Consolidated Balance Sheets .......................................    3

Consolidated Statement of Operations ..............................    4

Consolidated Statement of Cash Flows ..............................    5

Consolidated Statement of Changes in Shareholders' Equity .........    6

Notes to the Unaudited Consolidated Financial Statements ..........    7

Item 2. Management's Discussion and Analysis
        or Plan of Operation ......................................   13

Item 3. Controls and Procedures ...................................   16

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings ........................................   16

Item 2 - Unregisterd Sales of Equity Securities and Use of Proceeds   17

Item 3 - Defaults upon Senior Securities ..........................   17

Item 4 - Submission of Matters to a Vote of Security Holders ......   17

Item 5 - Other Information ........................................   17

Item 6 - Exhibits .................................................   18

         Certifications

Signature .........................................................   19

                              EGPI FIRECREEK, INC.
                        (FORMERLY ENERGY PRODUCERS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                                                      UNAUDITED
ASSETS                                                                                               31-MAR-2006         31-DEC-05

Current assets:
   Cash                                                                                                  $1,541            $149,962
   Accounts receivable                                                                                    2,653                   0
                                                                                                   ------------        ------------
        Total current assets                                                                             $4,194            $149,962

Other assets:
   Fixed assets- net                                                                                    688,923             697,859
   Other receivables                                                                                      3,364               2,759
                                                                                                   ------------        ------------


        Total assets                                                                                   $696,481            $850,580
                                                                                                   ============        ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable & accrued expenses                                                                 $514,845            $303,436
   Notes payable                                                                                      3,060,100           3,204,427
                                                                                                   ------------        ------------
        Total current liabilities                                                                     3,574,945           3,507,863

   Advances payable to shareholders                                                                    $149,557            $147,780
   Convertible debentures payable-net                                                                   118,530              26,195
                                                                                                   ------------        ------------
        Total liabilities                                                                             3,843,032           3,681,838

   Net liabilities of discontinued operations                                                            78,352              78,352

Shareholders' deficit:
   Series A preferred stock, 20 million authorized, par value $0.001,one share
        convertible to one common share, no stated dividend, none outstanding                                $0                  $0
   Series B preferred stock, 20 million authorized, par value $0.001,one share
        convertible to one common share, no stated dividend, none outstanding                                 0                   0
   Series C preferred stock, 20 million authorized, stated value $.001,one share
        convertible to ten common shares, no stated dividend                                                  0           1,539,000
   Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 258,173,350 at March 31, 2006 and
        220,913,500 shares at December 31, 2005                                                         258,172             220,913
   Additional paid in capital                                                                        17,833,295          15,878,127
   Accumulated deficit                                                                              (21,316,370)        (20,547,650)
                                                                                                   ------------        ------------
        Total shareholders' deficit                                                                  (3,224,903)         (4,448,610)
                                                                                                   ------------        ------------

        Total Liabilities & Shareholders' Deficit                                                      $696,481            $850,580
                                                                                                   ============        ============

SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                              EGPI FIRECREEK, INC.
                        (FORMERLY ENERGY PRODUCERS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE QUARTERS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                   (UNAUDITED)

                                                                                             UNAUDITED                UNAUDITED
                                                                                             31-MAR-06                31-MAR-05

Gross Revenues from sales                                                                         $7,980                         $0
Cost of sales                                                                                     (6,647)                         0
                                                                                           -------------              -------------
        Net Revenues from sales                                                                   $1,333                         $0

General and administrative expenses:
        General administration                                                                  $466,683                   $339,907
                                                                                           -------------              -------------
         Total general & administrative expenses                                                 466,683                    339,907
                                                                                           -------------              -------------

Net loss from operations                                                                       ($465,350)                 ($339,907)

Other revenues and expenses:
        Interest expense                                                                        (303,370)                   (17,161)
                                                                                           -------------              -------------

Net loss before provision for income taxes                                                     ($768,720)                 ($357,068)

Provision for income taxes                                                                             0                          0
                                                                                           -------------              -------------

Net loss                                                                                       ($768,720)                 ($357,068)
                                                                                           =============              =============

Basic & fully diluted net loss per common share:
                                                                                           -------------              -------------
 Loss per share                                                                                   ($0.00)                    ($0.00)
                                                                                           =============              =============

Weighted average of common shares outstanding:
 Basic & fully diluted                                                                       246,915,462                 86,857,114



SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                              EGPI FIRECREEK, INC.
                        (FORMERLY ENERGY PRODUCERS, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                  UNAUDITED             UNAUDITED
                                                                                                  31-MAR-06             31-MAR-05
Operating Activities:
 Net loss                                                                                         ($768,720)              ($357,068)
      Adjustments to reconcile net loss items
       not requiring the use of cash:
         Depreciation expense                                                                         8,935                       0
         Amortization of beneficial conversion feature                                               92,335                       0
         Consulting expense                                                                           5,407                 161,280
         Interest expense                                                                           211,035                       0
Changes in other operating assets and liabilities :
         Accounts receivable                                                                         (2,653)                      0
         Other receivable                                                                              (614)                      0
         Accounts payable and accrued expenses                                                      211,409                 198,167
                                                                                                  ---------               ---------
Net cash used by operations                                                                       ($242,866)                 $2,379

Investing activities:
        Purchase of equipment                                                                            $0                       0
                                                                                                  ---------               ---------
Net cash used by investing activities                                                                     0                       0

Financing Activities:
        Payment of capital lease                                                                          0                  (1,110)
        Issuance of common stock                                                                    100,000                       0
        Shareholder advances                                                                         (5,555)                      0
                                                                                                  ---------               ---------
Net cash provided by financing activities                                                            94,445                  (1,110)
                                                                                                  ---------               ---------

Net increase (decrease) in cash during the period                                                  (148,421)                  1,269

Cash balance at January 1st                                                                         149,962                   5,538
                                                                                                  ---------               ---------

Cash balance at March 31st                                                                           $1,541                  $6,807
                                                                                                  =========               =========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                                               $303,370                  $1,574
     Income taxes paid during the period                                                                 $0                      $0


SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                              EGPI FIRECREEK, INC.
                        (FORMERLY ENERGY PRODUCERS, INC.)
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                   (UNAUDITED)

                                                    COMMON              PAR            PAID IN         ACCUMULATED
                                                    SHARES             VALUE           CAPITAL           DEFICIT           TOTAL

Balance at January 1, 2005                       220,913,500          $220,913       $15,878,127     ($20,547,650)      ($4,448,610)

Issuance of warrants                                                                       5,407                              5,407

Issuance of common stock                           4,000,000             4,000            96,000                            100,000

Conversion of preferred stock                     20,250,000            20,250         1,518,750                          1,539,000

Issued shares to pay equit line                   13,009,850            13,009           335,011                            348,020

Net loss for the period                                                                                  (768,720)         (768,720)
                                                ------------      ------------      ------------     ------------      ------------


Balance at March 31, 2006                        258,173,350          $258,172       $17,833,295     ($21,316,370)      ($3,224,903)
                                                ============      ============      ============     ============      ============



                                                     COMMON             COMMON          PAID IN        ACCUMULATED
                                                     SHARES           PAR VALUE         CAPITAL          DEFICIT            TOTAL

Balance at January 1, 2004                        75,247,968           $75,248        $6,388,767      ($8,726,593)      ($2,262,578)

Issued shares for services                         6,300,000             6,300           154,980                            161,280

Conversion of preferred stock                     16,898,300            16,898           150,112                            167,010

Net loss for the period                                                                                  (357,068)         (357,068)
                                                 -----------       -----------       -----------      -----------       -----------

Balance at March 31, 2005                         98,446,268           $98,446        $6,693,859      ($9,083,661)      ($2,291,356)
                                                 ===========       ===========       ===========      ===========       ===========




SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                              EGPI FIRECREEK, INC.
                        (FORMERLY ENERGY PRODUCERS, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTERS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                   (UNAUDITED)

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

In April 27, 2005, the Company increased its authorized common stock to 980,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

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

Net loss per common share has been computed as follows:

                                                31-MAR-06        31-MAR-05

           Net loss                              ($768,720)       ($357,068)
                                              ==============    =============


           Total shares outstanding             258,173,350       98,248,968
                                              ==============    =============

           Weighted average                     246,915,462       86,857,114
                                              ==============    =============

3.   COMMON AND PREFERRED STOCK TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued 4,000,000 shares to an investor and received proceeds of $100,000.

During the quarter ended March 31, 2006, the Preferred C shareholders converted their shares to 20,250,000 shares of common stock. There is no more preferred shares outstanding as of March 31, 2006.

During the quarter ended March 31, 2006, the Company issued 13,009,850 shares of common stock to pay down the equity line of credit received in the last quarter of fiscal 2005.

During the quarter ended March 31, 2005, the Company issued 6,300,000 shares of common stock to pay $161,280 in fees for services rendered.

During the quarter ended March 31, 2005, debenture holders converted $167,010 of debt to 16,898,300 shares of common stock.

4.   FIXED ASSETS- NET

The following is a detailed list of fixed assets:


                                                  31-MAR-06         31-DEC-05

           Well lease & equipment                   $601,000          $601,000
           Computer equipment & software              63,676            63,676
           Office equipment                           19,056            19,056
           Improvements & furniture                   30,166            30,166
           Accumulated depreciation                 (24,975)          (16,039)
                                                 ------------     -------------

           Net property & equipment                 $688,923          $697,859
                                                 ============     =============

5.   ISSUANCE OF WARRANTS

During the quarter ended March 31, 2006, the Company issued 5,500,000 warrants to purchase common stock to consultants and recorded an expense of $5,407.

A list of warrants outstanding is as follows:

                                                                       Wgtd Avg            Wgtd Years
                                                     Amount          Exercise Price        to Maturity

Outstanding at January 1, 2005                      4,200,000            $0.96                2.64

Issued                                             36,575,000
Exercised                                           (313,000)
Expired                                             (400,000)
                                                --------------

Outstanding at December 31, 2005                   40,062,000            $0.37                3.24

Issued                                              5,500,000
Exercised                                                   0
Expired                                                     0
                                                --------------

Outstanding at March 31, 2006                      45,562,000            $0.37                3.24
                                                ==============

6. INCOME TAX PROVISION

       Provision for income taxes is comprised of the following:                             31-MAR-06       31-MAR-05

          Net loss before provision for income taxes                                         ($768,720)        ($357,068)
                                                                                           ===========       ===========

          Current tax expense:
            Federal                                                                                 $0                $0
            State                                                                                    0                 0
                                                                                           -----------       -----------
            Total                                                                                   $0                $0

          Less deferred tax benefit:
            Timing differences                                                              (5,247,973)       (3,398,413)
            Allowance for recoverability                                                     5,247,973         3,398,413
                                                                                           -----------       -----------
            Provision for income taxes                                                              $0                $0
                                                                                           ===========       ===========

          A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

          Statutory U.S. federal rate                                                               34%               34%
          Statutory state and local income tax                                                      10%               10%
          Less allowance for tax recoverability                                                    -44%              -44%
                                                                                           -----------       -----------
          Effective rate                                                                             0%                0%
                                                                                           ===========       ===========

          Deferred income taxes are comprised of the following:

          Timing differences                                                                $5,247,973        $3,398,413
          Allowance for recoverability                                                      (5,247,973)       (3,398,413)
                                                                                           -----------       -----------
          Deferred tax benefit                                                                      $0                $0
                                                                                           ===========       ===========

          Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

One of our ways our plans for growth could be altered if current opportunities now available become unavailable:

The Company would need to identify, locate, or address replacing current potential acquisition or strategic alliances with new prospects or initiate other existing available projects that may have been planned for later stages of growth and the Company may therefore not be ready to activate. This process can place a strain on the Company. New acquisitions, business opportunities, and alliances, take time for review, analysis, inspections and negotiations. The time taken in the review activities, is an unknown factor, including the business structuring of the project and related specific due diligence factors.

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

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Management individually has many years of experience and has one or more collectively been involved in oil and gas operations worldwide. Throughout 204 and 2005, through the Firecreek Petroleum unit, we have i) developed relationships and prepared for potential acquisitions in Romania and Libya, and ii) through our alliance with Sahara, we have developed additional potential projects for acquisition that are located in Russia, Romania, Kazakhstan, Ukraine, and Turkey (see additional information in section on "The Business" in Form 10-KSB for the fiscal year ended 2005 filed on April 14, 2006, and incorporated herein by reference).

Effective November 15, 2005, Firecreek Petroleum purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Sweetwater County, Wyoming. The project is listed under the prospect name "Ten Mile Draw" ("TMD"). We have commenced with gas production and are contemplating additional drilling and workover programs. For further information see the section on "The Business" in Form 10-KSB for the fiscal year ended 2005 filed on April 14, 2006, and incorporated herein by reference.

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for Firecreek Petroleum oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans, fluctuating markets and corresponding spikes, or dips in our products' demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

On December 31, 2003 through our exchange merger acquisition with International Group Holdings, Ltd., as amended, a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain ("IYSG") and all of its divisions, as a wholly owned subsidiary of the Company. Divisions of IYSG include but are not limited to International Yacht Sales Brokerage and Charter ("IYSBC"), Emedia8 ("E8"), International Marine Services ("IMS"), International World Realty ("IWR"), International Boat Sales ("IBS"), and International Commercial Shipping ("ICS").

At December 1, 2004, management elected to impair the book value of its long-lived assets since estimates of future cash flows attributable to these assets could not be assured. Consequently, management recognized $1,344,617 impairment expense in the consolidated statement of operations.

On December 31, 2005 the majority of the Board of Directors of the Company elected to dispose of its wholly owned subsidiary, International Yacht Sales Group, Ltd. (IYSG) of United Kingdom. The results of operations for these segments are included in "loss from discontinued operations" in the consolidated statements of operations for fiscal 2005.

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

~    Inability of the company to secure additional financing.

~    Unexpected economic changes in the United States.

~ The imposition of new restrictions or regulations by government agencies that affect the Company's business activities.

To the extent possible, the following discussion will highlight the Company's business activities for the quarters ended March 31, 2006 and March 31, 2005.

I. RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005.

There was $7,980 in revenues generated from the Company's gas lease production activities ramping up in the last two weeks in March 2006 for Q1 2006 compared to no revenues in Q1 2005. Revenues commenced mid March 2006 from the first of two workover wells completed and on production in the Ten Mile Draw project in southern Wyoming. Operating costs of $ 6,647 produced a net profit of $1,333. Of the operating costs, $4,849.95 thereof is a non recurring expense.

General and administrative expense for Q1 2006 increased to $466,683 compared to $339,907 in Q1 2005, an increase of 27%. Most of the increase was due to travel and research into possible new business ventures.


DETAIL OF GENERAL & ADMINISTRATIVE EXPENSES:


                                            31-MAR-06         31-MAR-05

Advertising & promotion                          $1,038          $15,644
Administration                                   14,882           22,445
Consulting                                       62,625           30,968
Depreciation                                      8,935                0
Professional fees                               100,910           60,454
Rent & storage                                   25,010           56,716
Relocation                                       14,800                0
Research                                         83,686           77,662
Salaries & benefits                             100,192           17,099
Taxes                                             8,110            1,904
Telephone                                        15,200           17,927
Travel costs                                     31,295           39,088

                                         ---------------    -------------
Total                                          $466,683         $339,907
                                         ===============    =============

Consulting fees of $62,625 were incurred during investigations into acquiring profitable business enterprises.

Professional fees of $100,910 were incurred in regards to legal costs, accounting, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures.

Payroll and taxes of $108,302 was used for Firecreek Petroleum operations.

Rent and Utilities of $25,010 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Travel costs of $31,295 were in connection with signing of agreements, negotiating contracts and arranging potential financing for potential projects in Wyoming, other areas domestically, and in Ukraine, and other overseas countries.

After deducting general and administrative costs, the Company experienced a loss from operations of $465,350 for the three months ended March 31, 2006 compared to an operating loss of $339,907 for the same period last year.

Interest expense increased in the three months ended March 31, 2006 to $303,370 compared to $17,161 for the same period last year. Most of the increases in interest is due to the increased borrowing in the last quarter of 2005.

Consulting and professional fees increased approximately $75,186 in Q1 2006 compared to Q1 2005.

Net loss for Q1 2006 was $768,720, or $0.04 per share compared to a loss of $357,068, or $0.00 per share for Q1 2005.

DISCUSSION OF FINANCIAL CONDITION:  LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 cash on hand was $1,541 as compared with $149,962 at December 31, 2005. During the period the Company paid $5,555 to shareholders.

At March 31, 2006, the Company had working capital deficit of $3,570,751 compared to a working capital deficit of $3,357,901 at December 31, 2005. Working capital decreased mainly as a result of operating losses.

Total assets at March 31, 2006 were $696,481 as compared to $850,580 at December 31, 2005.

The Company's total stockholders' deficit decreased $1,223,707 from December 31, 2005 to $3,224,903 at March 31, 2006. Stockholders' equity decreased by $768,720 from operating losses in Q1 2006. In addition, the Company issued 13,009,850 shares of common stock valued at $348,020 as payment against a line of credit and preferred C stock was converted to 20,250,000 shares of common stock.

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

There were no changes in the Company's internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following.

On January 30, 2006, EGPI Firecreek, Inc. approved the extension and modification of an advisory agreement with Mr. Steven Antebi. As a part of the consideration for extending the agreement the Company granted Mr. Antebi a warrant to purchase 4,000,000 shares of the Company's common restricted stock underlying the warrant. Terms for the warrant include a three year term and a strike price of $.05 per share. The warrants were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For further information and terms related to the warrant please see
Exhibit 10.1 attached to a Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference.

On March 1, 2006, the Company entered into an Advisory Service Agreement with consultant Joseph M. Vasquez and agreed to issue three year warrants for Mr. Vasquez to purchase an aggregate of 1,500,000 shares of common stock including terms as follows: (a) warrants to purchase 500,000 shares at $.022 per share;
(b) warrants to purchase 500,000 shares at $.06 per share; and (c) warrants to purchase 500,000 shares at $.12 per share. All shares underlying the warrants shall be restricted shares. The warrants were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For further information and terms related to the warrant please see the Advisory Services Agreement and the warrant exhibits thereto attached on Exhibit 10.1 to our Current Report on Form 8-K/A filed on March 17, 2006 and incorporated herein by reference.

On April 21, 2006, the Company issued a convertible debenture with a face value of $171,875 to pay an incentive fee to the holder of the equity credit line Dutchess Private Equities Fund, L.P. The debenture became convertible at the date of the issuance and matures in April 21, 2011. The debenture was issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit "A" to Exhibit 99.1 furnished in our Current Report on Form 8-K filed on April 27, 2006, and incorporated herein by reference.

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

The Registrant is working towards securing financing to drill five new gas wells and the workover of an existing gas well on its Ten Mile Draw field. The first workover well was on production on March 14, 2006 and the second workover well is expected on full production in early May 2006.

Financing for proposed deployment of planned oil and gas operations in several overseas locations is proceeding slowly as international negotiations are extremely time consuming.

In the Company's Form 10-KSB for the fiscal year ended December 31, 2005 we reported via our operator that well workover development overrun charges for wells 16-1 and 7-16 for the Ten Mile Draw project were estimated at $250,000, related to harsh winter environment causing schedule changes, equipment failures, and other associated area delays and conditions. As of May 2, 2006 the Company has fully paid its share of the overage charges in the amount of $263,000.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6 - EXHIBITS

EXHIBIT NO.                DESCRIPTION

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 (3)

32.1      Certification Pursuant to 18 U.S.C. SECTION 1350 (3)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          EGPI FIRECREEK, INC.

                          /s/ Dennis Alexander
                          ---------------------
                          By: Dennis Alexander
                          Title:  Chairman, Principal Executive Officer and CFO


Date:  May 15, 2006