Form 10QSB
period 2006-06-30
EGPI FIRECREEK, INC.
filed 2006-08-08
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, the issuer had 292,772,112 shares of its $.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC.
f/k/a Energy Producers, Inc.

10-QSB
June 30, 2006

Table of Contents
---------------------

………………………………………………………………………………...

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	Unaudited
ASSETS	30-Jun-2006	31-Dec-05

Current assets:
Cash	$864,518	$149,962
Deferred costs	179,324	0
Accounts receivable	9,851	0
Total current assets	$1,053,693	$149,962

Other assets:
Fixed assets- net	659,672	697,859
Deferred costs	379,306	0
Other receivables	0	2,759

Total assets	$2,092,671	$850,580

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$401,100	$303,436
Notes payable	4,112,210	3,204,427
Total current liabilities	$4,513,310	$3,507,863

Advances payable to shareholders	233,075	147,780
Convertible debentures payable-net	305,739	26,195
Total liabilities	5,052,124	3,681,838

Net liabilities of discontinued operations	78,352	78,352

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend	0	1,539,000
Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 292,772,112 at June 30, 2006 and
220,913,500 shares at December 31, 2005	292,771	220,913
Additional paid in capital	18,925,336	15,878,127
Accumulated deficit	(22,255,912)	(20,547,650)
Total shareholders' deficit	(3,037,805)	(2,909,610)

Total Liabilities & Shareholders' Deficit	$2,092,671	$850,580

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statements of Operations
For the Six and Three Months Ended June 30, 2006 and June 30, 2005
(unaudited)

	Six Months	Six Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05

Gross Revenues from sales	$ 50,682	$0	$ 42,702	$0
Cost of sales	(34,498)	0	(27,851)	0
Net Revenues from sales	$16,184	$0	$14,851	$0

General and administrative expenses:
General administration	$1,100,720	$2,796,264	$634,037	$2,456,357
Total general & administrative expenses	1,100,720	2,796,264	634,037	2,456,357

Net loss from operations	($1,084,536)	($2,796,264)	($619,186)	($2,456,357)

Other revenues and expenses:
Interest expense	(623,726)	(1,656,298)	(320,356)	(1,639,137)

Net loss before provision for income taxes	($1,708,262)	($4,452,562)	($939,542)	($4,095,494)

Provision for income taxes	0	0	0	0

Net loss	($1,708,262)	($4,452,562)	($939,542)	($4,095,494)

Basic & fully diluted net loss per common share:
Loss per share	($0.01)	($0.05)	$0.00	($0.04)

Weighted average of common shares outstanding:
Basic & fully diluted	261,697,742	98,222,204	278,558,461	110,032,050

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Quarters Ended June 30, 2006 and June 30, 2005
(Unaudited)

	Unaudited	Unaudited
	30-Jun-06	30-Jun-05
Operating Activities:
Net loss	($1,708,262)	($4,452,562)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	38,185	459
Amortization of beneficial conversion feature	177,669	1,320,358
Consulting expense	5,407	229,280
Interest expense	446,057	0
Deferred loan fees	43,320
Changes in other operating assets and liabilities :
Accounts receivable	(9,851)	0
Other receivable	2,759	0
Deferred costs	(130,000)	0
Accounts payable and accrued expenses	98,024	(350,067)
Net cash used by operations	($1,036,692)	($3,252,532)

Investing activities:
Purchase of equipment	$0	($81,475)
Net cash used by investing activities	0	(81,475)

Financing Activities:
Credit equity line	$1,505,000	$0
Issued common stock	79,840	215,345
Issued preferred stock	0	900
Issued convertible debenture	0	4,000,000
Payment of capital lease	0	(12,275)
Warrants converted	100,000	0
Shareholder advances received (paid)	66,409	(302,187)
Net cash provided by financing activities	1,751,248	3,901,783

Net increase (decrease) in cash during the period	$714,556	$567,776

Cash balance at January 1st	149,962	5,538

Cash balance at June 30th	$864,518	$573,314

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$1,574
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Unaudited Consolidated Statement of Changes in Shareholders’ Deficit
For the Periods ended June 30, 2006 and June 30, 2005

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2006	220,913,500	$220,913	$15,878,127	($20,547,650)	($4,448,610)

Issuance of warrants			5,407		5,407

Issuance of common stock	4,148,514	4,148	75,692		79,840

Conversion of warrants	4,000,000	4,000	96,000		100,000

Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000

Issued shares to pay equity line	43,460,098	43,460	981,359		1,024,819

Beneficial conversion feature			370,001		370,001

Net loss for the period				(1,708,262)	(1,708,262)

Balance at June 30, 2006	292,772,112	$292,771	$18,925,336	($22,255,912)	($3,037,805)

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2005	75,247,968	$75,248	$6,388,767	($8,703,930)	($2,239,915)

Issued shares for services	9,700,000	9,700	219,580		229,280

Issued shares to pay notes	770,435	770	19,639		20,409

Debentures converted to shares	27,051,000	27,051	328,459		355,510

Beneficial conversion feature			1,227,273		1,227,273

Detachable warrants issued			215,345		215,345

Foreign currency
translation adjustment				36,613	36,613

Net loss for the period				(4,452,562)	(4,452,562)

Balance at June 30, 2005	112,769,403	$112,769	$8,399,063	($13,179,155)	($4,608,047)

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Unaudited Notes to the Consolidated Financial Statements
For the Six months ended June 30, 2006 and June 30, 2005

1.	Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware State corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

In February 23, 2005, the Company increased its authorized common stock to 980,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130 for development of the reserves.

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Firecreek Petroleum, Inc. All significant inter-company balances have been eliminated.

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

Deferred costs- Deferred costs are costs of obtaining the equity line of credit and are amortized over the life of the loan.

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

Net loss per common share has been computed as follows:

	30-Jun-06	30-Jun-05

Net loss	($1,708,262)	($4,452,562)

Total shares outstanding	292,772,112	98,248,968

Weighted average	261,697,742	86,857,114

Loss per share	($0.01)	($0.05)

3. Common and Preferred Stock Transactions

During the six months ended June 30, 2006, the Company issued 4,000,000 shares for the conversion of warrants and received proceeds of $100,000.

During the six months ended June 30, 2006, the Preferred C shareholders converted their shares to 20,250,000 shares of common stock.

During the six months ended June 30, 2006, the Company issued 43,460,098 shares of common stock to pay down the equity line of credit.

During the first six months ended June 30, 2006, the Company issued 4,148,514 shares of common stock and received proceeds of $79,840.

During the six months ended June 30, 2005, the Company issued 9,700,000 shares of common stock to pay $229,280 in fees for services rendered.

During the six months ended June 30, 2005, debenture holders converted $355,510 of debt to 27,051,000 shares of common stock.

During the six months ended June 30, 2005, the Company issued 770,435 shares of common stock to pay $20,409 of debt.

4. Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Jun-06	31-Dec-05

Well lease & equipment	$601,000	$601,000
Computer equipment & software	63,675	63,676
Office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(54,225)	(16,039)

Net property & equipment	$659,672	$697,859

5. Issuance of Warrants

During the six months ended June 30, 2006, the Company issued 5,500,000 warrants to purchase common stock to consultants and recorded an expense of $5,407.

A list of warrants outstanding is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000	$0.96	2.64

Issued	36,575,000
Exercised	(313,000)
Expired	(400,000)

Outstanding at December 31, 2005	40,062,000	$0.37	3.24

Issued	5,500,000
Exercised	(4,000,000)
Expired	0

Outstanding at June 30, 2006	41,562,000	$0.40	3.27

6. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Jun-06	30-Jun-05

Net loss before provision for income taxes	($1,708,262)	($4,452,562)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(5,629,427)	(5,061,183)
Allowance for recoverability	5,629,427	5,061,183
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$5,629,427	$5,061,183
Allowance for recoverability	(5,629,427)	(5,061,183)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. Equity Credit Line

During the six months ended June 30, 2006, the Company issued promissory notes for $1,929,000 on a $25 million dollar equity line to a financing company and received proceeds of $1,505,000. The promissory notes mature in one year at an effective interest rate of approximately 20%.

Under the terms of the equity line agreement, the Company is obligated to pay the face value of the notes or an equivalent amount in common stock.

The following is the schedule of maturity dates on the loan.

Due	9-Sep-06	$1,086,803
Due	14-Nov-06	1,488,215
Due	21-Apr-07	581,603
Due	29-Dec-07	955,590

	Total	$4,112,210

8. Issuance of Convertible Debentures

During the first six months of fiscal 2006, the Company issued convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line discussed in Note 8. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion. The debentures carry no interest and mature in April 2007 and June 2011. As a result of the issuance of the debentures, the Company allocated $370,001 to a beneficial conversion feature.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10QSB Report.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

The Company is currently focused on oil and gas activities in the following areas: i) Development of our domestic interests acquired initially in Wyoming for production of oil and primarily natural gas, and ii) pursuit of and potential completion of projects overseas in Central Asian and European countries. Further, the Company has been exploring additional financing options for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2006 with a goal to increase sales output of our Firecreek Petroleum unit.

One of our ways for our plans for growth could be altered if current opportunities now available become unavailable.

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

Effective July 1, 2004 we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek is an international oil exploration and development company specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications. Throughout 2004 and 2005, through the Firecreek Petroleum unit, we (i) developed relationships and prepared for potential acquisitions in Romania and Libya, and (ii) through our alliance with Sahara, have developed additional potential projects for acquisition that are located in Russia, Romania, Kazakhstan, Ukraine, and Turkey (see additional information in section on “The Business” in Form 10-KSB for the fiscal year ended 2005 filed on April 14, 2006, and incorporated herein by reference).

Effective November 15, 2005, Firecreek Petroleum purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We have commenced with gas production and are contemplating additional drilling and workover programs. To this end we have commenced with a work program on a third workover well in the Ten Mile Draw field, and expected to be in full production sometime in the third Quarter of our 2006 operations. For further historical information see the section on “The Business” in Form 10-KSB for the fiscal year ended 2005 filed on April 14, 2006, and incorporated herein by reference.

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for Firecreek Petroleum oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products’ demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

On December 31, 2003 we acquired through our exchange merger acquisition, as amended,  with International Group Holdings, Ltd., a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”) and all of its divisions, as a wholly owned subsidiary of the Company.

At December 1, 2004, management elected to impair the book value of its long-lived assets since estimates of future cash flows attributable to these assets could not be assured. Consequently, management recognized $1,344,617 impairment expense in the consolidated statement of operations.

On December 31, 2005 the majority of the Board of Directors of the Company elected to dispose of its wholly owned subsidiary, International Yacht Sales Group, Ltd. (IYSG) of United Kingdom. The results of operations for these segments are included in “loss from discontinued operations” in the consolidated statements of operations for fiscal 2005.

General Statement: Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that involve various risks and uncertainties. Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases. Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

~ Inability of the Company to secure additional financing.

~ Unexpected economic changes in the United States or abroad.

~ The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the six months ended June 30, 2006 and June 30, 2005.

I. Results of Operations

Six months ended June 30, 2006 vs. six months ended June 30, 2005.

There was $50,682 in revenues generated from the Company’s gas lease production in the first six months of 2006 activities compared to no revenues in same six months 2005. Revenues commenced mid-March 2006 from the first of two workover wells completed and on production in the Ten Mile Draw project in southern Wyoming. Operating costs of $34,498 produces a net profit of $16,184. Of the operating costs, $6,626 thereof is a non-recurring expense.

General and administrative expense for 6 months 2006 decreased to $1,100, 720 compared to $2,796,264 in 2005 a decrease of 60.63%. Most of the decrease was due to cost cutting in the Firecreek Petroleum, Inc. subsidiary.

Detail of general & administrative expenses:

	30-Jun-06	30-Jun-05

Advertising & promotion	$1,574	$42,610
Administration	47,044	221,820
Consulting	111,194	500,120
Depreciation	38,185	459
Investor incentives	43,320	616,008
Professional fees	225,505	928,198
Rent & storage	58,530	131,282
Research	84,404	77,662
Salaries & benefits	118,609	120,202
Taxes	9,598	1,559
Telephone	23,012	45,307
Travel costs	56,366	111,037
Well development	283,379	0

Total	$1,100,720	$2,796,264

Administration used $47,044 for corporate parent costs related to printing, office, postage, transfer agent, filing agent, accounting, and other costs.

Consulting fees of $111,665 were incurred during investigations into acquiring profitable business enterprises, corporate assistance, and advisory services.

Investor incentives in the amount of $43,320 were costs incurred relative to the issuance of debt on our equity line of credit.

Professional fees of $225,505 were incurred in regards to legal costs, accounting, securing financing, administrative, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and storage of $58,530 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Payroll (Salaries and benefits) and taxes of $118,609 and $9,598 respectively, were used for Firecreek Petroleum first quarter operations.

Travel costs of $56,366 were in connection with signing of Agreements, negotiating contracts and arranging potential financing for potential projects in Wyoming, other areas domestically, and in Ukraine and other overseas countries.

Well development includes additional overage costs of $283,379 related to workover programs on the first two wells for our oil and gas interests held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,084,536 for the six months ended June 30, 2006 compared to an operating loss of $2,796,264 for the same period last year, a decrease of 61%.

Interest expense decreased in the six months ended June 30, 2006 to $623,726 compared to $1,656,298 for the same period last year. Most of the decreases in interest is due to the change in financial sources in the first 6 months of 2006.

Consulting and professional fees decreased by $1,091,619 in the first six months of 2006 compared to the same period in 2005.

Net loss for the six months in 2006 was $1,708,262 or $0.01 per share compared to a loss of $4,452,562 or $0.05 per share for six months in 2005.

Three months ended June 30, 2006 vs Three months ended June 30, 2005

The Company had revenues of $42,702 for the three months ended June 30, 2006 as compared with no revenues for the same period in 2005. Net revenues for the period were $14,851 for the period as compared to $0 for the same period 2005.

General and administrative expense for the three months ended June 30, 2006 was $634,037 compared to $2,456,357 for the same period 2005.

Interest expense decreased to $320,356 in the three months ended June 30, 2006 compared to $1,656,298 in the same period 2005.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2006 cash on hand was $864,518 as compared with $149,962 at December 31, 2005. During the period the Company received $66,409 from shareholders.

At June 30, 2006 the Company had working capital deficit of $2,420,639 compared to a working capital deficit of $2,657,283 at December 31, 2005. Working capital deficit is mainly as a result of operating losses.

Total assets at June 30, 2006 were $2,092,671 as compared to $850,580 at December 31, 2005.

The Company’s total stockholders deficit increased $128,195 from December 31, 2005 to $3,037,805 at June 30, 2006. Stockholders’ equity decreased from operating losses in six months 2006. In addition, the Company issued 43,460,098 shares of common stock valued at $1,024,819 as payment against a line of credit, and preferred C stock was converted to 20,250,000 shares of common stock.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated as of the last day of the period covered by this report the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule F13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

On April 21, 2006, the Company issued a convertible debenture with a face value of $171,875 to pay an incentive fee to the holder of the equity credit line Dutchess Private Equities Fund, L.P. The debenture became convertible at the date of the issuance and matures in April 21, 2011. The debenture was issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit “A” to Exhibit 99.1 furnished in our Current Report on Form 8-K filed on April 27, 2006, and incorporated here in by reference.

On June 29, 2006 the Company issued a convertible debenture with a face value of $300,000 to pay an incentive fee to Dutchess Private Equities Fund, L.Pl the holder of the equity credit line. The debenture became convertible at the date of issuance and matures June 29, 2011. The debenture was issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the Debentures please see information furnished in Exhibit 99.2 in our Current Report on Form 8-K filed on July 7, 2006 and incorporated herein by reference.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

The Company and its Firecreek Petroleum unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, and other productive regions and areas in the U.S. as well as overseas.

As of July, 2006, the Company is working towards securing potential financing to drill eleven new gas wells. As of July 2006 we began the workover of a third existing gas well located in the Ten Mile Draw field in Wyoming. This well is expected to be in full production sometime in the third Quarter of 2006 operations.

Financing we are pursuing for proposed deployment of planned oil and gas operations in several overseas locations is proceeding slowly as international negotiations are extremely time consuming.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6 - EXHIBITS

EXHIBIT No.         DESCRIPTION

31.1  Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (3)

32.1  Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EGPI FIRECREEK, INC.

/s/ Dennis Alexander
--------------------------------
By: Dennis Alexander
Title: Chairman, Principal Executive Officer, and CFO
Date: August 8, 2006