Form 10QSB
period 2006-09-30
EGPI FIRECREEK, INC.
filed 2006-10-23
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

YES  [X]          NO [   ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    YES  [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of September 30, 2006, the issuer had 297,751,446 shares of its $.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC.
f/k/a Energy Producers, Inc.

10-QSB
September 30, 2006

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	Unaudited
ASSETS	30-Sep-2006	31-Dec-05

Current assets:
Cash	$308,835	$149,962
Deferred costs	123,399	0
Accounts receivable	14,353	0
Total current assets	$446,587	$149,962

Other assets:
Fixed assets- net	630,101	697,859
Deferred costs	315,511	0
Other receivables	0	2,759

Total assets	$1,392,199	$850,580

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$428,559	$303,436
Notes payable	4,310,076	3,204,427
Total current liabilities	$4,738,635	$3,507,863

Advances payable to shareholders	179,598	147,780
Convertible debentures payable-net	424,881	26,195
Total liabilities	5,343,114	3,681,838

Net liabilities of discontinued operations	78,352	78,352

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend	0	1,539,000
Common stock- $.001 par value, authorized 900,000,000 shares, issued and outstanding, 297,751,446 at September 30, 2006 and
220,913,500 shares at December 31, 2005	297,750	220,913
Additional paid in capital	18,974,609	15,878,127
Accumulated deficit	(23,301,626)	(20,547,650)
Total shareholders' deficit	(4,029,267)	(2,909,610)

Total Liabilities & Shareholders' Deficit	$1,392,199	$850,580

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Consolidated Statements of Operations
For the Nine and Three Months Quarters Ended September 30, 2006 and September 30, 2005
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05

Gross Revenues from sales	$108,748	$0	$58,066	$0
Cost of sales	(67,645)	0	(33,147)	0
Net Revenues from sales	$41,103	$0	$24,919	$0

General and administrative expenses:
General administration	$1,791,495	$7,739,549	$690,775	$4,943,285
Total general & administrative expenses	1,791,495	7,739,549	690,775	4,943,285

Net loss from operations	($1,750,392)	($7,739,549)	($665,856)	($4,943,285)

Other revenues and expenses:
Interest expense	(1,003,584)	(1,673,879)	(379,858)	(17,581)

Net loss before provision for income taxes	($2,753,976)	($9,413,428)	($1,045,714)	($4,960,866)

Provision for income taxes	0	0	0	0

Net loss	($2,753,976)	($9,413,428)	($1,045,714)	($4,960,866)

Loss per share	($0.01)	($0.09)	($0.00)	($0.04)

Basic & fully diluted	273,477,533	107,873,376	294,386,878	131,219,655

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and September 30, 2005
(Unaudited)

	Unaudited	Unaudited
	30-Sep-06	30-Sep-05
Operating Activities:
Net loss	($2,753,976)	($9,413,428)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	63,720	8,743
Amortization of beneficial conversion feature	310,127	1,496,447
Consulting expense	5,407	3,639,162
Interest expense	693,457	0
Deferred loan fees	159,513	0
Changes in other operating assets and liabilities :
Accounts receivable	(14,353)	0
Other receivable	2,759	0
Deferred costs	(139,789)	0
Accounts payable and accrued expenses	125,483	(482,887)
Net cash used by operations	($1,547,652)	($4,751,963)

Investing activities:
Purchase of equipment	$4,036	($111,571)
Net cash used by investing activities	4,036	(111,571)

Financing Activities:
Credit equity line	$1,514,453	$2,000,000
Issued common stock	79,840	0
Payment of debenture	0	(200,000)
Issued convertible debenture	0	4,000,000
Payment of capital lease	0	(9,276)
Warrants converted	100,000	0
Shareholder advances received (paid)	8,195	(224,754)
Net cash provided by financing activities	1,702,489	5,565,970

Net increase (decrease) in cash during the period	$158,873	$702,436

Cash balance at January 1st	149,962	5,538

Cash balance at September 30th	$308,835	$707,974

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$21,041
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
(formerly Energy Producers, Inc.)
Unaudited Consolidated Statement of Changes in Shareholders’ Deficit
For the Nine Months ended September 30, 2006 and September 30, 2005

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2005	220,913,500	$220,913	$15,878,127	($20,547,650)	($4,448,610)

Issuance of warrants			5,407		5,407

Issuance of common stock	4,148,514	4,148	75,692		79,840

Conversion of warrants	4,000,000	4,000	96,000		100,000

Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000

Issued shares to pay equity line	48,439,432	48,439	1,030,632		1,079,071

Beneficial conversion feature			370,001		370,001

Net loss for the period				(2,753,976)	(2,753,976)

Balance at September 30, 2006	297,751,446	$297,750	$18,974,609	($23,301,626)	($4,029,267)

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2005	75,247,968	$75,248	$6,388,767	($8,726,593)	($2,239,915)

Issued shares for services	20,219,444	20,219	1,322,017		1,342,236

Issued shares to pay debt	2,210,253	2,210	153,360		155,570

Debentures converted	94,847,340	94,847	4,254,663		4,349,510

Preferred shares converted	12,066,831	12,067			12,067

Beneficial conversion feature			1,227,273		1,227,273

Detachable warrants issued			316,926		316,926

Net loss for the period				(9,413,428)	(9,413,428)

Balance at Sept. 30, 2005	204,591,836	$204,591	$13,663,006	($18,140,021)	($4,249,761)

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Unaudited Notes to the Consolidated Financial Statements
For the Nine months ended September 30, 2006 and September 30, 2005

1.	Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada on October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

In July 2004, the Company acquired all of the issued and outstanding shares of Firecreek Petroleum Inc., a Delaware corporation, for 20 million shares of common stock, 2,566,831 shares of preferred A stock, and 9,500,000 shares of preferred B stock.

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

Fixed Assets- Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Computer hardware & software	3 years
Improvements & furniture	5 years
Well lease & equipment 7 years	7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Long Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), " Accounting for Income Taxes ". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

Net loss per common share has been computed as follows:

	30-Sep-06	30-Sep-05

Net loss	($2,753,976)	($9,413,428)

Total shares outstanding	297,751,446	204,591,806

Weighted average	273,477,533	107,873,376

Loss per share	($0.01)	($0.09)

3.	Common and Preferred Stock Transactions

During the nine months ended September 30, 2006, the Company issued 4,000,000 shares for the conversion of warrants and received proceeds of $100,000.

During the nine months ended September 30, 2006, the Preferred C shareholders converted their shares to 20,250,000 shares of common stock.

During the nine months ended September 30, 2006, the Company issued 48,439,432 shares of common stock to pay down the equity line of credit.

During the first nine months ended September 30, 2006, the Company issued 4,148,514 shares of common stock and received proceeds of $79,840.

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

During the nine months ended September 30, 2005, the Company issued 2,025,000 preferred C stock to consultants for services rendered.

4.	Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Sep-06	31-Dec-05

Well lease & equipment	$601,000	$601,000
Computer equipment & software	63,676	63,676
Office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(83,797)	(16,039)

Net property & equipment	$630,101	$697,859

5.	Issuance of Warrants

During the nine months ended September 30, 2006, the Company issued 5,500,000 warrants to purchase common stock to consultants and recorded an expense of $5,407.

A list of warrants outstanding is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at January 1, 2005	4,200,000	$0.96	2.33

Issued	36,575,000
Exercised	(313,000)
Expired	(400,000)

Outstanding at September 30, 2005	40,062,000	$0.37	3.00

Issued	5,500,000
Exercised	(4,000,000)
Expired	0

Outstanding at September 30, 2006	41,562,000	$0.40	3.00

6.	Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-06	30-Sep-05

Net loss before provision for income taxes	($2,753,976)	($9,413,428)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(6,053,987)	(4,216,228)
Allowance for recoverability	6,053,987	4,216,228
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$6,053,987	$4,216,228
Allowance for recoverability	(6,053,987)	(4,216,228)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7.	Equity Credit Line

During the nine months ended September 30, 2006, the Company issued promissory notes for $1,929,000 on a $25 million dollar equity line to a financing company and received proceeds of $1,505,000. The promissory notes mature in one year at an effective interest rate of approximately 20%.

Under the terms of the equity line agreement, the Company is obligated to pay the face value of the notes or an equivalent amount in common stock.

The following is the schedule of maturity dates on the loan.

Due	On demand	$789,669
Due	14-Nov-06	1,564,380
Due	15-Dec-06	330,686
Due	21-Apr-07	616,731
Due	29-Dec-07	1,008,610

	Total	$4,310,076

8.	Issuance of Convertible Debentures

During the first nine months of fiscal 2006, the Company issued convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line discussed in Note 7. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion. The debentures carry no interest and mature in April 2007 and June 2011. As a result of the issuance of the debentures, the Company allocated $370,001 to a beneficial conversion feature.

9.	Debt

The following is a detail of debt outstanding at September 30, 2006.

	30-Sep-06	31-Dec-05

The following is a listing of notes payable and advances from shareholders:

Convertible debentures	424,882	26,195

Equity credit line maturing in less than one year at effective interest of 20%	3,301,466	3,204,427

Equity credit line maturing in December 2007 at effective interest of 20%	1,008,610	0

Unsecured advances to shareholders and officers of the
Company- interest payable at 6%	179,598	147,780

Total notes and advances payable to shareholders	$4,914,555	$3,378,402

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

Effective November 15, 2005, Firecreek Petroleum purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We have commenced with gas production and are contemplating additional drilling and work-over programs. To this end we have commenced with a work program on a third work-over well in the Ten Mile Draw field, and expected to be in full production sometime in the fourth Quarter of our 2006 operations. For further historical information see the section on “The Business” in Form 10-KSB for the fiscal year ended 2005 filed on April 14, 2006, and incorporated herein by reference.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the nine months ended September 30, 2006 and September 30, 2005.

I. Results of Operations

Nine months ended September 30, 2006 vs. nine months ended September 30, 2005.

There was $108,748 in revenues generated from the Company’s gas lease production in the first nine months of 2006 activities compared to no revenues in same nine months 2005. Revenues commenced mid-March 2006 from the first of two work-over wells completed and on production in the Ten Mile Draw project in southern Wyoming. Operating costs of $67,645 produces a net profit of $41,103. Of the operating costs, $12,514 thereof is a non-recurring expense.

General and administrative expense for 9 months ended September 30, 2006 decreased 76.85% to $1,791,495 compared to $7,739,549 for the same period in 2005. Most of the decrease was due to cost cutting in the Firecreek Petroleum, Inc. subsidiary.

Detail of general & administrative expenses:

	30-Sep-06	30-Sep-05

Advertising & promotion	$36,204	$41,286
Administration	46,142	257,798
Relocation	14,800	0
Consulting	322,364	3,488,768
Depreciation	63,720	8,743
Investor incentives/commissions	159,513	1,106,008
Professional fees	318,435	720,911
Rent & storage	87,860	111,483
Research	11,983	1,102,168
Salaries & benefits	128,593	288,057
Taxes	122	21,041
Telephone	29,234	107,321
Travel costs	98,207	485,965
Well development	474,318	0

Total	$1,791,495	$7,739,549

Administration used $46,142 for corporate costs related to printing, office, postage, transfer agent, filing agent, accounting, and other costs.

Consulting fees of $322,364 were incurred during investigations into acquiring profitable business enterprises, corporate assistance, and advisory services.

Investor incentives in the amount of $159,513 were costs incurred relative to the issuance of debt on our equity line of credit.

Professional fees of $318,435 were incurred in regards to legal costs, accounting, securing financing, administrative, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and storage of $87,860 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Salaries and benefits of $128,593 were used for Firecreek Petroleum first quarter operations.

Travel costs of $98,207 were in connection with signing of Agreements, negotiating contracts and arranging potential financing for potential projects in Wyoming, other areas domestically in US, and in Ukraine, United Kingdom, and other overseas countries.

Well development includes additional overage costs of $474,318 related to work-over programs on the first two wells and on the third recent workover well program for our oil and gas interests held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,750,392 for the nine months ended September 30, 2006 compared to an operating loss of $7,739,549 for the same period last year, a decrease of approximately 79%.

Interest expense decreased in the nine months ended September 30, 2006 to $1,003,584 compared to $1,673,879 for the same period last year. Most of the decreases in interest is due to the change in financial sources in the first 9 months of 2006.

Consulting and professional fees decreased by $3,683,880 in the first nine months of 2006 compared to the same period in 2005.

Net loss for the nine months in 2006 was $2,753,976 or $0.01 per share compared to a loss of $9,413,428 or $0.09 per share for nine months in 2005.

Three months ended September 30, 2006 vs Three months ended September 30, 2005

The Company had revenues of $58,066 for the three months ended September 30, 2006 as compared with no revenues for the same period in 2005. Net revenues for the period were $24,919 for the period as compared to $0 for the same period 2005.

General and administrative expense for the three months ended September 30, 2006 was $690,775 compared to $4,943,285 for the same period 2005.

Interest expense increased to $379,858 in the three months ended September 30, 2006 compared to $17,581 in the same period 2005.

Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2006 cash on hand was $308,836 as compared with $149,962 at December 31, 2005. During the period the Company received $66,409 from shareholders.

At September 30, 2006 the Company had working capital deficit of $3,346,436 compared to a working capital deficit of $2,657,283 at December 31, 2005. Working capital deficit is mainly a result of operating losses.

Total assets at September 30, 2006 were $1,392,199 as compared to $850,580 at December 31, 2005.

The Company’s total stockholders deficit increased $1,119,657 from December 31, 2005 to $4,029,267 at September 30, 2006. Stockholders’ equity decreased from operating losses in nine months 2006. In addition, the Company issued 48,439,432 shares of common stock valued at $1,068,674 as payment against a line of credit, and preferred C stock was converted to 20,250,000 shares of common stock.

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

On June 29, 2006 the Company issued a convertible debenture with a face value of $300,000 to pay an incentive fee to Dutchess Private Equities Fund, L.P. the holder of the equity credit line. The debenture became convertible at the date of issuance and matures June 29, 2011. The debenture was issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the Debentures please see information furnished in Exhibit 99.2 in our Current Report on Form 8-K filed on July 7, 2006 and incorporated herein by reference.

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

As of July, 2006, the Company is working towards securing potential financing to drill eleven new gas wells. As of July 2006 we began the work-over of a third existing gas well located in the Ten Mile Draw field in Wyoming. This well is expected to be in full production sometime in the fourth Quarter of 2006 operations.

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

EGPI FIRECREEK, INC.

/s/ Dennis Alexander
By: Dennis Alexander
Title: Chairman, Principal Executive Officer, and CFO Date: October ___ 2006