Form 10KSB
period 2006-12-31
EGPI FIRECREEK, INC.
filed 2007-04-16
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $0.001 Per Share)

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

The issuer’s revenues for its most recent fiscal year were $146,831

The aggregate market value on March 30, 2007 of common stock held by non-affiliates was approximately $1,733,810 based on the average of the closing bid and asked prices of the registrant’s common stock on such date, as quoted by the National Quotation Bureau.

As of March 30, 2007, the issuer had 399,388,946 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Transitional Small Business (Check One). Yes ☐    No ☒

EGPI FIRECREEK, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

EGPI Firecreek, Inc. (the “Company” or “EGPI”) was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $0.001. The Company’s principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

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

In March 2006 the Company through its wholly owned subsidiary Firecreek Petroleum, Inc., (“Firecreek”) began production and sale of natural gas from completed wells located in Sweetwater County, Wyoming.

On December 13, 2006, the Company increased its total authorized capital stock from 980,000,000 shares to 1,320,000,000.

Overview

Through our subsidiary Firecreek Petroleum, Inc., (“Firecreek”) the Company has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of domestic and internationally based oil and gas operations.

During 2006 the Firecreek operations were restructured resulting in its corporate offices being moved to Scottsdale, Arizona.

RECENT DEVELOPMENTS

In late March 2007, the Company issued a promissory note for $565,500 to Dutchess Private Equities Fund, Ltd., the financing company holding the equity credit line discussed in Note 10.  The Company received proceeds of $435,000. Approximately $256,000 was used to pay for overages, additional equipment, and lease operating expenses related to our workover programs for our gas wells in the Ten Mile Draw prospect area located in Green River Basin, Sweetwater County, Wyoming. For additional information on the financing please see Note 16 listed in the Notes to the Consolidated Financial Statements further in this report, and information listed in a Current Report of Form 8-K filed on March 27, 2007, incorporated herein by reference.

In March 2007 the Company entered into a Memorandum of Understanding regarding rights for acquisition and development of various projects located in the Ukraine. This resulted from efforts in 2005 by the Company and Firecreek Petroleum, Inc.,the Company’s wholly-owned subsidiary (“Firecreek”),through our strategic alliance with the Sahara Group, Inc. (“Sahara Group”), and throughout 2006 with Dr. Rusbek Bisultanov. For further information please see further discussion in this report in “The Business”, “In Ukraine”.

In January 21, 2007, greater than a majority of the Board of Directors of the Company approved certain changes to its established committees to fill certain vacancies during 2006, based on a previous reorganization that included restructuring, and the creation of certain committees (please see additional information listed under Part III Item 9 - directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act, and information listed in a Current Report on Form 8-K filed on January 23, 2007, incorporated herein by reference).

THE BUSINESS

Through the acquisition of Firecreek, the Company has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of domestic and internationally based oil and gas operations.

In our Fiscal Year 2006, the Company completed two workover programs, entered a third workover program, and commenced with natural gas production. This resulted from the acquisition of non operated oil and gas interests located in Sweetwater County, Wyoming by our Firecreek unit in November 2005 (please see further information in this Section, under “Firecreek Current Oil and Gas Operations”, and additional information listed in Item 2, “Description of Property”).

Our Fiscal Year 2007 plans include continuing research and evaluation of acquisitions and development for oil and gas programs both domestically and overseas. Although encountering numerous technical, political, structural, and timing delays in 2005, and 2006 we will continue our efforts this year to conclude project acquisitions, which may also include sale of rights for development in one or more overseas Central Asian and European Countries (please see information listed further in this Section “The Business”, and in “Business Risks”, “Management Discussion and Analysis”, and “Liquidity and Capital Resources” sections).

Firecreek Oil And Gas

Through Firecreek, our goal is to become an independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas on a global basis. Our activities in 2005 were: i) technically and politically focused on opportunities for the potential acquisition to enhance development of selected proved oil and gas projects located in Russia, and similar type viable projects in Romania and Kazakhstan and other countries within the same proximate geographical location; ii) evaluation for potential acquisition and development of domestic targets and prospects; and iii) concentrated in areas with known hydrocarbon resources, which are conducive for state of the art rehabilitation programs, for multi-well, ongoing drilling programs, and other specialized projects such as project management for design and implementation of systems for pipeline construction and operations.

Through a restructure of the Firecreek operations in 2006, operating overhead was reduced. Throughout 2006, the Company and Firecreek have pursued business alliances to assist us in potentially acquiring one or more domestic or overseas projects previously established.

Through our strategic alliance with the Sahara Group, we originally established project relationships in 2005 that developed into certain definitive agreements for potential project acquisition and development in Russia and Kazakhstan. In addition, we entered into various protocol agreements and understandings for potential development of projects located in Ukraine. Independent of our strategic alliance with the Sahara Group, but with their then full approval, support and assistance, Firecreek’s management additionally incrementally progressed through first quarter 2006 efforts in Libya and to a lesser extent in Romania and throughout each of the countries respective independent political processes and vigorous renewed developments in the oil and gas industry.

Due to substantial changes in our Firecreek structure in the first half  of 2006, activities relating to the original purpose and structure of the strategic alliance between Sahara Group and Firecreek regarding establishing overseas operations have become dormant and inactive due to the status of two of the three former managers for the Sahara Group, and subsequent management changes at Firecreek have allowed  certain projects established through the efforts and work of Dr. Rusbek Bisultanov, to have ultimately been renewed, and are still viable. The Company and Dr. Rusbek Bisultanov now have established direct efforts to re-establish activity for one or more of these projects, and to create new business alliances, which could potentially allow us to achieve our goal of bringing one or more projects to fruition, beginning with our present efforts in Ukraine. We therefore anticipate the restructuring or replacing of the Sahara Group entity in the near future to accommodate these plans, and will report any such restructuring as appropriate. For historical information on the Sahara Group, please see the section titled “The Business” and other information contained in Form 10-KSB for the fiscal year ended December 31, 2005, filed April 14, 2006, incorporated herein by reference (please see further narrative updates in this Section “The Business” listed under “Strategic Alliance with Sahara Group”, and “Firecreek’s Future Planned Oil and Gas Operations” “Business Risks” and other related Sub Headings).

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

Firecreek’s Current Oil and Gas Operations

Ten Mile Draw Project, Sweetwater County, Wyoming

Effective November 15, 2005, Firecreek purchased a 50% undivided non-operating interest in certain leases, wells, equipment, mineral interests including oil and gas reserves, and other rights, (the “Assets”) located in Sweetwater County, Wyoming from Newport Oil Corporation (“Newport”), under the prospect named “Ten Mile Draw” (“TMD”). An Operating Agreement was entered into at the time of the purchase, whereas Newport became operator for Firecreek’s non-operated 50% interests, and Newport’s operated 50% interests. The Operating Agreement also provides for our mutual understandings pertaining to the exploration and development of two tracts of land, and additional rights and options further established therein. In accordance with the terms of the Purchase and Operating Agreements, Newport initiated its Phase 1 work program in November and December 2005 to re-complete the first two gas wells, and to restore their production to bring on line to the area pipeline system for sales of natural gas. As a result of these efforts, natural gas production commenced for the two initial wells as of approximately mid-March 2006. Under various rights established with Newport, we commenced with a third workover well program in third quarter 2006 completing the well in the first quarter of 2007. We are in planning stages, contemplating new well drilling development for spring and summer 2007 (also see “Future Development Contemplated, Ten Mile Draw Project”, and section on “Description of Properties”).

Purchase And Work Program Costs Associated With Our Acquired Interests

The Company invested approximately $1.1 million on November 14, 2005 toward purchase of its interests and initial Phase 1 development in the Ten Mile Draw project. Of the $1.1 million $601,000 was paid for the assets, and $488,130 was paid for workover costs and equipment as our share pursuant to the initial Authorization For Expenditure (“AFE”) estimate for workover for the first two wells at the time of closing pursuant to the terms of the Purchase and Operating Agreements with Newport. Newport also contributed the sum of $614,129.50 at the time of closing (total of $1,228,259) for its share of the initial Authorization For Expenditure estimate.

During Fiscal Year Ended 2006, the Company’s expenditures in the Ten Mile Draw project including capital expenses for equipment totaled $403,732.  Total workover cost overages related to the first two wells, the 16-1, and 7-16, and costs related to the AFE for a third workover well, the 13-9, and overage charges related to the 13-9 workover program were $524,969.

Funding for the Company’s interests purchased in the Fiscal Year Ended 2005, and ongoing costs related to ongoing Ten Mile Draw project requirements for the Fiscal Year Ended 2006 were obtained from its Equity Line providers, Dutchess Private Equities Funds, through Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) in the form of a Promissory Note or Notes, as amended, and further secured by our interests held in TMD, and from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess.

Various Terms and Rights Under The Operating Agreement

Under the Operating Agreement, Newport is the operator of the Ten Mile Draw Project and Firecreek is the non-operator. The Operating Agreement provides for the duties and obligations of the operator and the obligations of Firecreek as the non-operator with respect to the funding of certain workover expenses and drilling operations in planning stages. The Operating Agreement provides that unless changed by other provisions therein, costs and liabilities incurred in operations are borne and paid by the parties, and equipment and materials acquired in operations are owned, according to their interests identified as 50% for Firecreek and 50% for Newport. There are workover obligations related to three existing wells of which two of the three wells were completed and brought online in 2006. The third workover under the same 50/50 structure as the first two workover wells was completed in the first quarter of 2007. The Operating Agreement further contemplates drilling new wells and development program related to our acquired interests on land and according to various rights and options therein available at our election, subject to terms of the Operating Agreement, to be undertaken on a third for quarter basis. The Operating Agreement calls for Newport to operate the leases, equipment, wells and reserve interests for the Company through Firecreek on a month-to-month accounting basis. Newport is experienced in the area with staff available for oversight and monitoring of the Company’s interests. Newport utilizes a pumper operator located in and familiar with that area. Newport shall administrate monthly activities including the Company’s expected gas production income when available, issuing monthly management reports, lease operating and interest owner expense and income payments, and compiling same for delivery to our accounting offices.

Competition

The oil and gas industry is highly competitive. As a new independent producer entering the oil and gas business, the Company will not initially own and may never own any refining or retail outlets and may have little control over the price it will receive for planned crude oil production. Higher costs, fees and taxes assessed at the producer level may become prevalent and will not necessarily be able to be passed on to the Company’s customers. Although management has established relationships in its proposed acquisition activities, significant competition by individual producers and operators or major oil companies exists. Integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Many of these competitors have greater financial resources than the Company has now or will have in the near future.

Sales and Marketability

The Company through its Firecreek unit commenced selling natural gas during 2006 through the interests it holds in the leases, wells, and equipment in the TMD. A Gas Purchase Agreement was entered into November 11, 2005, by Emerald Operating Company (“Emerald”) as “Producer”, and Western Gas Resources, Inc. (“Western”). Effective January 1, 2006, Newport, the Company’s Operator for its interests in the TMD Project and Western, signed a Ratification Agreement, adopting the Gas Purchase Agreement as the agreement between them covering gas purchases, pursuant to which Newport became the “Producer”. Newport is the operating partner for our non operated interests owned in the TMD. The Gas Purchase Agreement has a term of three years, continuing thereafter until either party gives written notice of termination at least thirty days prior to the expiration of the primary term or any extension of the primary term. Payments relative to the Company’s receipt from Newport, based on Gas received to the pipeline are estimated to be a standard 45-60 days following monthly settlement and calculation by Western. The BTU content of our gas produced in the TMD workover wells tested above standard. Through Newport we are entitled to receive bonus payment adjustment increase for sales of gas, less gathering fees, as applicable, in accordance with the then terms and calculations of the Gas Purchase Agreement. During Fiscal Year Ended 2006, prices paid by Western accordingly were adjusted for a BTU content of each zone as well as the liquids revenue received. The Company believes it has no commitment that obligates us to produce any set amount of natural gas (see also “Description of properties”).

Future Development Contemplated, Ten Mile Draw Project

During 2006, the Company’s Firecreek unit commenced with a work program for one additional workover well previously anticipated, to be restored to production subject to agreement of the Company and Newport, for our TMD project, Sweetwater County, Wyoming. The well was completed during the first quarter of 2007. One of the next opportunities of interest is a potential drilling program for 3-5 wells in the Almond and Lewis Sand formations at depths to approximately 4,500 feet. Presently, the Company holds interests and rights in areas being considered for one or more drilling programs. The properties and interests are located in our core area operated by Newport Oil Corporation, which can provide or sub contract the services for the drilling and development programs. Newport has worked several years in the region and is directly associated with the oil and gas business. Recently updated costs indicated for such an initial 3-5 well drilling program are estimated to run approximately $1,250,000 per well, including well site(s) preparation, rig, equipment, crewing, permits, title, and legal. Upon a successful effort for a first drilling program, other drilling programs could be considered in this area for ongoing stages of additional development by right of first refusal held by the Company through Firecreek’s Purchase and Operating Agreements with Newport, and subject to such terms and provisions of and contained therein. Well data and older reserve analysis indicates that the Almond and Lewis Sand formations have historically produced long life reserves with a revenue potential, subject to inherent risks, for 20 to 30 years.

Wyoming Regulations

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

The Company and its Firecreek unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, Florida, and other productive regions and areas in the U.S. and overseas.

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

Firecreek’s Overseas Project Activity Development in Central Asian and European Countries

Strategic Alliance with Sahara Group

For current status of the Sahara Group please see information in this section “The Business” under above sub heading “Firecreek Oil and Gas Segment”. For historical information please also see the section titled “The Business” and other information contained in Form 10-KSB filed April 14, 2006, incorporated herein by reference;

In Russia

In the first half of 2005, the Firecreek and Sahara review team made several negotiation and technical trips to Moscow which resulted in successful collection of geological, geophysical, drilling, completion, engineering, production, pipeline/trucking/railway transportation data, and for all selected fields (see Agreements and Exhibits in our current Report, as amended, on Form 8K/A Amendment No. 3, filed on July 5, 2005 and incorporated herein by reference). Substantial data was collected in June and July 2005 and thereafter delivered to our third party engineering firm. The reserve data was certified by the Russian International Integration Oil and Gas Construction Syndicate, Minneftegazstroi, by the Russian Ministry of Natural Resources department. The reserve data was confirmed to be substantially accurate in a preliminary review by our independent third party engineering firm, but was awaiting final delivery of originating log data required by US regulations in effect, and thus to properly complete Reserve Reports as required by the Company, and its then financial partners and investors. In late September 2005 our engineering firm’s Moscow office advised us that additional material was delivered by Minneftegazstroi covering the Phase I Fields and had indicated at that time they would continue to gather the material from the various archives in each of the two Russian states and expressed its intent to complete the data collection and transfer to our engineering firm within 30 to 45 days from September 2005. They advised that the data on the older wells in and around the subject Phase I Fields had been retired to inactive archives which had slowed down the process and that Phase II Field data would be easier to collect as it is active but still pending resolution of internal reorganization brought about by a proposed merger. Minneftegazstroi advised Firecreek, through Sahara, that the internal reorganization should be complete and resolved within 60 to 90 days from late September 2005 after which time negotiations may resume for the transfer of the Phase II Fields to the Firecreek program in conjunction with Minneftegazstroi. We reported not receiving the required balance of data. Firecreek-Sahara management continued to send correspondences to resolve the differences through first quarter 2006. During late July 2006 Dr. Rusbek Bisultanov contacted Minneftegazstroi executives during a meeting with Company management in London. As a result of the discussions at that time the projects were determined to be dormant but still viable. Payments for expenditures made during 2006 and 2005 related to various Firecreek-Sahara activities in Russia was approximately USD $230  and $498,807 respectively including professional services, office expense, technical and data fees, legal, accounting, and travel.

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

In Kazakhstan

During 2006, the Company continued efforts directly with Dr. Bisultanov towards securing additional time to continue our work on the legal complexities for potential acquisition and development for the Kamenkovsky exploration license, and other potential projects located in Kazakhstan. In 2006, we furthered our alignment with various industry consultants, legal advisors, and accountants to find and apply the best methodology to develop an acceptable marketable acquisition approach for one or more programs. Company management and advisors are presently planning for a meeting with Dr. Bisultanov initially scheduled for late April 2007 to be held in Istanbul, Turkey, and in Almaty, Kazakhstan to discuss status of the Kamenkovsky block and position, structural efforts for projects in Kazakhstan. We will continue to report developments and progress, as appropriate. Payments for expenditures made during 2006 and 2005 related to various Firecreek-Sahara activities in Kazakhstan were approximately USD $68,658 and $804,101, respectively, including professional services, office expense, technical and data fees, legal, accounting, and travel. For historical information please also see information listed in the section titled “The Business” and other information contained in Form 10-KSB filed April 14, 2006, incorporated herein by reference.

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

In Ukraine

The Company’s efforts via Firecreek and Sahara Group in Ukraine represented additional considerable in-country negotiation and technical team efforts in Fiscal 2006. In addition to our previous project activities discussed in prior filings for Ukraine, the Company, through Firecreek and Sahara Group, and then through the direct efforts of Dr. Bisultanov secured additional time to continue our work on potential acquisition and development for the projects including the Bugrevatovskoye field, the Sakhalinska a mature proved, and proved undeveloped oil, gas and gas condensate field, and Region service company. We have recently aligned strategically with various industry consultants, legal advisors, and accountants to find and apply the best methodology to develop an acceptable marketable acquisition approach for programs in Ukraine. We will continue to report developments and progress, as appropriate.

Payments for expenditures made during 2006 and 2005 related to various Firecreek-Sahara Group activities in Ukraine were approximately USD $4,646 and $52,203, respectively, including professional services, office expense, data fees, and travel. See also information listed under “Recent Developments”.

In Turkey

Turkish Pipeline Project, Background: Currently there are over 8,500 oil tankers transiting the Bosphorus Strait from the Black Sea into the Mediterranean. The Turkish government, supported by the environmental group Greenpeace, considers the potential for tanker accidents to be significant and unacceptable. It is estimated that the oil coming out of Russia and other venues by the end of 2008 will exceed 14,000 tankers per year. This significant increase has created an urgent priority on the part of the Turkish government to create a modern state-of-the-art pipeline system from the Black Sea to the Aegean Sea via a route west of the Bosphorus. A Letter of Intent has been entered into between the Minister of Energy and Sahara Group covering the construction of a proposed new pipeline system. Firecreek is the operations partner for Sahara Group and will be the project manager. Sahara Group continues to interact with the Turkish government concerning fundamental points of consideration regarding the route and composition of the proposed pipeline from the Black Sea to the Aegean Sea. The Turkish government has elected to review the overall project and consult with other participating oil producing countries of the Black Sea before proceeding with the project. No date has been set for the resumption of discussions. Plans for such resumption will be based in part upon our internal and external financial readiness to enter next stage formal discussions to proceed including feasibility analysis of this project. The project has been dormant but project and relationships through the efforts of Dr. Rusbek Bisultanov are considered still viable. Certain expenditures in Turkey related to various Firecreek-Sahara Group activities for 2006 and 2005 were approximately $-0- and $72,640, respectively, including professional services, and travel.

Firecreek’s Future Planned Oil and Gas Operations

Status of Firecreek’s Overseas Project Activity, and Expenditures

For current status of Firecreek please see information in this section “The Business” under above sub heading “Firecreek Oil and Gas Segment”. For historical information please also see “The Business” and other information contained in Form 10-KSB filed April 14, 2006, incorporated herein by reference.

At December 31, 2005, the Company having achieved a basic ramp up for its various overseas activities worked throughout 2006 to level, and contains start up expenses. To help reduce overhead until the Company develops cash flows, staffing was reduced to an as needed basis. Firecreek maintains a strategic relationship with overseas consultants in Romania, and political advisors in Libya. Firecreek efforts in Romania were brought to a minimum contact basis during 2006. The Company believes it has established relationships and interest for project financings, or strategic relationships with peer groups, which could be provided for both of these countries but is based on obtaining complete due diligence, agreements, and reasonable time for transactional review and closing processes. The Company must be able to show that it can provide capital infusion for all preparatory work for project financing requirements. The Company, for its size and available resources, has made investments to date in an effort to position itself for opportunities, and to progress with our many efforts, but have encountered delays more than once, due to political timing issues, and changes in negotiations, which resulted in an increase in our costs. As a result, our efforts in Romania, and from time to time in other countries, have fallen behind due to available capital shortages to pay key consultants and other service providers. Although relationships still remain strong, we will address these budgetary requirements, and evaluate the potentials for effectiveness to proceed further. Financial outlays, as and when available, will be directed toward working on the most probable profitability efforts. Project relationships and opportunities remain viable. The Company believes the Firecreek overseas platform created over the almost three years of efforts has provided progress and opportunities available for the future potential growth for the Company when ready, subject to all of the tremendous inherent risks associated with these undertakings (see “Business Risks”).

In Romania

Firecreek historically entered negotiation discussions regarding the possibility of acquiring oil fields from OMV-PETROM and the National Agency for Mineral Resources (NAMR) for rehabilitation and development. Firecreek also established a consultancy with S.C. RCI Group de Consultanta SRL in Bucharest, Romania who brought forth several opportunities in Romania and Kazakhstan that may be acquirable under favorable terms. At the present time, the Company and Firecreek are not pursuing activities for acquisition, rehabilitation and development in Romania, but plan to review its status and potential for future business efforts in second quarter of 2007. Payments for expenditures made during 2006 and 2005 related to various Firecreek unit activities in Romania were approximately USD $1,500 and $106,330, respectively, including professional services, related office expense, data fees, and travel.

In Libya

Several years ago Firecreek started working with a Canadian company called Gamma Oil and Gas who had a representative office in Libya. After three trips and in-depth discussions with the Libyan National Oil Company (NOC), Firecreek tendered a Memorandum of Understanding in April, 2004 (MOU) covering the Antelat Field to the southeast of the town of Benghazi. Proved Undeveloped Reserves reported by Libyan engineering officials are significant. The most encouraging aspect of this is the reservoir matrix being a limestone or dolomite matrix, which lends to horizontal development. It was Firecreek’s intention to participate. In addition to the Antelat Field two other fields were identified for inclusion into the program. Those additional fields being the Al Haram and Um Al Faroom fields. These additional fields were then acceptable to the NOC. Firecreek’s former President John R. Taylor and Executive Vice President William E. Merritt met with Dr. Albadre, Chairman of the NOC in November, 2004. It was agreed at that meeting that the Firecreek technical team augmented by technical representatives of Ryder Scott would be invited to Libya in the first quarter of 2006 to review the field and well data as a part of a comprehensive evaluation of the three fields. It was agreed that a formal rehabilitation program for the three fields would be submitted for NOC review and approval leading up to a formal Production Sharing Agreement. Firecreek is awaiting the formal invitation from the National Oil Company of Libya regarding date of the visit. It had been scheduled for March 21, 2006 but was postponed due to the change in NOC Chairman. Upon and after restructuring efforts for Firecreek during 2006, the Company has maintained the status quo, and business alliances in Libya and with the NOC, through Dr. Mousa Hawamdah, a Company Director. Dr. Hawamdah has assisted the Company and Firecreek toward developing strategic alliances with peer groups based on the past efforts and progress of Firecreek, and toward continuing those business efforts in Libya, as and when the Company is ready. We believe that all of our activities in Libya to date are within U.S. State Department Guidelines for conduct. Payments for expenditures made during 2006 and 2005 related to various Company or Firecreek unit activities in Libya were approximately USD $10,557 and $32,020, respectively, including professional services, related office expense, and travel.

Competition

We compete in a highly competitive industry. We will encounter intense competition in all of our operations, including property acquisition, and equipment and labor required to operate and to develop properties. The Company, Firecreek, and our strategic alliances compete with other major oil companies, independent oil companies, and individual producers and operators. Many competitors have financial and other resources substantially greater than ours.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred net losses in fiscal 2006 of $4,245,820 and net losses in fiscal 2005 of $10,867,777. As of December 31, 2006, we had a working capital deficit of $5,009,376. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2007 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $4,245,820 in fiscal 2006 and $10,867,777 in fiscal year 2005.

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

•

Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy. Some of our debt is now overdue, however the holder of the debt has elected not to enforce the default provisions and continues to work with us, and has in fact issued new debt to us in March 2007 for our operations.

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

Risk Factors Affecting Our Future Results Of Operations For The Company

Due to the Company’s limited operating history, it is difficult to accurately predict future revenues. This may result in one or more future quarters where the Company’s financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are outside the Company’s control. Material factors expected to impact the Company’s operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development. The past performance of the Company cannot be used to predict the future performance.

Lack Of Experience

Almost all of the management team joined the Company in 1999 and 2005 and certain of our management may only devote a small percentage of their time to Company business. This lack of specific training, and experience for integration of the oil and gas sector coupled with working in the regulatory environment and less than full time effort in certain cases will probably cause management to miss opportunities that more experienced managers would recognize and take advantage of. Management’s decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

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

Regulation of Oil and Natural Gas Exploration and Production

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability. We do not believe, however, that we are affected differently by these regulations than others in the industry.

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

Limited Financial Data

As a result of its limited operating history, the Company has limited historical financial data upon which to forecast revenues and results of operation. The actual effect of these factors on the price of stock will be difficult to assess. Results of operation may fall well below the expectations of securities analysts and investors, and the trading price of the Company’s common stock may drop.

Estimating Inaccuracies

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of data and of engineering and geological interpretation. Estimates by different engineers may vary. Results of drilling, testing and production after the date of an estimate may justify revision of such estimates. Reserve estimates are often different from the quantities ultimately recovered including the continual possibility of failure to find oil or gas and the drilling of a dry hole, and concentrations of oil in unexpected differing amounts on certain holes or targets drilled.

Declining Reserves

Volumes of proposed oil and gas reserves acquired by the Company will decline as reserves are depleted. Reserve volumes generated from future activities of the Company are highly dependent upon the level of success in acquiring or finding additional reserves.

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, And By Employment For Certain Individual Services In The First Quarter 2006, During Fiscal Year Ended December 31, 2006

Individual outside consulting firms owned by four key Officers and or current Directors, Dennis R. Alexander, Chairman, President and CFO, Rupert C. Johnson, Director, Dermot McAtamney, Co-Treasurer and current Director, and Melvena Alexander, Co-Treasurer, Secretary and Comptroller, along with an additional three key officers during the first quarter of Fiscal Year Ended 2006, John R. Taylor, former President and Director, William E. Merritt, former Executive Vice President, Director, and General Counsel, and Bud Faulder, former Vice President and Director individually providing and contributing additional key services managed the business of the Company.  Mr. Faulder, Taylor, and Merritt resigned their posts during the first four months of Fiscal Year Ended 2006. Accordingly, the loss of the services of any key individual could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may effect the development of the Company’s business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own And Represent 39.15% Of the Company’s Issued and Outstanding Common Stock

The executive officers and directors of the Company currently beneficially own and represent approximately 39.15% of the issued and outstanding Common Stock. Accordingly, such persons may be able to maintain control the Board of Directors of the Company and direct the affairs of the Company.

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

Obligations And Contingencies

The Company is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined the date of this report. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

Other

The Company’s corporate parent operations during fiscal year ended 2006 did not retain any employees. Individual consulting firms owned by four key officers and or directors along with three additional key officers contributing time and effort during the first quarter of Fiscal Year Ended 2006, managed the day-to-day operations of our Company full time. We also have approximately four to six consultants at minimum, plus part time web technicians, accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes; two advisors assist us with project evaluations,  and business development, two advisors have assisted us with information and research and one with technical writing and presentation. The Company intends to hire several full time employees if we receive funds which include; international accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, chief communications officer; investor relations; operations officer; financing officers; several key assistants to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

Oil and Gas Properties, Leases, and Interests

Sweetwater County, Wyoming

Through the Company’s wholly owned subsidiary, Firecreek Petroleum, Inc., the Company owns an interest in 4 gas wells located in Sweetwater County, Wyoming, 2 of which were completed and on production in 2006 for the production of gas. A third well was completed in the first quarter 2007.

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

The Company owns a 50% undivided non operated interest in certain leases, wells, equipment, mineral interests including oil and gas reserves, and other rights, (the “Assets”) located in Sweetwater County, Wyoming from Newport, under the prospect named “Ten Mile Draw” (“TMD”). An Operating Agreement was entered into at the time of the Purchase, between Firecreek and Newport whereas Newport became operator for Firecreek’s non operated 50% interests, and Newport’s operated 50% interests. The Operating Agreement also provides for our mutual understandings pertaining to the exploration and development of two tracts of land, and additional rights and options further established therein. Also please see “The Business”; Firecreek’s Current Oil and Gas Operations”; “Ten Mile Draw Project, Sweetwater County, Wyoming”; “Future Development Contemplated, Ten Mile Draw Project”.

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

At the closing of the purchase of such 50% undivided interest in the above-described Assets, Firecreek and Newport entered into an Operating Agreement (“Operating Agreement”), dated effective November 15, 2005, covering the oil and gas leases and interests described above. Under the Operating Agreement, Newport is the operator of the Ten Mile Draw Project and Firecreek is the non-operator. The Operating Agreement provides that unless changed by other provisions of the Operating Agreement, costs and liabilities incurred in operations under the Operating Agreement are borne and paid by the parties, and equipment and materials acquired in operations are owned, by the parties, as their interests are identified in the Operating Agreement, being 50% for Firecreek and 50% for Newport. The operator, Newport, will also charge a monthly overhead fee of $500.00 per producing well. Under the Operating Agreement, Newport furnishes the monthly Lease Operation Expense and activity reports to the Company, acting in capacities as Manager and consultant. Newport coordinates with Company management for oversight and decision making on important items related to gas production, workover and or development activities. Newport will administrate the Company’s monthly run checks from Western Gas Resources, Inc. Newport will collect and process the run checks representing the monthly payments due for the production of gas related to the Company and Newport’s interests. Newport administrates monthly payments and activities including revenue received to be paid for the Company’s gas production income relative to our interests in the properties, and will include accounting for lease operating expenses (LOE’s), collecting and compiling Joint Interest Billing (JIB) statements and certain reports and financial statements related to production income and expenses for monthly delivery to the Company’s accounting personnel. The Operating Agreement is in perpetuity, unless generally speaking, the business is wound up or down, or other triggering events transpire, as defined by the terms therein listed in the Operating Agreement. The Company may elect to cancel the agreement for good cause, or Newport may cancel the Agreement upon 30 day written notice to the Company.

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

With respect to the three workover wells, Firecreek and Newport are each responsible for 50% of the workover costs and fixed assets and have 50% of the working interest. As to the 7-16 Well and the 16-1 Well, each of Firecreek and Newport contributed the sum of $614,129.50 (total of $1,228,259) pursuant to the initial AFE for workover at and fixed assets the time of closing, with the acknowledgment that the initial AFE was only an estimate of workover costs for those two wells and each party is liable for 50% of all costs attributable to workover of those wells. Regarding the 13-9 Well, located in Section 9 of Township 21 North, Range 99 West, 6th Prime Meridian; Effective June 30, 2006, the Company, Firecreek, and Newport entered into an Addendum Agreement pursuant to Article III Section 3.1 sub section B, of the Purchase and Sale Agreement, and Article VI, A. 1, paragraph three of the and Operating Agreement dated November 10 and November 15, 2005, respectively. The Company, Firecreek, and Newport reached a mutual satisfactory resolution regarding certain third party overriding royalties, conversion rights, and interests held in a certain 320 acre tract containing a third well which Firecreek and Newport would commence with the workover program on the 13-9 well (referred to as well “UPRR Patented 13-9”). During Fiscal Year Ended 2006, Firecreek incurred an additional $524,969 toward workover related costs attributable to the 16-1, 7-16 and 13-9 wells.

With respect to the two workover wells in Section 16, Township 21 (the 7-16 Well and the 16-1 Well), the total 100% working interest is subject to: (i) a royalty interest of 12.5%; and (ii) an overriding royalty interest of 5.00%. The total net revenue interest is therefore 100% minus 17.5% or 82.50%, and Firecreek has one-half of this or 41.25%.

With respect to the 13-9 Well, located in Section 9 of Township 21 North, Range 99 West, 6th Prime Meridian, the total 100% working interest is subject to: (i) a royalty interest of 15%, and (ii) an overriding royalty interest of 5.00%. The total net revenue interest is therefore 100% minus 20.0% or 80.00%, and Firecreek has one-half of this or 40.00%. The working interest in this well is further subject to the terms of a recently executed Farm Out agreement between a third party and Newport.

The Operating Agreement contemplates drilling additional wells during 2007 in Section 16, Township 21 North, Range 99 West, 6th Prime Meridian, and four to six wells on other land subject to the Operating Agreement. With respect to new wells, Newport will prepare proposed drilling programs and submit those to Firecreek for review.

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

The Company’s operator, Newport, has re-completed the 16-1 and 7-16 well and is reported by its pumper in the area to be producing gas in the Almond and Lewis Formations. The 13-9 commenced production in March 2007.

The Company attempts to maintain all of its operating wells in good working condition. Newport, based in Clearwater, FL, is familiar with the oil and gas business and interests located in Sweetwater County, Wyoming. Newport operates the Company’s interests in the properties, further utilizing a contract pumper in the area who oversees production and maintenance activities for the wells, equipment, and other development activities for the leases.

Financing Related To Our Oil and Gas Interests Located In Sweetwater County, Wyoming

The wells and interests listed above are secured and encumbered by notes to Dutchess Private Equities Funds, through Dutchess. Information on the Dutchess Private Equities Fund Agreements, the Ten Mile Draw Purchase and Sale with Newport, and attached additional exhibits can be found in our Current Reports on Form 8-K filed April 27, 2006, July 7, 2006, and November 16, 2005, and in “Notes To Financial Statements” Note 12, Issuance of Convertible Debentures, incorporated herein by reference.

The Company paid cash of approximately $1.1 million on November 14, 2005 toward purchase of its interests and initial Phase 1 development in the Ten Mile Draw project. Of the $1.1 million, $601,000 were paid for the assets, and $488,130 plus other title and miscellaneous costs pursuant to the initial AFE estimate for workover for our share of the first two wells at the time of closing pursuant to the terms of the Purchase and Operating Agreements with Newport.

General Terms for the three Dutchess notes for Fiscal Year Ended December 31, 2006, and 2005:

Original face value principal amount notes in the amount of $6,272,750 secured by the Company’s interests related to its assets and interests in the subject properties located in Sweetwater County, Wyoming, and from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess. There are no due on sale provisions for the notes (See also section on “Liquidity and Capital Resources”, and “Notes To Financial Statements” Note 10, Equity Credit Line, incorporated herein by reference).

Exploration and Production

The Company did not participate in the drilling of a well or wells since May/June of 2000 through 2002, until entering recent workover programs in Sweetwater County, Wyoming on three wells. The Company, in addition to its present plans contemplated for the Ten Mile Draw, may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority, or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Proved Reserves

The following table sets forth the estimated total proved developed producing, and total proved undeveloped oil and gas for Gross Working Interest reserves, owned by the Company’s wholly owned subsidiary Firecreek Petroleum, Inc. and Newport Oil Corporation. This analysis was performed in a professional manner using customary and accepted petroleum engineering and geological practices and techniques. The analysis is valid for the data provided to the authors of the report (listed below), representing a true and accurate assessment of the Proven Developed Reserves, the Proven Undeveloped Reserves, for the interests held by Firecreek Petroleum, Inc. (50% Working Interest) and Newport Oil Corporation (50% Working Interest) in the south half of Section 9 and all of Section 16, Township 21 North, Range 99 West, as outlined in the report. The following reserve information is based on excerpts of the independent engineering and geological report prepared by Michael T. Borah (Wyoming PE No. 5107) and Lynette D. W. George (Wyoming PG No. 1004), respectively, at the request of the Company and Newport Oil Corporation. Natural Gas prices for the various economic analyses were based on the actual gas purchase statements from Western Gas for December 2006. $6.09 per Mcf for the State 7-16 well, and $5.24 per Mcf for the Continental Divide 16-1 well. Prices were adjusted for a BTU content of each zone as well as the liquids revenue received. These prices were utilized for all economics performed for this report.

(1)

Gross (WI) reserves for the subject acreage, based on the appropriate category and effective January 1, 2007, are as follows:

	Proven Developed	Proven Undeveloped

Lewis/ Almond	861,848 Mcf	0
Almond		1,738,208 Mcf
Almond CBM	0	0

Proven Developed	Net Present Value (10%) = $867,568
Proven Undeveloped	Net Present Value (10%) = $2,466,196

Total Proven Reserves:	2,600,056 Mcf (100% Working Interest)
Total Net Present Value:	$3,333,764 (100% Working Interest)

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

The actual amount of the Company’s proved reserves is dependent on the prevailing price for oil, which is beyond the Company’s control of influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during years 1999 and 2000. In 2001 and 2002 prices again have been extremely volatile. In 2003, 2004, and 2005, the futures market reported unprecedented natural gas and crude oil price, along with increasing volatility in 2006. There can be no assurance that oil/gas prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; fear of war, or non fear of war; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; national inventory levels; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors all of which are beyond the control or influence of the Company.

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

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Sweetwater County, Wyoming as of December 31, 2006:

	Developed Acreage		Undeveloped Acreage

	Gross	Net	Gross	Net

Sweetwater County	320	160	960	360

Total	320	160	960	360

Production And Sale Of Oil And Gas

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net Natural gas produced and from the Company's property interests held, after royalties, during the periods indicated. The Company did not produce any oil for the period ended December 31, 2006:

	Year Ended December 31,
	2006	2005

Average net daily production of oil (Bbl)	-0-	-0-
Average net daily production of gas (MCF)	95	-0-
Average sales price of oil ($ per Bbl)	-0-	-0-
Average sales price of gas ($ per MCF)	$5.41	-0-
Average lifting cost per bbl oil equiv.	-0-	-0-

Disposal of Intangible Assets Acquired Through Exchange Merger Acquisition with International Group Holdings, Ltd. (IYSG)

On December 31, 2005, the majority of the Board of Directors of the Company elected to dispose of its wholly-owned subsidiary, International Yacht Sales Group, Ltd. (IYSG) of United Kingdom. The results of operations for IYSG is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2005.

Out Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006.

The Company is committed to a non-cancelable operating lease for office space in Fort Worth, Texas. Future minimum lease payments required under this lease is as follows:

2007	$35,260

Total minimum lease payments	$35,260

Rent expense for fiscal year 2006 and 2005 was $84,631 and $128,925, respectively.

The Chief Executive Officer of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises. At December 31, 2006, the premises continue to be provided free of charge. Please see “Certain Relationships and Related Transactions”.

ITEM 3 - LEGAL PROCEEDINGS

We are a not a party to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company became available for quotation on the over-the-counter, NASD NQB Pink Sheets initially January 20, 2000. As of March 14, 2003, the Company moved to the over-the-counter market, NASD OTC Electronic Bulletin Board quotation medium system, and is presently dually quoted on both Pink Sheets and Bulletin Board. The range of high and low bid information for the shares of the Company’s stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2007	High	Low

First Quarter	$0.0087	$0.0061

Year Ended December 31, 2006	High	Low

First Quarter	$0.044	$0.0171
Second Quarter	0.032	0.0161
Third Quarter	0.0191	0.0085
Fourth Quarter	0.0153	0.008

Year Ended December 31, 2005	High	Low

First Quarter	$0.062	$0.015
Second Quarter	0.066	0.013
Third Quarter	0.0181	0.057
Fourth Quarter	0.0076	0.003

As of March 30, 2007, the Company had issued and outstanding 399,388,946 shares of common stock, held by approximately 1,977 holders of record.

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company’s ability to pay dividends on its common equity or that would be likely to do so in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i) All compensation plans previously approved by security holders; and

(ii) All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)			Number of securities remaining available for future issuance (c)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	2,500,000		$0.18		-0-
2004 Stock Incentive Plan 2	1,400,000		$0.09		-0-
2005 Stock Incentive Plan (1)	2,600,000		$0.04	*	1,300,000
Total for Plans Filed On Form S-8	6,500,000	$			1,300,000
(i) Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)	2,000,000		(5)		2,000,000
DLM Asset Management,-Warrant (2)(7)	3,350,000		$0.06		3,350,000
Tirion Group, Inc.-Warrant (7)	3,350,000		0.06		3,350,000
John R Taylor-Option (4)	2,000,000		$0.70		2,000,000
William E. Merritt-Option (4)	2,000,000		$0.70		2,000,000
George B. Faulder-Option (4)	2,000,000		$0.70		2,000,000
Dr. Mousa Hawamdah-Option (4)	2,000,000		$0.70		2,000,000
James Barker-Option (4)	1,000,000		$0.70		1,000,000
Charles Alliban-Option (4)	2,000,000		$0.70		2,000,000
Dennis R. Alexander-Option (4)	2,000,000		$0.70		2,000,000
Gregg Fryett-Option (4)	2,000,000		$0.70		2,000,000
Peter Fryett-Option (4)	2,000,000		$0.70		2,000,000
(ii) Equity compensation plans not approved by security holders
M. Herzog-Option (3)	600,000		$0.95		600,000
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	600,000		$0.95		600,000
M. Alexander-Option (3)	500,000		$0.95		500,000
D. Kronenburg-Option (3)	500,000		$0.95		500,000
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)
L. Trapp-Option (3)	600,000		$0.95		600,000
T. Richards-Option (3)	500,000		$0.95		500,000
Bradley Ray-Option	500,000		$0.95		500,000
Steven Antebi-Warrant (2)	4,000,000		$0.025		-0-
Sapphire Consultants-Warrant (2)(6)	2,500,000		$0.02		2,500,000
Confin International Inv.-Warrant (2)(6)	3,750,000		$0.02		3,750,000
John Brigandi-Warrant (2)	625,000		$0.02		312,000
Steven Antebi-Warrant	4,000,000		$0.05		4,000,000
Joseph M. Vasquez	500,000		$0.022		500,000
Joseph M. Vasquez	500,000		$0.06		500,000
Joseph M. Vasquez	500,000		$0.12		500,000
Total (1)	41,562,000		$0.40	**	41,562,000

(*)     Information listed for column (b) in the table above represents the exercise or strike price for each option or warrant, excluding those noted (1) and (5). The calculation for Column (b) note (1) is the estimated average of the closing bid prices on the effective date of issuances under the plan prior to February 9, 2005.

(**)   The final Total listed for column (b) in the table above represents the weighted average exercise price for all 2005 options and warrants listed and noted (2), and (4) in the table only (please see calculation method and additional information listed in item 9. “Issuance of Warrants” located in “Notes to the Consolidated Financial Statements For the Years Ended December 31, 2006 and December 31, 2005”).

(1) The balance of shares available under the 2005 Stock Incentive Plan registered on Form S-8 are not available for further issuance after February 9, 2005 unless authorized, pursuant to terms of various agreements with our lenders during the year ended December 31, 2006, and December 31, 2005, and information has been excluded from the final Total calculations listed above for columns (a), (b), and (c) accordingly.

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

(4) Represents options issued by the Company as part of the Firecreek Petroleum, Inc. acquisition which vested, becoming available for exercise February 9, 2005. For terms of these options, please see information furnished in a Current Report on Form 8-K/A (Amendment No. 2), filed on September 16, 2004, and incorporated herein by reference.

(5) The strike price for the Tirion Warrant is 80% of the average of the then lowest three closing bids for the previous 30 days from the date the warrants are exercised. For further information regarding terms of the Warrant please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference.

(6) On March 14, 2006 the Company notified the holders of the Warrants that they must exercise their Warrants for cash or the Warrants will be cancelled without further notice, 30 days following such notice thereof.

(7) Represents an assignment of 3,350,000 shares underlying Warrants held by DLM Asset Management, Inc. to Tirion Group, Inc. on February 14, 2006.

(8) Represents options issued by the Company in behalf of an extension and amendment of a Corporate Advisory Agreement with Steven Antebi, dated January 30, 2006. For further information regarding the terms of the extension and amendment of a Corporate Advisory Agreement, and corresponding option agreement please see a Current Report on Form 8-K/A, filed on February 3, 2006, incorporated herein by reference.

(9) Represents options issued by the Company on behalf of an Advisory Service Agreement with Joseph M. Vasquez dated March 1, 2006. For further information regarding the terms of the option agreements please see an amended Current Report on Form 8-K/A, filed on March 17, 2006, incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

On April 21 and June 29 of 2006, the Company issued convertible debentures with a face value of $171,875 and $300,000 respectively, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in April and June of 2011. The debentures were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 99.1 and 99.2 to our Current Reports on Form 8-K filed on April 27, 2006 and June 7, 2006, respectively, incorporated herein by reference.

On November 14 and December 15 of 2005, the Company issued convertible debentures with a face value of $375,000 and $82,500, respectively, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in November and December 2010. The debentures were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 10.3, and 99.1 to our Current Reports on Form 8-K filed on November and December 16, 2005, respectively, incorporated herein by reference.

For additional information other than that furnished in this section regarding recent sales of unregistered securities please see information listed under RECENT SALES OF UNREGISTERED SECURITIES, and in exhibits and elsewhere contained in Form 10-KSB, filed April 14 2006; Form 10-KSB, filed April 12, 2005, and in our Registration Statement on Form SB-2, and listed exhibits, as amended, and incorporated herein by reference.

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

The Company is currently focused on oil and gas activities in the following areas: i) Development of our domestic interests acquired initially in Wyoming for production of oil and primarily natural gas, and ii) pursuit of and potential completion of projects overseas in Central Asian and European countries. Further, the Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2007 with a goal to increase our revenue base and cash flow.; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. The Company disposed of these two segments of operations in 2003. The Company acquired a marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain in December 2003 later disposing of its operations in late 2005. We accounted for the segments as discontinued operations in the consolidated statements of operations for the related fiscal year.

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006 (see further discussion and updates in “The Business”).

Effective November 15, 2005, Firecreek purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We have commenced with gas production in the first and second quarters of 2006, began a workover program for a third well in July of 2006 operations recently completed in March of 2007, and we are contemplating one or more additional drilling programs in the TMD area (see further discussion in “The Business”).

The Company expects to incur an increase in operating expenses during the next year from commencing the described activities related to its plans for the Company and Firecreek oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

On December 1, 2003, through our exchange merger acquisition with International Group Holdings, Ltd., as amended, we acquired a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”) and all of its divisions, as a wholly owned subsidiary of the Company. On December 31, 2005, the Company elected to dispose of IYSG. The results of operations for this segment is included in loss from discontinued operations in the consolidated statements of operations for fiscal 2005.

RESULTS OF OPERATIONS - 2006 Compared to 2005

Total revenue for the commencement of production and sale of natural gas in fiscal year 2006 was $146,831 compared to $-0- in total revenue for the year 2005. Natural gas sales account for a majority of the Company's revenues, attributable to the first two completed wells in Sweetwater County, Wyoming.

Costs of operations for gas production were $187,911 in 2006 as compared to $-0- in 2005. This item includes all well operating expenses and any amounts paid to the property manager and consultants.

General and administrative costs decreased approximately 67% percent to $2,998,250 in 2006 from $9,287,691 in 2005.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:
	31-Dec-06	31-Dec-05

Advertising & promotion	$62,993	$70,765
Administration	56,558	342,982
Bank fees	10,814	0
Relocation	0	3,343
Consulting	1,084,374	3,994,215
Depreciation	31,467	16,040
Investor incentives/commissions	315,262	921,083
Professional fees	440,226	2,300,792
Press releases	3,155	0
Printing	2,071	0
Postage	1,748	0
Rent & storage	88,797	128,925
Research	22,917	711
Salaries & benefits	218,688	377,385
Taxes	2,474	26,726
Telephone	30,315	128,821
Travel costs	101,422	487,773
Well development	524,969	488,130
Total	$2,998,250	$9,287,691

Advertising and Promotion costs of $62,993 was used for investor relations and market awareness.

Administration Costs of $56,558 was used for office and general operating expenses.

Consulting Fees of $1,084,374 were incurred during investigations into acquiring profitable business enterprises.

Investor Incentives/commissions of $315,262 include costs related to obtaining financing and credit lines.

Professional Fees of $440,226 were incurred in regards to legal costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Rent and Storage of $88,797 includes leasing and furnishing offices in Forth Worth, Texas.

Salaries and Benefits of $218,688 were used to pay Firecreek employees in the first quarter.

Travel costs of $101,422 to England, Kazakhstan and Ukraine, Florida, Los Angeles, and Boston etc. was in connection with signing of agreements, negotiating contracts and arranging for potential financing.

Wells development includes costs of $524,969 related to workover programs for our oil and gas interest held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative expense, the Company experienced a loss from operations of $3,039,330 in 2006 as compared to a loss of $9,287,691 in fiscal 2005.

Interest expense for fiscal year 2006 was $1,206,490 as compared to $1,898,261 in fiscal year 2005. Interest expense in 2006 includes amortization of the beneficial conversion features related to debentures issued in 2004 and 2005 and 2006, totaling $1,180,495.

After deducting interest expense, the Company incurred a net loss of $4,245,820 in fiscal year 2006 compared to a loss of $10,867,777, in fiscal year 2005.

After accounting for extinguishment of debt, and discontinued operations (net of tax) the net loss was $4,245,820 in fiscal year 2006, as compared to $10,867,777, for fiscal year 2005. On a per share basis, fully diluted loss per share for fiscal year 2006 was $0.01 compared to $0.08, in fiscal 2005.

During year 2007 based on development efforts achieved to date, we expect to limit and reduce our expenditures for overseas Eurasian acquisition activities related to oil and gas programs until we are reasonably assured an acquisition can be financed, closed, and activated. We also look to secure ongoing potential financing to expand our growth and to provide for additional drilling and workover programs related to our Ten Mile Draw Project in Wyoming.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2006 was $14,955 compared to $149,962 at the beginning of the year. At December 31, 2006, the Company had working capital deficit of $5,009,376 compared to $3,357,901 at the beginning of the year.

Cash used by operating activities was $1,569,827 for the year ended December 31, 2006, compared with $5,940,790 for the year ended December 31, 2005.

The Company paid $271,796 in fiscal year 2006 for the Ten Mile Draw well equipment. The Company received $1,505,000 in fiscal year 2006 by issuing convertible debentures and promissory notes on its equity credit line. Shareholder advances increased by $23,776. In addition the equity line was paid down by $1,165,098.

Total assets increased to $1,203,014 at December 31, 2006 compared to $850,580 at the beginning of the year mainly as a result of the acquisition of assets, for the workover and development of gas leases in Sweetwater County, Wyoming.

Shareholders equity decreased to a deficit of $4,683,434 at December 31, 2006 from a deficit of $4,448,610 at December 31, 2005. During fiscal year 2006, the Company issued 87,500,000 shares to consultants valued at $753,700 for services rendered. In addition, the Company issued 58,555,432 shares to pay the equity line of $1,165,098. The Company issued 5,500,000 warrants valued at $5,407. The Company issued 4,148,514 shares of stock for $77,790. A Warrant holder converted 4,000,000 for proceeds of $100,000. In addition, 20,250,000 shares were issued to convert the balance of the preferred stock. Convertible debentures of $471,875 were issued. The exercise price is 75% of the lowest bid market price for a 15 day period prior to conversion. The Company recorded a beneficial conversion of $370,001.

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

Management has estimated that such cost for initially paying down certain of the Company’s recent debt, and activating development of its current plans for domestic and overseas commencement of oil and gas segment operations, will initially require approximately $8,000,000 to $12,500,000 or more during the first six to twelve months of fiscal 2007. The Company recently obtained $435,000 in March 2007 from the issuance of a promissory note to a finance company that provides our equity credit line. We are working to secure $5,000,000 to $7,000,000 or more in asset based, and or other debt or equity finance by June to assist our 2007 plans, and are in addition to the availability of our established equity credit line. There can be no guarantee or assurance that we will receive or be successful in obtaining additional financing.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2007.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.
(formerly Energy Producers, Inc.)

CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

Index to Financial Statements

Independent Auditor’s Report	F-1

Consolidated Balance Sheets	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Changes in Shareholders Equity	F-5 – F-6

Notes to the Consolidated Financial Statements	F-7 – F-18

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

27 Beach Road Suite CO5A

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management  and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the  preparation of financial statements for external purposes in  accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial  statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 13, 2007.  In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2006 the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over  financial  reporting  (as  such  term is  defined  in Rules 13a-15(f)  and  15d-15(f)  under the  Exchange  Act) that have materially affected,  or are reasonably likely to materially  affect,  the Company's  internal control over financial reporting.

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

27 Beach Road Suite CO5A

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited management's  assessment,  included in  the accompanying   Management's   Report  on  Internal  Control  Over Financial   Reporting of EGPI Firecreek, Inc. maintained  effective  internal control over  financial reporting  as of December 31, 2006,  based on criteria  established  in Internal  Control-Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of the Treadway  Commission  (the  COSO  criteria).   EGPI Firecreek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness  of internal   control  over  financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over  financial reporting,  evaluating  management's  assessment, testing  and evaluating  the design and  operating  effectiveness of internal control,  and performing  such other procedures as we considered necessary  in  the  circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over  financial  reporting includes those policies and procedures  that (1) pertain to the  maintenance of records that, in  reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide  reasonable assurance that  transactions are recorded as necessary to permit  preparation  of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that EGPI Firecreek, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of EGPI Firecreek, Inc. as of December 31, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and express an unqualified opinion thereon.

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

Monmouth Beach, New Jersey

April 13, 2007

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and December 31, 2005

ASSETS	31-Dec-06	31-Dec-05
Current assets:
Cash	$14,955	$149,962
Deferred charges	319,190	0
Total current assets	$334,145	$149,962
Other assets:
Fixed assets- net	868,869	697,859
Other receivables	0	2,759
Total assets	$1,203,014	$850,580
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$839,373	$385,292
Convertible debentures payable-net	158,543	0
Equity line notes payable	4,345,605	3,204,427
Total current liabilities	$5,343,521	$3,589,719
Advances payable to shareholders	168,052	144,276
Convertible debentures payable-net	374,875	26,195
Total liabilities	$5,886,448	$3,760,190
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend	0	1,539,000
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 395,367,446 at December 31, 2006 and
220,913,500 shares at December 31, 2005	$395,367	$220,913
Additional paid in capital	19,714,669	15,878,127
Accumulated deficit	(24,793,470)	(20,547,650)
Total shareholders' deficit	(4,683,434)	(4,448,610)
Total Liabilities & Shareholders' Deficit	$1,203,014	$850,580

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Operations

For the Years Ended and December 31, 2006 and December 31, 2005

	31-Dec-06	31-Dec-05
Gross Revenues from sales	$146,831	$0
Cost of sales	(187,911)	0
Gross loss	($41,080)	$0
General and administrative expenses:
General administration	$2,998,250	$9,287,691
Total general & administrative expenses	2,998,250	9,287,691
Net loss from operations	$(3,039,330)	$(9,287,691)
Other revenues and expenses:
Interest expense	(1,206,490)	(1,898,261)
Net loss before provision for income taxes	$(4,245,820)	$(11,185,952)
Provision for income taxes	0	0
Net loss before extraordinary item	$(4,245,820)	$(11,185,952)
Extraordinary item- extinguishment of debt (net of tax)	0	375,789
Net loss from continuing operations	$(4,245,820)	$(10,810,163)
Loss from discontinued operations (net of tax)	0	(57,614)
Net loss	$(4,245,820)	$(10,867,777)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations	0.00	0.00
Gain from extraordinary item	0.00	0.00
Loss per share	$(0.01)	$(0.08)
Weighted average of common shares outstanding:
Basic & fully diluted	286,203,311	134,874,275

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended and December 31, 2006 and December 31, 2005

	31-Dec-06	31-Dec-05
Operating Activities:
Net loss from continuing operations	$(4,245,820)	$(10,810,163)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	100,736	16,040
Amortization of beneficial conversion feature	438,419	1,555,849
Consulting expense	759,107	4,162,398
Interest expense	768,071	0
Amortization of deferred charges	282,685	0
Extraordinary item- forgiveness of debt (net of tax)	0	(375,789)
Changes in other operating assets and liabilities :
Other receivable	2,759	(2,759)
Deferred charges	(130,000)	0
Accounts payable and accrued expenses	454,216	(486,366)
Net cash used by operations	$(1,569,827)	$(5,940,790)

Investing activities:
Purchase of equipment	$(271,746)	$(713,899)
Net cash used by investing activities	(271,746)	(713,899)

Financing Activities:
Credit equity line	$1,505,000	$3,555,000
Issued common stock	77,790	0
Payment of credit equity line	0	(334,333)
Issued convertible debenture	0	4,000,000
Payment of capital lease	0	(9,276)
Warrants converted	100,000	6,260
Shareholder advances received (paid)	23,776	(418,538)
Net cash provided by financing activities	1,706,566	6,799,113
Net increase (decrease) in cash during the fiscal year	$(135,007)	$144,424
Cash balance at January 1st	149,962	5,538
Cash balance at December 31st	$14,955	$149,962
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$1,600
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended and December 31, 2006 and December 31, 2005

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2004- as restated	75,247,968	$75,248	$6,388,767	$(9,679,873)	$(3,215,858)
Issued shares for services	22,815,831	22,816	1,385,156		1,407,972
Issued shares to pay debt	4,710,253	4,710	278,359		283,069
Issued shares to pay equity line	3,268,464	3,268	128,128		131,396
Debentures converted to shares	93,491,153	93,491	4,256,019		4,349,510
Preferred shares converted to common	21,066,831	21,067	1,385,280		1,406,347
Beneficial conversion feature			1,733,545		1,733,545
Detachable warrants issued			316,926		316,926
Warrants exercised	313,000	313	5,947		6,260
Net loss for the fiscal year				(10,867,777)	(10,867,777)
Balance at December 31, 2005	220,913,500	220,913	15,878,127	(20,547,650)	(4,448,610)
Issuance of warrants			5,407		5,407
Issued shares for services	87,500,000	87,500	666,200		753,700
Issuance of common stock	4,148,514	4,149	73,641		77,790
Conversion of warrants	4,000,000	4,000	96,000		100,000
Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000
Issued shares to pay equity line	58,555,432	58,555	1,106,543		1,165,098
Beneficial conversion feature			370,001		370,001
Net loss for the fiscal year				(4,245,820)	(4,245,820)
Balance at December 31, 2006	395,367,446	$395,367	$19,714,669	$(24,793,470)	$(4,683,434)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended and December 31, 2006 and December 31, 2005

1.

Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

The Company is a 50% non controlling owner of three gas wells in Wyoming.

In December 2006, the Company increased its authorized common stock to 1,320,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

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

Recent accounting pronouncements:

SFAS 155, "Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140" (`SFAS No. 155"). This Statement shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's consolidated financial statements.

SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management does not expect adoption of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue

No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48,

"Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company's consolidated financial statements.

Reclassifications- Certain 2005 amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation.

2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the years ended December 31, 2006 and December 31, 2005, the Company generated no material revenues and has relied on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans.  This situation raises the doubt of the Company’s ability to continue as a going concern

Management’s plans with regard to this matter are as follows:

-Raise interim and long term finance in addition to its present equity line to assist expansion-development and acquisition programs for oil and gas, corporate operations, and for the purpose of building on the current revenue base.

-Obtain asset based project finance or develop joint ventures to fund work programs for oil and gas projects domestically and overseas.

-Pursue formation of strategic alliances with more firmly established peer groups to assist acquisition activities.

-Initiate search for experienced oil and gas personnel to add to our staff.

3. Fair Values of Financial Instruments

The carrying amounts of the cash, deferred charges, other receivable, accounts payable and accrued expenses, equity line notes payable, advances payable to shareholders, and convertible debentures payable reported in the balance sheets are estimated by management to approximate fair value at December 31, 2006 and December 31, 2005.

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

Net loss per common share has been computed as follows:

	31-Dec-06	31-Dec-05

Net loss from continuing operations	($4,198,827)	($10,810,163)
Net loss from discontinued operations	$0	($57,614)
Net gain from extraordinary items	0	375,789
Total shares outstanding	395,367,446	220,913,500
Weighted average	286,203,311	134,874,275
Loss from continuing operations	($0.01)	($0.08)
Loss from discontinued operations	(0.00)	(0.00)
Gain from extraordinary items	0.00	0.00
Loss per share	($0.01)	($0.08)

5. Common and Preferred Stock Transactions

During the year ended December 31, 2006, the Company issued 4,000,000 shares for the conversion of 4,000,000 warrants and received proceeds of $100,000.

During the year ended December 31, 2006, the Preferred C shareholders converted their shares to 20,250,000 shares of common stock.

During the year ended December 31, 2006, the Company issued 58,555,432 shares of common stock to pay down the equity line of credit.

During the year ended December 31, 2006, the Company issued 4,148,514 shares of common stock and received proceeds of $79,840.

During the year ended December 31, 2006, the Company issued 87,500,000 shares of common stock to employees and consultants for services rendered.

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

During the year ended December 31, 2005, preferred stock holders converted 9,500,000 shares of preferred A stock, 2,566,837 shares of preferred B stock, and 900,000 shares of preferred C stock into 21,066,831 shares of common stock.

During the year ended December 31, 2005, the Company issued 3,268,464 shares of common stock to pay down the equity line.

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

Series C preferred stock: In June 2005, the shareholders elected to authorize for issue 20,000,000 shares of preferred C stock.  The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory.  One share of preferred is convertible into 10 shares of common stock.  The Company issued 2,925,000 shares of preferred C stock, of which 900,000 were converted to common stock in fiscal year 2005 and 2,025,000 were converted to common stock in fiscal 2006.

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Dec-06	31-Dec-05

Well lease	$475,000	$475,000
Well equipment	403,732	126,000
Computer equipment & software	63,676	63,676
Office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(122,761)	(16,039)
Fixed Assets- Net	$868,869	$697,859

8. Concentration of Credit Risk

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $4,305,605 against the equity line. As of December 31, 2006, the Company is in default on $3,036,680 of the equity line.

The ability of the Company to make its payments could limit or entirely prevent the Company’s ability to draw down additional borrowings now or in the future, or to generate cash from the issuance of common stock to sustain operations and growth. A withdrawal of support of the equity line of credit would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

9.  Issuance of Warrants

During fiscal year 2005, the Company issued 36,575,000 warrants to purchase common stock to debenture holders and consultants. The Company applied an option pricing model to determine the fair value of the warrants issued and recorded $316,926 in consulting expense in the statement of operations reflecting the fair market value of the warrants issued.

During the fiscal year ended December 31, 2006, the Company issued 5,500,000 warrants to consultants and recorded an expense of $5,407. The Company applied an option pricing model to determine the fair value of the warrants issued. The following assumptions were used in the option pricing model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 4%.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

There is no formal stock option plan for employees.

A list of warrants outstanding is as follows:

		Weighted Average	Weighted Years
	Amount	Exercise Price	to Maturity

Outstanding at December 31, 2004	4,200,000	$0.96	2.64
Issued	36,575,000
Exercised	(313,000)
Expired	(400,000)
Outstanding at December 31, 2005	40,062,000	$0.37	3.24
Issued	5,500,000
Exercised	(4,000,000)
Expired	0
Outstanding at December 31, 2006	41,562,000	$0.40	2.72

10. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $4,305,605 against the equity line. Under the terms of the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. Materially all of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.

The following is the schedule of the equity line notes payable and their current status.

Note 1	In default	$1,470,031
Note 2	In default	1,566,824
Note 4	Due April 2006	339,554
Note 5	Due June 2006	969,195
	Equity line notes payable	$4,345,605

11. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-06	31-Dec-05

Net loss before provision for income taxes	($4,245,820)	($11,185,952)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(4,080,184)	(4,935,873)
Allowance for recoverability	4,080,184	4,935,873
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$4,080,184	$4,935,873
Allowance for recoverability	(4,080,184)	(4,935,873)
Deferred tax benefit	$0	$0
Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2021 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Issuance of Convertible Debentures

During the fiscal year ended December 31, 2006, the Company issued convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures have no interest rate and mature in April 2007 and June 2011. As a result of the issuance of the debentures, the Company allocated $370,001 to a beneficial conversion feature.

During the fiscal year ended December 31, 2005, the Company issued convertible debentures and received proceeds of $4,000,000. The debentures became convertible in August 2005 and mature in May 2006.  The Company allocated $1,227,273 of the proceeds to a beneficial conversion feature.   All of these debentures were converted into (93,491,153) ? shares of common stock in September 2005.

During the fiscal year ended December 31, 2005, the Company issued convertible debentures with a face value of $457,500 to pay an incentive fee to the holder of the equity credit line. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures carry no interest and mature in fiscal year 2010. As a result of the issuance of the debentures, the Company allocated $506,272 to a beneficial conversion feature

The balance of the convertible debt at December 31, 2006 and December 31, 2005 balance sheet is as follows:

Convertible debt payable	$929,375	$457,500
Unallocated beneficial conversion feature	(395,957)	(431,305)
Net convertible debt payable	$533,418	$26,195

13. Debt

The following is a detail of debt outstanding at December 31, 2006 and at December 31, 2005.

	31-Dec-06	31-Dec-05

The following is a listing of the Company's outstanding debt
Convertible debentures (See Note 12)	$533,418	$26,195
Equity credit line notes payable at effective interest of 20% (See Note 10)	4,345,605	3,204,427
Unsecured advances to shareholders and officers of the
Company- interest imputed at 20% (See Note 15)	168,052	144,276
Total Company debt	$5,047,075	$3,374,898

14. Commitments and Contingencies

The Company is committed to a non-cancelable operating lease for office space in Fort Worth, Texas.  Future minimum lease payments required under this lease is as follows:

2007	$35,260
Total	$35,260

Rent expense for fiscal year 2006 and 2005 was $88,797 and $128,925, respectively.

In the event of a default on the equity line of credit discussed in Note 10, the holder can secure a portion of the Company’s assets not to exceed 200% of the face amount of the credit line and can increase the face amount of the credit line by 12.50% as a penalty, which would be $379,607 at December 31, 2006. The holder can elect to convert the unpaid balances of the equity credit line to three year convertible debentures at 15% at an exercise price of 50% of the lowest closing bid price for the Company’s stock for the fifteen days prior to conversion of the debentures.

At the date of this report, the holder has not elected to enforce any of the provisions of the default and management has made no provision for this contingency in the consolidated financial statements.

15. Related Party Transactions

During fiscal years 2006 and 2005, the chief executive officer and shareholder provided office space to the Company.  The chief executive officer charged the Company $-0- and $5,132 for the use of the space in fiscal years 2006 and 2005, respectively.

During fiscal years 2006 and 2005, two shareholders had advanced the Company $168,502 and $144,276, respectively.  The company has imputed an interest rate of 20% on the advances in the statement of operations.

In November 2005, the statute of limitations on the debt owed to a former shareholder expired and on the advice of council, the Company wrote the debt off.  The Company recorded an extraordinary gain of $375,780 in the statement of operations.

In December 2005, the Company issued 2,500,000 shares of common stock to an officer to pay a shareholder advance of $127,500.

16. Subsequent Event

In March 2007, the Company issued a promissory note for $565,500 to the financing company holding the equity credit line discussed in Note 10.  The Company received proceeds of $435,000.  The Note bears interest of 12% per annum and matures in March 2008.  The Company must pay 20% of its Gross Cash Revenues received by any income source(?). Additional collateral is provided in the form of 40 put notices. Pursuant to the note, the Company and its subsidiaries executed a secured continuing unconditional guarantee and negative pledge.

17. Supplemental Information on Natural Gas Operations

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130 for development of the reserves.  The following is a summary of the Company’s natural gas production activities at December 31, 2006 and at December 31, 2005.

	Proved developed
	and undeveloped	Proved developed
	In thousands of	In thousands of
	cubic feet.	cubic feet.

At January 1, 2005	0	0
Purchases	1,432,193	299,827
At December 31, 2005	1,432,193	299,827
Revisions	(104,112)	159,150
Improvements	0	0
Purchases	0	0
Extensions	0	0
Production	(28,053)	(28,053)
At December 31, 2006	1,300,028	430,924
Estimated future discounted cash flows	2006	2005
Net discounted futures cash flows:
Proved undeveloped	$1,233,098	$1,599,056
Proved developed	433,784	565,631
Net future discounted cash flows
proved undeveloped and proved developed	$1,666,882	$2,164,687
Results of operations	2006	2005
Revenues	$146,831	$0
Production costs	(112,657)	0
Exploration costs	0	0
Development costs	(524,969)	(488,130)
Depreciation & amortization	(75,254)	0
Provision for income tax	0	0
Net loss from natural gas producing activities:	($566,049)	($488,130)
Capitalized cost of natural gas producing activities:	2006	2005
Proved natural gas lease property	$475,000	$475,000
Well Equipment	403,732	126,000
Accumulated depreciation	(75,255)	0
Net capitalized costs of natural gas producing activities	$803,477	$601,000

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the Company as of March 31, 2006 are as follows:

NAME	AGE	POSITION WITH COMPANY

Dennis R. Alexander	53	Chairman, President, and CFO of the Company, Firecreek Petroleum, Inc., and Director of IYSG ltd.
Rupert C. Johnson	57	Director of the Company
Dermot McAtamney	51	Director, Executive Vice President, and Co-Treasurer of the Company, and Firecreek Petroleum, Inc.
Melvena Alexander	73	Co-Treasurer, Secretary and Comptroller of the Company and Firecreek Petroleum, Inc.
Dr. Mousa Hawamdah	58	Director of the Company and Firecreek Petroleum, Inc. -Libyan Government Advisor
J. Michael Hester	66	Member of Advisory Board of the Company

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

Dennis R. Alexander has served as Chairman, President and CFO of the Company and Firecreek Petroleum, Inc. since February 10, 2007. He served as Chairman and CFO of the Company and Firecreek Petroleum, Inc. since July 1, 2004 through February 9, 2007 having served as the President and Director of the Company from May 18, 1999 to June 30, 2004. In September 1998 he was a founder, and from January 19, 1999 through its acquisition with the Company served as President and Director of Energy Producers Group, Inc. From April 1997 through March 1998, served as CEO, Director, Consultant of Miner Communications, Inc., a media communications company. From April 26, 1997 through March, 1998 he was a director of Rockline, Inc., a private mining, resource company, and a founder of World Wide Bio Med, Inc., a private health-bio care, start up company. Since March 1996 to the present he has owned Global Media Network USA, Inc., which has included management consulting, advisory services. Mr. Alexander devotes approximately 60 to 80 hours per week minimum, and more as required, to the business of the Company.

Rupert C. Johnson has served as a Director of the Company since October 4, 2005. Mr. Johnson is the General Manager of the Tirion Group, Inc., based in Switzerland, which is engaged in business processes in the Resources Sector, with its concentration towards Oil and Metals in production and marketing related activities. Tirion has assisted the Company’s Strategic operations, corporate objectives, and provided funding. Mr. Johnson has extensive experience in Consulting and Investments through his business interests in resources and trading. He has developed projects in oil products in the Middle East, Southern Africa and Central Europe. Mr. Johnson’s concentration is towards cash producing investment, working with investment funds and other sources of finance. He has working relationships with several oil, mining and oil trading entities. Tirion holds small interests in certain trading and mining ventures. Mr. Johnson was formerly founding CEO and largest private shareholder of a trading and investment business involved in the oil, chemical and metal, and agricultural sectors in the Sub Saharan African continent known as the EXTRADE Group. The group’s base was mainly operated from Cape Town and Johannesburg for the African Region and internationally from the UK and Switzerland The group developed substantial trade and supportive investments in petroleum in refining, storage and retail, storage and land investments in Agriculture. The group also developed partnerships with multi-national associated business entities based in several African countries, Singapore, Germany, Switzerland, Argentina and Brazil, Black Sea countries and in the Middle East. The group which commenced business in 1985, was, prior to its dissolution commencing in 2001/2, one of the largest privately owned businesses in the Southern African region employing over 1000 staff and with assets in excess of $100 million. Several of the unbundled businesses remain today in controlling roles in their activities in certain regions in the Sub Saharan continent.

Dermot L. McAtamney has served as a Director, Executive Vice President, and Co-Treasurer of the Company and Firecreek Petroleum, Inc. since February 10, 2007, and as a Director of the Company since January 21, 2007. He has served on the Finance Committee of the Company since November 30, 2005 and the Shareholder and Investor Relations Committee since April 8, 2006. Mr. McAtamney has also served on the Executive, Legal, Compensation and Stock Option committees since January 21, 2007. From June 2004 to the present Mr. McAtamney has been a consultant to the Company, acting in various capacities related to finance structuring, business review, and assisting the Board of Directors. From June 1999 to June 2004, Mr. McAtamney worked privately as a consultant to various companies acting as financial advisor to them in their efforts to perfect business plans and raise capital through private equity transactions. Mr. McAtamney brings over 25 years of financial experience to the Company having begun his career with the Federal Reserve Bank of New York in the foreign exchange department in 1979. Over the years, Mr. McAtamney has actively traded international currency and bond markets at institutions such as Bank of Montreal, Continental Grain and Shearson Lehman. Mr. McAtamney graduated from St. John’s University with a BA in Economics in 1978.

Melvena Alexander has served as Co-Treasurer, Secretary and Comptroller of the Company and Firecreek Petroleum, Inc. since February 10, 2007 having served as Secretary and Comptroller of the Company and Firecreek Petroleum, Inc. since July 1, 2004 through February 9, 2007. She served as Secretary since March 15, 2003 to June 30, 2004 having been Secretary and Comptroller of the Company since May 18, 1999. In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc. She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports. From October 1998 through April 16, 2004 she worked in the Department of Patient Finance at Arizona State Hospital as an Accounting Technician 11. Mrs. Alexander graduated Arizona State University with a B.S. in Accounting, received CPA Certificate, State of Arizona. She is a member of AICPA and the American Society of Women Accountants. Mrs. Alexander devotes a minimum of 40-60 hours per week, and more as required, to the business of the Company.

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

Effective on January 21, 2007, greater than a majority of the Board of Directors of the Company approved certain changes to its established committees to fill certain vacancies during 2006, based on a previous reorganization that included restructuring, and the creation of certain committees.

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

Family Relationships

Dennis R. Alexander, Chairman, President, and CFO is the son of Melvena Alexander, Co-Treasurer, Secretary and Comptroller.

Committees Of The Board Of Directors

The Board of Directors has the following committees: Audit, Nominating, Executive, Projects, Compensation and Stock Option, Administration and Legal, Finance, and Shareholder and Investor Relations.

In 2006 we are again in process of evaluating various committee structures, and persons capable of becoming independent seat(s), and to provide for more independent committee function ability and standards.

That the Audit Committee is composed of two members: Dr. Mousa Hawamdah, its Chairman, and Mrs. Joanne Sylvanus, a consultant, member.

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

The Committee formed to act as the Nominating Committee is composed of two members of the Board of Directors: Messrs. Alexander, its Chairman, and Johnson, member.

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

The Executive Committee is composed of three members of the Board of Directors: Messrs. Johnson, its Chairman, Alexander, member, and McAtamney, member.

The function of the Executive Committee is to exercise all power and authority of the Board of Directors, except as limited by the Company’s by-laws or applicable law, and further in accordance with the Company’s Corporate Governance Guidelines.

The Projects Committee is composed of two members of the Board of Directors: Messrs. Johnson, its Chairman, and Alexander, member.

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

The Committee formed to act as the Compensation and Stock Option Committee is composed of three members of the Board of Directors: Messrs. Alexander, its Chairman, Johnson, member and McAtamney, member.

The function of the Compensation and Stock Option Committee is to review and recommend along with the Board of Directors, compensation and benefits for the executives of the Company, consultants, and administers and interprets the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

The Committee formed to act as the Administration and Legal Committee is composed of two members: Joanne Sylvanus, its Chairman, a consultant, Dermot McAtamney, member.

The function of the Administration and Legal Committee is to supervise matters relating to staff and administration, personnel, payroll, facilities, equipment and systems.

The Committee formed to act as the Finance Committee is composed of three members of the present Board of Directors: Messrs. McAtamney, its Chairman, Alexander, member, Johnson, member.

The function of the Finance Committee is to oversee financial affairs of the Company and make recommendations to the Executive Committee and Board of Directors regarding financial affairs and policies of the Company, seek funding for approved projects, and track use of funds for projects and operations.

The Committee formed to act as the Shareholder and Investor Relations Committee is composed of two members: Mr. Joseph M. Vasquez III, its Chairman, a consultant, and Dermot McAtamney, member.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2006, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2006 for all services rendered to the Company and its subsidiaries during each of the last two fiscal years. The Company did not retain any employees and payments are made for services as available. The Company through Firecreek Petroleum, Inc. retained approximately eight employees during the first quarter of Fiscal Year 2006. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

All shares beneficially owned by the named executives below listed are bound by terms of a Voting Agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2005 incorporated herein by reference).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 1/9/11/13/ (*)	2006	n/a	n/a	-0-	148,750	2/6/
Chairman, President, CFO	2005	n/a	n/a	-0-	144,000	4/7/

Melvena Alexander 10/12/13/ (*)	2006	n/a	n/a	-0-	21,250	3/6/
Co Treasurer, Sect. and Cmpt.	2005	n/a	n/a	-0-	83,200	5/8/

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

2/

The amounts in this column for 2006 represents the aggregate value of common restricted stock issued on December 8, 2006 to the named executive. $148,750 of the amount listed in this row for 2006 represents the value of the shares issued to D.R. Alexander for services rendered, based on the closing market prices on or near such dates of $0.0085 per share.

3/

The amounts in this column for 2006 represents the aggregate value of common restricted stock issued on December 8, 2006 to the named executive. $21,250 of the amount listed in this row for 2006 represents the value of the shares issued to Melvena Alexander for services rendered, based on the closing market prices on or near such dates of $0.0085 per share.

4/

The amounts in this column for 2005 represents the aggregate value of series C preferred stock issued to the named executive on April 5, and July 12, 2005, based on the then closing market prices on or near such dates of $.02 and $.076 per share, respectively; $144,000 of the amount listed in this row for 2005 represents the aggregate value of shares received by D.R. Alexander for the issuance of 150,000 shares of sub-series C-1, and 150,000 shares of sub-series C-2 of series C preferred stock, on April 5, and July 12, respectively. Series C preferred converts 1:10 into common restricted stock, six months from the date of issuance, in accordance with its rights and preferences. Each share of the sub-series C-1 of series C preferred issued to the named executive converted to ten shares of common restricted stock on October 5, 2005. Each share of the sub-series C-2 of series C preferred issued to the named executive converted to ten shares of common restricted stock on January 12, 2006.

5/

The amount in this column for 2005 represents the value of the common restricted stock underlying sub-series C-2 of series C preferred stock on July 12, 2005 issued to the named executive; $83,200 of the amount listed in this row for 2005 represents the value of the shares issued to Melvena Alexander for services rendered, based on the closing market prices on or near such dates of $0.076. Melvena Alexander received a total of 110,000 shares of sub-series C-2 of series C preferred on July 12, 2005 which converted to ten shares of common restricted stock on January 12, 2006.

6/	D.R. Alexander and Melvena Alexander received 17,500,000 and 2,500,000 shares of restricted stock on December 8, 2006, respectively.

7/

D.R. Alexander received 1,500,000 shares of common restricted stock on October 5, 2005, and 1,500,000 shares of common restricted stock on January 12, 2006 as a result of the conversion of 150,000 shares of C-1 of series C preferred issued April 5, 2005, and 150,000 shares of C-2 of series C preferred issued July 12, 2005, respectively.

8/	Melvena Alexander received 1,100,000 shares of common restricted stock on January 12, 2006 as a result of the conversion of 110,000 shares of C-2 of series C preferred issued July 12, 2005.

9/

Mr. Alexander holds a total of 17,500,000 shares of common restricted stock as of December 31, 2006. The market value of the 17,500,000 shares on December 31, 2006 was $148,750. No dividends are paid on the restricted common stock held.

10/

Melvena Alexander holds a total of 2,500,000 shares of common restricted stock as of December 31, 2006. The market value of the 2,500,000 shares on December 31, 2006 was $21,250. No dividends are paid on the restricted common stock held.

11/

Mr. Alexander holds a total of 3,000,000 shares of common restricted stock as a result of the conversion in the aggregate of C-1, and C-2 of series C preferred to common, as of December 31, 2006. The market value of these shares on December 31, 2006 was $25,500. No dividends are paid on the restricted common stock held.

12/

Melvena Alexander holds a total of 1,100,000 shares of common restricted stock as a result of the conversion in the C-2 of series C preferred to common, as of December 31, 2006. The market value of these shares on December 31, 2006 was $9,350. No dividends are paid on the restricted common stock held.

13/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

Options

The following table provides information related to options held by our named executive officers during the fiscal year ended December 31, 2006.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Dennis R. Alexander (1) (4) Chairman, President, CFO	2,000,000	N/A	0.70	2/9/2009
Dennis R. Alexander (2) (4) Chairman, President, CFO	600,000	N/A	0.95	11/30/2007
Melvena Alexander (3) (4) Co Treasurer, Sect. and Cmpt.	500,000	N/A	0.95	11/30/2007

(1) The date of the option agreement with the named executive listed above in the table for 2,000,000 shares underlying unexercised options is August 9, 2004; i) The option exercise price is $.70 per share; ii) The expiration date of the option agreement is four years from the date of Vesting; iii) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005; iv) the Expiration Date for the option agreement 2/9/2009; v) The market price for the underlying restricted common stock on August 9, 2004, the date of grant, and December 31, 2006, was $0.10, and $0.0085 respectively; vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(2) The date of the option agreement with the named executive listed above in the table for 600,000 shares underlying unexercised options is September 30, 2000; i) The option exercise price is $.95 per share; ii) The expiration date of the option agreement is seven years from the date of Vesting; iii) The Vesting Date is: Sixty (60) days following the date of the agreement or November 30, 2000; iv) the Expiration Date for the option agreement 11/30/2007; v) The market price for the underlying restricted common stock on September 30, 2000, the date of grant, and December 31, 2006, was $0.125, and $0.0085 respectively; vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(3) The date of the option agreement with the named executive listed above in the table for 500,000 shares underlying unexercised options is September 30, 2000; i) The option exercise price is $.95 per share; ii) The expiration date of the option agreement is seven years from the date of Vesting; iii) The Vesting Date is: Sixty (60) days following the date of the agreement or November 30, 2000; iv) the Expiration Date for the option agreement 11/30/2007; v) The market price for the underlying restricted common stock on September 30, 2000, the date of grant, and December 31, 2006, was $0.125, and $0.0085 respectively; vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(4) For all option grants listed in the table above the following provision applys: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so (“Notice of Intent”) and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests) to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter’s opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of December 31, 2006. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

Title of Class	Name and Address Beneficial Owner	Beneficial Ownership			Percent of Class

Common	Dennis R Alexander **	30,012,500	*	(1)	7.59%
	6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Rupert C. Johnson **	89,846,340		(2)	22.72%
	P.O. Box 3461
	6 Place Des Eaux-Vives
	1211
	Geneva 3
	Switzerland

Common	Dr. Mousa Hawamdah**	11,270,174	*	(3)	2.85%
	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common	Dermot McAtamney	18,350,000		(4)	4.64%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Melvena Alexander**	5,315,000	*	(5)	1.34%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	All Officers and Directors
	as a Group (**6-Persons)	154,753,954			39.15%

* Persons noted by the underlined asterisk in the preceding table, and corresponding footnotes, are also part of and bound by a voting agreement, along with other shareholders.

(a) For all Persons in the preceding table, and corresponding footnotes: Options and Warrants, as applicable, are included in calculations as to each persons beneficial ownership position.

(1)* Includes 27,412,500 shares owned directly by Mr. Alexander, and 300,000 in the name of his wife, Deborah L. Alexander. There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children, and he has voting power over 50,000 in the name of Aaron  Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife’s adult children. Also included are i) 600,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Alexander after November 30, 2000, ii) 2,000,000 shares of common restricted stock under presently exercisable stock options which may be purchased by Mr. Alexander after February 9, 2005.

(2) Includes 16,500,000 shares Received directly by Mr. Johnson, along with 67,996,340 shares in which Mr. Johnson has voting power over the shares by virtue of being the General Manager of Tirion Group, Inc., the actual owner of the shares. Also reflected in the table: i) Tirion indirectly controls warrants to purchase 2,000,000 shares of common stock and has voting and dispositive power over the shares. Common shares underlying these presently exercisable warrants may be purchased by Tirion Group, Inc. after May 18, 2005; ii) As of February 2006, Tirion Group Inc. indirectly owns by virtue of an assignment, warrants to purchase 3,350,000 shares of common stock and has voting and dispositive power over the shares by virtue of Mr. Johnson being the General Manager of Tirion Group, Inc., the actual owner of these shares.

(3)* Includes 9,270,174 shares owned directly by Dr. Hawamdah. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Hawamdah after February 9, 2005.

(4) Includes 15,000,000 shares owned directly by Mr. McAtamney.  Mr. McAtamney indirectly owns warrants to purchase 3,350,000 shares of common stock and has voting and dispositive power over the shares by virtue of being the principal of DLM Asset Management, Inc., the beneficial owner of these shares. Common shares underlying these presently exercisable warrants may be purchased by DLM Asset Management, Inc. after June 14, 2005.

(5)* Includes 4,815,000 shares owned directly by Mrs. Alexander. Also included are 500,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mrs. Alexander after November 30, 2000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Executive Management; Fiscal Year Ended December 31, 2006.

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, rights and provisions, grants and bonus, additional consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman, President, and Chief Financial Officer and Director, and Melvena Alexander, Co Treasurer, Comptroller, and Secretary.

Transactions with Former Executive Management, For The Fiscal Years Ended December 31, 2005, and December 31, 2004 respectively.

For additional information other than that furnished in this section regarding: Current Officer and Director Dennis R. Alexander, Chairman, President, and CFO, and former Officers and Directors John R. Taylor, President and Director, William E. Merritt, Executive Vice President, General Counsel and Director please see information under Item 10 – “Executive Compensation” and other information contained in Form 10-KSB filed April 14, 2006, incorporated herein by reference; For former Officers and Directors George B. Faulder, former Vice President and Director of the Company and Firecreek Petroleum; and, Gregg Fryett, former CEO and Director of the Company and Firecreek Petroleum, and International Yacht Sales Group, LTD., please see information under Item 10 – “Executive Compensation” and other information contained in Form 10-KSB filed April 12, 2005, incorporated herein by reference.

Contracts

The Company has verbal and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2006 listed in Table 1 below, and for the fiscal years ended December 31, 2005, and December 31, 2004 listed in Table 2 below.

Table 1

		Paid	Accrued
Entity	Related Party	2006	2006

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$138,000	$30,000
Tirion Group, Inc.	Rupert C. Johnson (2)	$50,000	$20,000
Melvena Alexander, CPA	Melvena Alexander (3)	$86,750	$13,250
DLM Asset Management, Inc.	Dermot McAtamney (4)	$80,800	$22,500

(1)	Dennis R. Alexander, Chairman, President, and CFO, and is a shareholder of the Company.

(2)	Rupert C. Johnson, Director, and is a Co- shareholder of the Company.

(3)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.

(4)	Dermot McAtamney, Director, Executive Vice President, Co Treasurer, and is a shareholder of the Company.

Table 2

		Paid		Accrued
Entity	Related Party	2005	2004	2005	2004

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$133,250	$-0-	$-0-	$120,000
Angro Holding Ltd f/k/a Able Marine, Ltd.	Gregg Fryett (2)	$100,000	$20,000	$-0-	$100,000
Melvena Alexander, CPA	Melvena Alexander (3)	$78,300	$31,879	$-0-	$24,121

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.

(2)	Gregg Fryett, Chief Executive Officer until November 30, 2005, and Director through December 31, 2005, and shareholder of the Company.

(3)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.

Shares, Options, and Warrants Issued During The Fiscal Year Ended December 31, 2006 to Officers, Directors, and Consultants.

Information required under this section can be found in previously filed documents.

1. Current Report on Form 8-K filed on January 12, 2006

2. Current Report on Form 8-K filed on February 3, 2006

3. Current Report on Amended 8-K/A filed on March 17, 2006

4. Post Effective amendments for registration statement filed on April 26, 2006

5. Current Report on Form 8-K filed on December 7, 2006

6. Current Report on Form 8-K filed on December 8, 2006

Indirect Third Party Consulting Fee Arrangement with Director

On June 14, 2005 the Board of Directors of the Company approved the signing of a Fee Protection Agreement with DLM Asset Management (“DLM”) in connection with utilizing DLM in the area of raising various forms of financing and business development. Pursuant to the Agreement, we are required to pay to DLM ten percent (10%) cash compensation and ten percent  (10%) warrant compensation on the first $4,000,000 that the Company receives. As of June 16, 2005 the Company has paid in the aggregate a total of $400,000, excluding expenses, to DLM on behalf of its plan of finance with Tirion Group, Inc., which includes other term provisions with DLM listed in our Registration Statement on Form SB-2/A declared effective on September 7, 2005 and incorporated by reference hereto. Of the aggregate total of $400,000 paid to DLM, approximately $200,000 was paid to Tirion Group, Inc. of which Rupert C. Johnson, a Director of the Company, is a manager thereof.

Salary to Former Officers and Directors

Former Officers and Directors John R. Taylor, President and Director of the Company and Firecreek Petroleum, William E. Merritt, Executive Vice President, General Counsel and Director of the Company and Firecreek Petroleum, and George B. Faulder, a Vice President and Director of the Company and Firecreek Petroleum, all of which are Shareholders of the Company, received salaries in the amount of USD $25,000, USD $ 25,000, and USD $20,000 respectfully,  (see other related compensation and non compensation stock issuances to John R. Taylor, William E. Merritt, and George B. Faulder listed in this section).

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

On April 5 and July 12, 2005, by majority consent of the Board of Directors and applicable committees approved the following issuances of its Sub-Series C-1 and C-2 of Sub Series C Preferred Stock, par value $0.001 per share, to the following persons. The shares were issued pursuant to a private placement and carry a rule 144 legend. The shares were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For description of Rights and Preferences as to C-1 of Sub Series C Preferred stock please see Exhibit 99.2 to a Current Report on Form 8-K filed April 7, 2005; and, as to C-2 of Sub Series C Preferred Stock please see Exhibit 99.2 to a Current Report on Form 8-K, as amended, filed initially on July 14, 2005, both incorporated herein by reference. The shares are covered under a Voting Agreement (please see “Exhibit 99.3” to a Current Report on Form 8-K filed April 7, 2005, incorporated herein by reference). The shares of Sub-Series “C-1” of Series C Preferred Stock and shares of Sub-Series “C-2” of Series C Preferred Stock listed in the immediately following table held by each of the named executives converted to common restricted stock on a 1:10 basis on October 5, 2005 and January 12, 2006, respectively.

(*)See Notes Below Table)).

Name	Date(s)	Share Amount	Type of Consideration	Fair Market Value of Consideration	Value of Underlying Common Stock ($)

George B. Faulder (1)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
6777 Camp Bowie Blvd.	7/12/05	150,000/b	in exchange for	$1500	$114,000
Suite 215			Rights in connection
Fort Worth, TX 76116			with the Company’s
			acquisition of FPI

Gregg Fryett (2)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
50 Reddenhill Road	7/12/05	150,000/b	in exchange for	$1500	$114,000
Torquay			Rights in connection
Devon TQ1 3RR			with the Company’s
United Kingdom			acquisition of FPI

John R. Taylor (3)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
6777 Camp Bowie Blvd.	7/12/05	150,000/b	in exchange for	$1500	$114,000
Suite 215			Rights in connection
Fort Worth, TX 76116			with the Company’s
			acquisition of FPI

William E. Merritt (4)	4/05/05	150,000/a	Preferred Stock	$1500	$30,000
6777 Camp Bowie Blvd.	7/12/05	150,000/b	in exchange for	$1500	$114,000
Suite 215			Rights in connection
Fort Worth, TX 76116			with the Company’s
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

(*)(See Notes Below Table))

Name	Date(s)	Share Amount	Type of Consideration	Fair Market Value of Consideration	Value of Underlying Common Stock ($)

Melvena Alexander(**)(1)	7/12/05	110,000	Preferred Stock	$1100	$83,600
6564 Smoke Tree Ln			in consideration of
Scottsdale, Arizona 85253			services rendered to
the Company or FPI

George B. Faulder(**)(2)	7/12/05	110,000	Preferred Stock	$1100	$83,600
6777 Camp Bowie Blvd.			in consideration of
Suite 215			services rendered to
Fort Worth, TX 76116			the Company or FPI

Gregg Fryett(**)(3)	7/12/05	110,000	Preferred Stock	$1100	$83,600
50 Reddenhill Road			in consideration of
Devon TQ1 3RR			services rendered to
United Kingdom			the Company or FPI

John R. Taylor(**)(4)	7/12/05	110,000	Preferred Stock	$1100	$83,600
6777 Camp Bowie Blvd.			in consideration of
Suite 215			services rendered to
Fort Worth, TX 76116			the Company or FPI

William E. Merritt(**)(5)	7/12/05	110,000	Preferred Stock	$1100	$83,600

6777 Camp Bowie Blvd.			in consideration of

Suite 215			services rendered to
Fort Worth, TX 76116			the Company or FPI

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

(4) John R. Taylor is the former President and a Director of the Company, and Firecreek Petroleum, and a Shareholder of the Company.

(5) William E. Merritt, Executive Vice President, General Counsel and Director of the Company and Firecreek Petroleum, and a Shareholder of the Company.

(**) The shares are covered under the terms of the Voting Agreement listed in Exhibit 99.3 to a Current Reports on Form 8-K, filed April 7, 2005, and incorporated by reference thereto. Each of the Preferred shares listed in the immediately preceding table held by each of the named executives converted to common restricted stock on a 1:10 basis on January 12, 2006.

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

(7) For all option grants listed in the table above the following provision is provided: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so (“Notice of Intent”) and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests) to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter’s opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

John R. Taylor	—	—	2,000,000	—
William E. Merritt	—	—	2,000,000	—
Gregg Fryett	—	—	2,000,000	—
George B. Faulder	—	—	2,000,000	—

Unsecured, Demand Note Payable to John R. Taylor, President and Director, for loans made to Firecreek Petroleum, Inc. Total for the note is $316,483 at December 31, 2004. The note is current at March 31, 2005, and thereafter reduced to $59,531 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $15,162, and in Q2 2006 totaling $15,934. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $108,027 at December 31, 2006. The note is current at March 31, 2007. The note is due on demand.

Unsecured, Demand Note Payable to George B. Faulder IV, former Vice-President and Director, for loans made to Firecreek Petroleum. Total for the note is $59,389 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $19,189, and in Q2 2006 $3,862. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $68,084 at December 31, 2006. The note is current at March 31, 2007. The note is due on demand.

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

Convertible debenture note in the principal amount of USD $4,000,000, due to Tirion Group, Inc. Rupert C. Johnson, principal of Tirion Group, Inc. is also a Director of the Company as of October 4, 2005. The note and its principal and interest were paid in full by conversion to common stock in September 2005.

The Chief Executive Officer and Shareholder of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises. At December 31, 2006 the premises continue to be provided free of charge.

The former CEO or Managing Director of International Yacht Sales Group, Ltd. (IYSG), and former Chief Executive Officer and Director of the Company Mr. Gregg Fryett, provided office space located at 50 Reddenhill Road, Torquay Devon TQ1 3RR United Kingdom, for the IYSG management operations, free of charge until the end of fiscal year 2004. The Company discontinued IYSG in late 2005 and Mr. Fryett then terminated as CEO of the Company, and IYSG.

The former President, and Director of Firecreek Petroleum, and former President, Director, and Shareholder of the Company Mr. John R. Taylor provided co-sharing of approximately 1963 square feet of office space through a non affiliated family company at no charge during fiscal year 2004 and through May 31, 2005. In May 2005, the Company’s wholly-owned subsidiary, Firecreek Petroleum headquartered at 6777 Camp Bowie Blvd S-215, Ft. Worth, TX 76116, became the lessee of office space in Fort Worth, Texas. The lease is for 24 months from June 1, 2005 through May 31, 2007. Basic monthly rent is $7,053 and approximately $49,361 has been paid from June through December 2005. The offices were closed by Firecreek Petroleum, Inc. approximately March 31, 2006. The Firecreek Petroleum, Inc. subsidiary operations, wholly owned by the Company, were then moved to the Parent Company offices in Scottsdale Arizona. Firecreek Petroleum, Inc. remains liable under the terms of the original lease until expiration of the lease on May 31, 2007, unless otherwise negotiated.

ITEM 13 – EXHIBITS

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

10.30	Business Relationship Letter Agreement between the Company, Firecreek, and The Sahara Group furnished with this Report.

10.31	Annual Report on Form 10-KSB, filed on April 12, 2005, and incorporated herein by reference.

21	Updated List of Subsidiaries

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2005 and 2006 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue and Associates, L.L.C. independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2006 for professional services rendered by Donahue and Associates, L.L.C. for the audit of the Company’s financial statements were $17,500 paid in first quarter 2006 for fiscal 2005, and $20,000 was paid first quarter 2007 for fiscal 2006. For quarterly review of interim financial statements filed on Form 10-QSB for fiscal 2005 and 2006, $3,150 and, $3,600 respectively, was paid.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 17, 2007 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, President, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dennis R. Alexander	Chairman, President, and CFO	April 17, 2007
Dennis R. Alexander,	(Chief Financial Officer)

/s/ Rupert C. Johnson	Director	April 17, 2007
Rupert C. Johnson

/s/ Dermot McAtamney	Executive Vice President, Co-Treasurer,	April 17, 2007
Dermot McAtamney	and Director

/s/ Dr. Mousa Hawamdah	Director	April 17, 2007
Dr. Mousa Hawamdah