Form 10QSB
period 2007-03-31
EGPI FIRECREEK, INC.
filed 2007-05-15
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

Commission File Number: 0-32507

EGPI FIRECREEK, INC.
(Exact name of registrant as specified in its charter.)

NEVADA	8-0345961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 31, 2007, the issuer had 399,388,946 shares of its $0.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

March 31, 2007

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

	Unaudited
	31-Mar-07	31-Dec-06
ASSETS
Current assets:
Cash	$86,647	$14,955
Accounts receivable	4,525	-
Deferred charges	297,838	319,190
Total current assets	$389,010	$334,145

Other assets:
Fixed assets- net	834,362	868,869
Total assets	$1,223,372	$1,203,014

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$712,448	$839,373
Convertible debentures payable-net	171,875	158,543
Equity line notes payable	4,832,873	4,345,605
Total current liabilities	$5,717,196	$5,343,521

Advances payable to shareholders	203,005	168,052
Convertible debentures payable-net	523,514	374,875
Total liabilities	$6,443,715	$5,886,448

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$-	$-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend	-	-
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 399,388,946 at March 31, 2007 and 395,367,446 shares at December 31, 2006	$399,389	$395,367
Additional paid in capital	19,810,155	19,714,669
Accumulated deficit	(25,429,887)	(24,793,470)
Total shareholders' deficit	(5,220,343)	(4,683,434)

Total Liabilities & Shareholders' Deficit	$1,223,372	$1,203,014

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statements of Operations

For the Quarters Ended March 31, 2007 and March 31, 2006

	Unaudited	Unaudited
	31-Mar-07	31-Mar-06

Gross Revenues from sales	$33,883	$7,980
Cost of sales	(29,905)	(6,647)
Net Revenues from sales	$3,978	$1,333

General and administrative expenses:
General administration	$457,498	$466,683
Total general & administrative expenses	457,498	466,683

Net loss from operations	$(453,520)	$(465,350)

Other revenues and expenses:
Interest expense	(182,897)	(303,370)

Net loss before provision for income taxes	$(636,417)	$(768,720)

Provision for income taxes	-	-

Net loss	$(636,417)	$(768,720)

Basic & fully diluted net loss per common share:
Loss per share	$0.00	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	396,191,615	246,915,462

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statements of Cash Flows

For the Quarters Ended March 31, 2007 and March 31, 2006

	Unaudited	Unaudited
	31-Mar-07	31-Mar-06
Operating Activities:
Net loss from continuing operations	$(636,417)	$(768,720)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation expense	34,508	8,935
Amortization of beneficial conversion feature	4,597	92,335
Consulting expense	-	5,407
Interest expense	178,300	211,035
Amortization of deferred charges	21,352	-
Changes in other operating assets and liabilities :
Accounts receivable	(4,525)	(3,267)
Deferred charges	157,374	-
Accounts payable and accrued expenses	(153,450)	211,409
Net cash used by operations	$(398,261)	$(242,866)

Financing Activities:
Credit equity line	$435,000	$-
Issued common stock	-	100,000
Shareholder advances received (paid)	34,953	(5,555)
Net cash provided by financing activities	469,953	94,445

Net increase (decrease) in cash during the fperiod	$71,692	$(148,421)

Cash balance at January 1st	14,955	149,962

Cash balance at March 31st	$86,647	$1,541

Supplemental disclosures of cash flow information:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit

For the Quarters Ended March 31, 2007 and March 31, 2006

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2006	395,367,446	$395,367	$19,714,669	$(24,793,470)	$(4,683,434)

Issued shares to pay equity line	4,021,500	4,022	26,616		30,637

Beneficial conversion feature			68,871		68,871

Net loss for the period				(636,417)	(636,417)

Balance at March 31, 2007- unaudited	399,388,946	$399,389	$19,810,156	$(25,429,887)	$(5,220,343)

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2005	220,913,500	$220,913	$15,878,127	$(20,547,650)	$(4,448,610)

Issuance of warrants			5,407		5,407

Issuance of common stock	4,000,000	4,000	96,000		100,000

Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000

Issued shares to pay equity line	13,009,850	13,010	335,012		348,022

Net loss for the period				(768,720)	(768,720)

Balance at March 31, 2006-unaudited	258,173,350	$258,173	$17,833,296	$(21,316,370)	$(3,224,901)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Notes to the Unaudited Consolidated Financial Statements

   For the Quarters Ended March 31, 2007 and March 31, 2006

1.

Organization of the Company and Significant Accounting Principles

EGPI Firecreek, Inc. (the “Company”) was incorporated in the State of Nevada October 1995. Effective October 13, 2004, the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

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

Debentures Payable- The Company applies Emerging Issues Task Force (EITF) No. #98-5, “Accounting for Convertible Debt Issued with Beneficial Conversion Features”.  EITF No. #98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with a favorable conversion feature, and the resultant beneficial conversion feature be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

Management’s plans with regard to this matter are as follows:

-

Raise interim and long term finance in addition to its present equity line to assist expansion-development and acquisition programs for oil and gas, corporate operations, and for the purpose of building on the current revenue base.

-

Obtain asset based project finance or develop joint ventures to fund work programs for oil and gas projects domestically and overseas.

-

Pursue formation of strategic alliances with more firmly established peer groups to assist acquisition activities.

-

Initiate search for experienced oil and gas personnel to add to our staff.

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

Net loss per common share has been computed as follows:

Net loss	$(636,417)	$(768,720)

Total shares outstanding	399,388,946	258,173,350

Weighted average	396,191,615	246,915,962

Loss per share	$0.00	$0.00

4. Common and Preferred Stock Transactions

During the first quarter of 2007, the Company issued 4,021,500 shares of common stock to pay down the equity line of credit.

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

5. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Mar-07	31-Dec-06

Well lease	$475,000	$475,000
Well equipment	403,732	403,732
Computer equipment & software	63,676	63,676
Office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(157,268)	(122,761)

Net property & equipment	$834,362	$868,869

6. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $5,495,000 against the equity line through March 31, 2007. Under the terms of the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. Materially all of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.

7.  Issuance of Warrants

During the quarter ended March 31, 2006, the Company issued 5,500,000 warrants to purchase common stock to consultants and recorded an expense of $5,407.

A list of warrants outstanding is as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at December 31, 2005	40,062,000	$0.37	3.24

Issued	5,500,000
Exercised	(4,000,000)
Expired	-
Outstanding at December 31, 2005	41,562,000	$0.40	2.72

Issued	-
Exercised	-
Expired	-
Outstanding at March 31, 2007	41,562,000	$0.40	2.44

8. Debt

The following is a detail of debt outstanding:

	31-Mar-07	31-Dec-06

The following is a listing of the Company's outstanding debt

Convertible debentures	$695,389	$533,418
Equity credit line notes payable at effective interest of 20%	4,832,873	4,345,605
Unsecured advances from shareholders and officers of the Company- interest imputed at 20%	203,005	168,052

Total Company debt	$5,731,267	$5,047,075

9. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Mar-07	31-Mar-06

Net loss before provision for income taxes	$(636,417)	$(768,720)

Current tax expense:
Federal	$-	$-
State	-	-
Total	$-	$-

Less deferred tax benefit:
Timing differences	(530,774)	(300,350)
Allowance for recoverability	530,774	300,350
Provision for income taxes	$-	$-

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$530,774	$300,350
Allowance for recoverability	(530,774)	(300,350)
Deferred tax benefit	$-	$-

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2021 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Issuance of Convertible Debentures

During the quarter ended March 31, 2007, the Company issued a convertible debenture with a face value of $140,000 to pay an incentive fee to the holder of the equity credit line as a part of the increased borrowing. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debenture has no interest rate and matures in March 2008.  As a result of the issuance of the debentures, the Company allocated $68,871 to a beneficial conversion feature.

The balance of the convertible debt is as follows:

	31-Mar-07	31-Dec-06

Convertible debt payable	$1,069,375	$929,375
Unallocated beneficial conversion feature	(373,986)	(395,957)

Net convertible debt payable	$695,389	$533,418

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, and the other financial data appearing elsewhere in this Form 10-QSB Report.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006 (see further discussion and updates located in the Section titled (the “Business”) in Form 10KSB, filed April 16, 2007, incorporated herein by reference).

Effective November 15, 2005, Firecreek purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We have commenced with gas production in the first and second quarters of 2006, began a workover program for a third well in July of 2006 operations recently completed in March of 2007, and we are contemplating one or more additional drilling programs in the TMD area (see further update discussion listed under Item 5-Other Information herein).

The Company expects to incur an increase in operating expenses during the balance of this year from commencing the described activities related to its plans for the Company and Firecreek oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis or Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

-

Inability of the company to secure additional financing.

-

Unexpected economic changes in the United States.

-

The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2007 and March 31, 2006.

Results of Operations

Three months ended March 31, 2007 vs. three months ended March 31, 2006.

There was $33,883 in revenues generated from the Company’s gas lease production activities for Q1 2007 compared to $7,980 in revenues in Q1 2006. Revenues commenced mid March 2006 from the first of two workover wells completed and on production in the Ten Mile Draw project in southern Wyoming. Operating costs were $29,905 in the first quarter of 2007 and $6,647 in the first quarter of 2006, producing gross profits of $3,978 and $1,333, respectively. Of the 2006 operating costs, $4,849.95 was a non recurring expense.

General and administrative expense for Q1 2007 decreased to $457,498 from $466,683 in Q1 2006.  The significant decrease realized from the reorganization consolidating the Firecreek Petroleum Inc. subsidiary offices to Scottsdale Arizona was offset with the increases in Q1 financing costs.

Detail of general & administrative expenses:

	31-Mar-07	31-Mar-06

Advertising & promotion	$680	$1,038
Administration	13,703	14,882
Bank fees	-	-
Relocation	-	14,800
Consulting	80,000	62,625
Depreciation	29,108	8,935
Investor incentives/commissions	165,733	-
Professional fees	97,715	100,910
Press releases	-	-
Printing	-	-
Postage	-	-
Rent & storage	21,878	25,010
Research	-	83,686
Salaries & benefits	-	100,192
Taxes	72	8,110
Telephone	-	15,200
Travel costs	-	31,295
Well workover	48,609	-

Total	$457,498	$466,683
	-	-

Consulting fees of $80,000 were incurred during investigations into acquiring profitable business enterprises.

Relocation fees were reduced to $0.00 for the period from $14,800 from the year ago quarter.

Investor incentives/commissions of $165,733 were paid to the holder of the equity credit line for making promissory note loan advances.

Professional fees of $97,715 were incurred in regards to legal costs, accounting, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and Storage of $21,878 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Salaries & benefits were reduced to $0.00 from $100,192 in the year ago quarter as a result of consolidation down sizing of the Firecreek Petroleum, Inc. offices to Scottsdale location.

Telephone costs were reduced to $0.00 for the period from $15,200 for the prior period being temporarily paid by Officers and Directors of the Company.

Travel costs during the quarter were reduced to $0.00 from $31,295 from consolidation of efforts to reduce overseas and domestic travel costs.

Well workover costs of $48,609 were paid toward charges related to the Company’s interests owned in the Wyoming gas wells.

After deducting general and administrative costs, the Company experienced a loss from operations of $453,520 for the three months ended March 31, 2007 compared to an operating loss of $465,350 for the same period last year.

Interest expense decreased in the three months ended March 31, 2007 to $182,897 compared to $303,370 for the same period last year.  The decrease of interest was due to the amortization of the beneficial conversion feature using the effective interest rate method where most of the amortization, is weighted more to the beginning of the amortization period.

Consulting and professional fees increased approximately $14,180 in Q1 2007 compared to Q1 2006.

Net loss for Q1 2007 was $636,417 or $0.00 per share compared to a loss of $768,720, or $0.00 per share for Q1 2006.

Discussion of Financial Condition:  Liquidity and Capital Resources

At March 31, 2007 cash on hand was $86,647 as compared with $14,955 at December 31, 2006.

At March 31, 2007, the Company had working capital deficit of $5,328,186 compared to a working capital deficit of $5,009,376 at December 31, 2006.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at March 31, 2007 were $1,223,372 as compared to $1,203,014 at December 31, 2006.

The Company’s total stockholders’ deficit increased from $4,683,434 at December 31, 2006 to $5,220,343 at March 31, 2007.   Stockholders’ equity decreased by $636,417 from operating losses in Q1 2007.  In addition, the Company issued 4,021,500 shares of common stock valued at $30,637 as payment against a line of credit.

ITEM 3 – CONTROLS AND PROCEDURES

Our Chief Executive Officer who is also our Chief Financial Officer has evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934).  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule f13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following.

On March 27, 2007, the Company issued convertible debentures with a face value of $140,000, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in March of 2012. The debentures were issued pursuant to an exemption from registration as provided in Section 4(2) of the Securities Act of 1933. For terms of the debentures please see information furnished in Exhibit “A” to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2007.

For additional information other than that furnished in this section regarding recent sales of unregistered securities please see information listed under RECENT SALES OF UNREGISTERED SECURITIES, and in exhibits and elsewhere contained in Form 10-KSB, filed April 14 2006; Form 10-KSB, filed April 12, 2005, and in our Registration Statement on Form SB-2, and listed exhibits, as amended.

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

The Company is working towards securing financing to drill three to five new gas wells in its Ten Mile Draw field. The first workover well was on production on March 14, 2006 and the second workover well was on production in April 2006. The third workover 13-9 well was completed in March of 2007 and initially put on production. Recently the 13-9 was taken off production as notified by our operator Newport Oil Corporation for the purpose of removing water and fracing fluid build up and to increase the overall potential for future production.

Total workover and overrun charges attributable to our 50% working interest in the third workover well number 13-9 located in the Ten Mile Draw, Green River Basin, Wyoming; from approximately June-July 2006 through the present totaled $598,422. Of the $598,422 the remaining balance of approximately $226,922 was paid during the first quarter of 2007 operations. The operator for the Company’s interests experienced various difficulties during the workover program for the 13-9 including pipe failure during initial frac pressure test procedures, various equipment failures, and other associated area delays and conditions.

Financing for proposed deployment of planned oil and gas operations in several overseas locations is proceeding slowly as international negotiations and due diligence are extremely time consuming.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007		EGPI FIRECREEK, INC.

/s/ Dennis Alexander
	By:	Dennis Alexander
	Title:	Chairman, President, and CFO