Form 10QSB
period 2007-06-30
EGPI FIRECREEK, INC.
filed 2007-08-13
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [  ]

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of June 30, 2006, the issuer had

417,353,804 shares of its $.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [x]

EGPI FIRECREEK, INC.

AND SUBSIDIARIES

f/k/a Energy Producers, Inc.

Form 10-QSB for the Quarter Ended

June 30, 2007

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

	Unaudited
	30-Jun-07	31-Dec-06
ASSETS
Current assets:
Cash	$1,853,418	$14,955
Accounts receivable	7,152	0
Deferred charges	229,866	319,190
Total current assets	$2,090,436	$334,145
Other assets:
Deferred charges	99,257	0
Fixed assets- net	795,267	868,869
Total assets	$2,984,960	$1,203,014
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$782,342	$839,373
Convertible debentures payable-net	171,875	158,543
Equity line notes payable	4,864,440	4,345,605
Total current liabilities	$5,818,657	$5,343,521
Advances payable to shareholders	217,138	168,052
Convertible debentures payable-net	2,001,642	374,875
Total liabilities	$8,037,437	$5,886,448
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend	0	0
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 417,353,804 at June 30, 2007 and
395,367,446 shares at December 31, 2006	$417,353	$395,367
Additional paid in capital	20,563,804	19,714,669
Accumulated deficit	(26,033,634)	(24,793,470)
Total shareholders' deficit	(5,052,477)	(4,683,434)
Total Liabilities & Shareholders' Deficit	$2,984,960	$1,203,014
See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Consolidated Statements of Operations

For the Six and Three Months Ended June 30, 2007 and June 30, 2006

(unaudited)

	Six Months	Six Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06

Gross Revenues from sales	$80,216	$50,682	$46,333	$42,702
Cost of sales	(86,018)	(34,498)	(56,113)	(27,851)
Net Revenues from sales	($5,802)	$16,184	($9,780)	$14,851
General and administrative expenses:
General administration	$817,771	$1,100,720	$360,273	$634,037
Total general & administrative expenses	817,771	1,100,720	360,273	634,037
Net loss from operations	($823,573)	($1,084,536)	($370,053)	($619,186)
Other revenues and expenses:
Interest expense	(416,591)	(623,726)	(233,694)	(320,356)
Net loss before provision for income taxes	($1,240,164)	($1,708,262)	($603,747)	($939,542)
Provision for income taxes	0	0	0	0
Net loss	($1,240,164)	($1,708,262)	($603,747)	($939,542)
Basic & fully diluted net loss per common share:
Loss per share	($0.00)	($0.01)	($0.00)	$0.00
Weighted average of common shares outstanding:
Basic & fully diluted	403,154,759	261,697,742	410,082,378	278,558,461

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statements of Cash Flows

For the Quarters Ended June 30, 2007 and June 30, 2006

(Unaudited)

	Unaudited	Unaudited
	30-Jun-07	30-Jun-06
Operating Activities:
Net loss	($1,240,164)	($1,708,262)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	73,602	38,185
Amortization of beneficial conversion feature	235,637	177,669
Consulting expense	39,286	5,407
Interest expense	180,133	316,057
Amortization of deferred charges	230,067	43,320
Changes in other operating assets and liabilities :
Accounts receivable	(7,152)	(7,093)
Accounts payable and accrued expenses	(57,031)	98,024
Net cash used by operations	($545,622)	($1,036,693)
Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debenture	1,900,000	0
Issuance common stock	0	79,840
Warrants converted to stock	0	100,000
Shareholder advances received (paid)	49,086	66,409
Net cash provided by financing activities	2,384,086	1,751,249
Net increase (decrease) in cash during the period	$1,838,463	$714,556
Cash balance at January 1st	14,955	149,962
Cash balance at June 30th	$1,853,418	$864,518
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

(formerly Energy Producers, Inc.)

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit

For the Periods Ended June 30, 2007 and June 30, 2006

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2006	395,367,446	$395,367	$19,714,669	($24,793,470)	($4,683,434)
Issued shares to pay equity line	14,843,500	14,844	81,454		96,298
Shares issued to pay consultants	7,142,858	7,143	32,143		39,286
Beneficial conversion feature			735,538		735,538
Net loss for the period				(1,240,164)	(1,240,164)
Balance at June 30, 2007- unaudited	417,353,804	$417,353	$20,563,804	($26,033,634)	($5,052,477)

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at January 1, 2005	220,913,500	$220,913	$15,878,127	($20,547,650)	($4,448,610)
Issuance of warrants			5,407		5,407
Issuance of common stock	4,148,514	4,149	75,691		79,840
Conversion of warrants	4,000,000	4,000	96,000		100,000
Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000
Issued shares to pay equity line	43,460,098	43,460	981,359		1,024,819
Beneficial conversion feature			370,001		370,001
Net loss for the period				(1,708,262)	(1,708,262)
Balance at June 30, 2006- unaudited	292,772,112	$292,772	$18,925,335	($22,255,912)	($3,037,805)

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Unaudited Notes to the Consolidated Financial Statements

For the Six months Ended June 30, 2007 and June 30, 2006

1.	Organization of the Company and Significant Accounting Principles

EGPI Firecreek, Inc. (“EGPI” or the “Company”) was incorporated in the State of Nevada October 1995. Effective October 13, 2004, the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

The Company is a 50% non controlling owner of three gas wells in Wyoming.

In December 2006, the Company increased its authorized common stock to 1,320,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Firecreek Petroleum, Inc.  All significant inter-company balances have been eliminated.

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

Debentures Payable- The Company applies Emerging Issues Task Force (EITF) No. #98-5, “Accounting for Convertible Debt Issued with Beneficial Conversion Features.”  EITF No. #98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with a favorable conversion feature, and the resultant beneficial conversion feature be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

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

Net loss per common share has been computed as follows:

	30-Jun-07	30-Jun-06
Net loss	($1,240,164)	($1,708,262)
Total shares outstanding	417,353,804	292,772,112
Weighted average	403,154,759	261,697,742
Loss per share	($0.00)	($0.01)

4. Common and Preferred Stock Transactions

During the six months end June 30, 2007, the Company issued 14,843,500 shares of common stock to pay down the equity line of credit.

During the six months end June 30, 2007, the Company issued 7,142,858 shares of common stock to pay consultants.

During the six months end June 30, 2006, the Company issued 4,000,000 shares to a warrant holder and received proceeds of $100,000.

During the six months end June 30, 2006, the Company issued 4,148,514 shares and received proceeds of $79,840.

During the six months end June 30, 2006, the Preferred C shareholders converted their shares to 20,250,000 shares of common stock.  There are no more preferred shares outstanding.

During the six months end June 30, 2006, the Company issued 43,460,098 shares of common stock to pay down the equity line of credit.

5. Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Jun-07	31-Dec-06

Well lease	$475,000	$475,000
Well equipment	403,732	403,732
Computer equipment & software	63,676	63,676
Office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(196,363)	(122,761)
Fixed assets- net	$795,267	$868,869

6. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $5,495,000 against the equity line through June 30, 2007. Under the terms of the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. Through June 30, 2007, the Company has paid $1,458,941 of the equity line by issuing 76,415,562 shares of common stock and $343,333 in cash payments.

Materially all of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.

7.  Issuance of Warrants

A list of warrants outstanding is as follows:

		Wgtd Years
	Amount	to Maturity

Outstanding at December 31, 2005	40,062,000	3.24
Issued	5,500,000
Exercised	(4,000,000)
Expired	0
Outstanding at December 31, 2006	41,562,000	2.72
Issued	0
Exercised	0
Expired	0
Outstanding at June 30, 2007	41,562,000	2.17

The majority of the warrants are exercisable at 75% of the common stock market price 20 days prior to conversion.

8. Issuance of Convertible Debentures

During the six months ended June 30, 2007, the Company issued a convertible debenture with a face value of $140,000 to pay an incentive fee to the holder of the equity credit line as a part of the increased borrowing. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debenture has no interest rate and matures in March 2008.  As a result of the issuance of the debentures, the Company allocated $68,871 to a beneficial conversion feature.

In June 2007, the Company issued a convertible debenture with a face value of $2,000,000 and received proceeds of $1,900,000. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the twenty days preceding conversion with a maximum exercise price of $.015 per share.  The debenture has an interest rate of 12% and matures in June 2014.  As a result of the issuance of the debentures, the Company allocated $666,667 to a beneficial conversion feature.

The balance of the convertible debt is as follows:

	30-Jun-07	31-Dec-06

Convertible debt payable	$3,081,868	$929,375
Unallocated beneficial conversion feature	(908,351)	(395,957)
Net convertible debt payable	$2,173,517	$533,418

9. Income Tax Provision

	30-Jun-07	30-Jun-06
Provision for income taxes is comprised of the following:
Net loss before provision for income taxes	($1,240,164)	($1,708,262)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(1,185,311)	(2,489,316)
Allowance for recoverability	1,185,311	2,489,316
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$1,185,311	$2,489,316
Allowance for recoverability	(1,185,311)	(2,489,316)
Deferred tax benefit	$0	$0
Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2021 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Debt

The following is a listing of the Company's outstanding debt at June 30, 2007:

Convertible debentures :
Matures in November and December 2010, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	$348,929
Matured in April 2007, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	163,722
Matures in November 2011, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	173,725
Matures in March 2012, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	90,029
Matures in June 2014, 12% interest, exercisable at 75% of the lowest bid 15 days preceding conversion	1,397,112
Total convertible debentures	$2,173,517

Equity line of credit:
Matured in September 2006, effective interest of 18.55%	$1,086,803
Matured in November 2006, effective interest of 22.12%	1,488,215
Matured in December 2006, effective interest of 22.12%	280,204
Matured in April 2007, effective interest of 22.12%	581,603
Matures in December 2007, effective interest of 17.34%	955,590
Matures in March 2008, effective interest of 25.68%	472,025
Total equity line of credit	4,864,440
Unsecured advances to shareholders and officers of the
Company- interest imputed at 20%	217,137
Total Debt	$7,255,095

11. Commitments and Contingencies

The Company’s creditor has not enforced the provisions for default on the debt noted in Note 10 at June 30, 2007.  By the equity agreement, the Company is contingently liable for approximately $1,623,000 in default penalties in the event the penalty provisions are enforced by the creditor.

12. Subsequent Event

On July 9, 2007, the Company acquired certain tracts of land and leases located in Knox County, Texas, known as the Fant Ranch Unit for $1,538,704.52 including wells, leases and equipment and oil in the tanks owned by the seller at June 30, 2007.

On August 3, 2007, the Company entered into a Letter Agreement with Star Energy Corporation relating to the purchase and sale of all of the Company’s rights to and interest in certain projects in Ukraine and received 2,100,000 shares of Star’s restricted Common Stock and one hundred thousand dollars ($100,000) in cash upon execution of the Agreement.

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

The Company is currently focused on oil and gas activities in the following areas: i) Development of our domestic interests acquired in Wyoming in late 2005 for production of primarily natural gas, and Texas that is subsequent to the period of this report in the third quarter of 2007 operations, for production of oil (see other discussion herein), and ii) pursuit of and potential completion of projects overseas in Central Asian and European countries. Further, the Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2007 with a goal to increase our revenue base and cash flow.; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL., together (“Firecreek”) which is a separate wholly owned subsidiary of the Company. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006 (see further discussion and updates located in the Section titled (the “Business”) in Form 10KSB, filed April 16, 2007, incorporated herein by reference).

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

On July 9, 2007, Firecreek Petroleum, Inc. entered into an Assignment and Bill of Sale with Ward Energy LP sale acquiring a 100% working interest in certain tracts of land, leases, and equipment located in Knox County, Texas, more commonly known as the Fant Ranch Unit. The effective date for the transaction is July 1, 2007. There are currently 17 wells on line producing and selling oil. The Company’s initial plans are to complete take over processes, then to determine the best method and work program to increase production for several or all of the 17 wells in the field, and thereafter to consider adding to the existing well count by bringing several non producing wells in the field back on line (see further update discussion listed under Item 5-Other Information herein).

On August 3, 2007, The Company through its wholly owned subsidiary Firecreek Petroleum, Inc. concluded a transaction for the sale of all rights to development works and projects historically developed in the Ukraine.

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

On December 1, 2003, through our exchange merger acquisition with International Group Holdings, Ltd., as amended, we acquired a commercial and private leisure marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain (“IYSG”) and all of its divisions, as a wholly owned subsidiary of the Company. On December 31, 2005, the Company elected to dispose of IYSG. The results of operations for this segment are included in loss from discontinued operations in the consolidated statements of operations for fiscal 2005.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended June 30, 2007 and June 30, 2006.

I. Results of Operations

Six months ended June 30, 2007 vs. six months ended June 30, 2006.

There was $80,216 in revenues generated from the Company’s gas lease production in the first six months of 2007 activities compared to $50,682 in same six months 2006. Operating costs of $86,018 produced a net loss of $5,802 in the first six months of 2007 compared to a net profit of $16,184 in 2006. The decrease in net profits during the period was attributable to softening of regional gas prices, and increased expenses related to start up for the third well, 13-9, which did not contribute significantly to revenue. Well operating costs for the first six months of 2007 were $86,018.

General and administrative expense for the first 6 months of 2007 decreased to $817,771 compared to $1,100,720 in 2006 a decrease of 25.71%. Most of the decrease was due to further consolidation of costs related primarily to well workover costs, and subsidiary expense.

Detail of general & administrative expenses:
	30-Jun-07	30-Jun-06

Advertising & promotion	$1,837	$1,574
Administration	11,532	47,044
Bank fees	0	0
Relocation	0	0
Consulting	255,715	111,194
Depreciation	46,843	38,185
Investor incentives/commissions	90,067	43,320
Professional fees	313,631	225,505
Press releases	0	0
Printing	0	0
Postage	0	0
Rent & storage	44,093	58,530
Research	0	84,404
Salaries & benefits	0	118,609
Taxes	4,827	9,598
Telephone	617	23,012
Travel costs	0	56,366
Well workover	48,609	283,379

Total	$817,771	$1,100,720

Administration used $11,532 for corporate parent costs related to printing, office, postage, transfer agent, filing agent, accounting, and other costs.

Consulting fees of $255,715 were incurred during investigations into acquiring profitable business enterprises, corporate assistance, and advisory services.

Investor incentives in the amount of $90,067 were costs incurred relative to the issuance of new debt.

Professional fees of $313,631 were incurred in regards to legal costs, accounting, securing financing, administrative, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and storage of $44,093 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Well development includes additional overage costs of $48,609 related to workover programs on the third well for our oil and gas interests held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative costs, the Company experienced a loss from operations of $823,573 for the six months ended June 30, 2007 compared to an operating loss of $1,084,536 for the same period last year, a decrease of 24%.

Interest expense decreased in the six months ended June 30, 2007 to $416,591 compared to $623,726 for the same period last year. Most of the decreases in interest is due to the change in financial instrument in the first 6 months of 2007.

Professional fees increased by $88,126 in the first six months of 2007 compared to the same period in 2006.

Net loss for the six months in 2007 was $1,240,164 or ($0.00) per share compared to a loss of $1,708,262 or ($0.01) per share for six months in 2006.

Three months ended June 30, 2007 vs Three months ended June 30, 2006

The Company had gross revenues of $46,333 for the three months ended June 30, 2007 as compared with revenues of $42,702 for the same period in 2006. Net loss for the period was ($9,780) compared to $14,851 for the same period 2006.

General and administrative expense for the three months ended June 30, 2007 was $360,273 compared to $634,037 for the same period 2006.

Interest expense decreased to $233,694 in the three months ended June 30, 2007 compared to $320,356 in the same period 2006.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2007 cash on hand was $1,853,149 as compared with $14,955 at December 31, 2006.

At June 30, 2007 the Company had working capital deficit of $3,728,231 compared to a working capital deficit of $5,009,375 at December 31, 2006. Working capital deficit is mainly a result of operating losses.

Total assets at June 30, 2007 were $2,984,960 compared to $1,203,014 at December 31, 2006.

The Company’s total stockholders deficit increased $369,043 from December 31, 2006 to $5,052,477 at June 30, 2007. Stockholders’ equity decreased from operating losses for the first six months in 2007. In addition, the Company issued 14,843,500 shares of common stock valued at $96,298 as payment against a line of credit, and 7,142,858 shares of common stock valued at $39,286 as payment for services rendered.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Please see information contained in Form 8-K filed on July 27, 2007, incorporated herein by reference.

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

The Company is working towards securing financing to drill three to five new gas wells in its Ten Mile Draw field, and or additional producing oil and gas wells, equipment, and reserves with revenues.

In the Ten Mile Draw field, the first workover well was on production on March 14, 2006 and the second workover well was on production in April 2006. The third workover 13-9 well was completed in March of 2007 and initially put on production. In the second quarter the 13-9 was taken off production as notified by our operator Newport Oil Corporation for the purpose of removing water and fracing fluid build up and to increase the overall potential for future production.

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

On July 9, 2007, EGPI Firecreek, Inc., through its wholly owned subsidiary, Firecreek Petroleum, Inc. (collectively, the “Company”) entered into an Assignment and Bill of Sale with Ward Energy LP (“Ward”) relating to the purchase and sale of certain tracts of land and leases located in Knox County, Texas, more commonly known as the

Fant Ranch Unit (the “Fant ranch”). Pursuant to the Assignment, the Company paid to Ward the total of One Million Five Hundred Thousand ($1,500,000) dollars for the leases and equipment plus Thirty Eight Thousand Seven Hundred Four and 52/100 ($38,704.52) dollars, which is the amount agreed to be paid to Ward for oil in the tanks owned by Ward at June 30, 2007 as verified by a P1 report filed with the Railroad Commission of Texas. For additional information please see information and exhibit to a Report on Form 8-K filed on July 16, 2007, incorporated herein by reference.

On August 3, 2007, The Company through its wholly owned subsidiary Firecreek Petroleum, Inc. concluded a transaction for the sale of all rights to development works and projects historically developed in the Ukraine. Through the agreement the purchaser has acquired the rights to acquire licenses, permits and permissions to explore for and extract oil, natural gas or other natural resources on the territories referenced in the agreement. For additional information please see information and exhibits to a Report on Form 8-K filed on August 13, 2007, incorporated herein by reference.

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

32.1

Certification Pursuant to 18 U.S.C. SECTION 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EGPI FIRECREEK, INC.

Date: August 13, 2007		/s/ Dennis Alexander
	By:	Dennis Alexander
	Title:	Chairman, Principal Executive Officer, and CFO