Form 10KSB/A
period 2006-12-31
EGPI FIRECREEK, INC.
filed 2007-10-04
CIK 1106848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

FORM 10-KSB/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

This Annual Report on Form 10-KSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to the Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Explanatory note: This Form 10-KSB/A, Amendment No. 1, amends our Form 10-KSB for the fiscal year ended December 31, 2006, filed April 17, 2007, to respond to comments issued by the Securities and Exchange Commission.

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

(1)

Gross (WI) reserves for the subject acreage, based on the appropriate category and effective January 1, 2007, are as follows:

	Proven Developed	Proven Undeveloped

Lewis/ Almond	430,924 Mcf	0
Almond		869,104 Mcf
Almond CBM	0	0

Proven Developed	Net Present Value (10%) = $433,784
Proven Undeveloped	Net Present Value (10%) = $1,233,098

Total Proven Reserves:	1,300,028 Mcf (50% Working Interest)
Total Net Present Value:	$1,666,882 (50% Working Interest)

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006. This process undertook closing our Firecreek subsidiary Ft. Worth Texas offices, eliminating or lowering many expenses including employees, consultants, telephones, long distance, cellular fees, travel, office supplies, data fees, and other. Books, accounting records and data were transferred to the Parent offices located in Scottsdale Arizona. The reduction in expense through 2006 is estimated to be greater than 60%. The restructuring helped to decrease overall operating losses for the year, and also to a lesser extent conserved existing cash flows. (See further discussion and updates in “The Business”).

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

Further, as listed on page F-12 of the Notes to the Consolidated Financial Statements, it is indicated that the Company is technically in default of two of its equity credit line notes, and potentially additional notes issued, by not paying down the full monthly payment amounts required in accordance within the specified terms of the notes. The equity line financing company issuing the notes has elected to recently lend additional funds to the Company (see next paragraph discussion), and it has not acted to provide written notice of default, to impose stated default rates of interest, and or charge to the Company penalties associated with a default, and has accepted partial payments from sales of puts, and from 20% of the revenues generated by the Company, toward payments due on the existing notes. There can be no assurance that the finance company issuing the notes will continue to refrain from noticing or acting on a formal default, however the Company has kept communications open through the date of this filing, and intends to continue, to minimize as best possible, the occurrence of a formal notice of default, and has been working favorably with its lender finance company to engender positive steps toward growth for the Company, in an effort to further develop revenue and cash flow to continue paying down its debts. A change from a favorable circumstance with our equity line finance company, encountering a formal default, could, in lieu of positive negotiations occurring, anticipate potentially detrimental conditions including but not limited to one or more of the following: i) rapid conversion of debentures to shares of the Company’s common stock in accordance with the terms and provisions of the note agreements, ii) acceleration and foreclosure on one or all of the assets of the Company and its subsidiaries, iii) imposing financial duress creating difficulty or inability to run the Company or its business affairs, iv) create pressure on the Company’s stock by increased supply, and v) increased dilution to shareholders. Although the terms of the notes are stringent, the Company continues to secure needed financing for its growth plans.

Management has estimated that such cost for initially paying down certain of the Company’s recent debt, including such amounts needed to pay partial or full payment of its equity line notes, and activating development of its current plans for domestic and overseas commencement of oil and gas segment operations, will initially require approximately $8,000,000 to $12,500,000 or more during the first six to twelve months of fiscal 2007. The Company recently obtained $435,000 in March 2007 from the issuance of another promissory note to the finance company that provides our equity credit line discussed herein above this section. We are working to secure $5,000,000 to $7,000,000 or more in asset based, and or other debt or equity finance by June to assist our 2007 plans, and are in addition to the availability of our established equity credit line. There can be no guarantee or assurance that we will receive or be successful in obtaining additional financing. In addition, the Company has a covenant with its equity line finance company not to enter into any additional financing agreements, debt or equity, without prior expressed written consent, which shall not be unreasonably withheld.

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

37

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

Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have completed the audits of the consolidated financial statements of EGPI Firecreek, Inc. and its internal control over financial reporting as of December 31, 2006 and December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. at December 31, 2006 and December 31, 2005, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 and December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, and December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Donahue Associates, LLC.

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

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended and December 31, 2006 and December 31, 2005

	31-Dec-06	31-Dec-05
Operating Activities:
Net loss	$(4,245,820)	$(10,810,163)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	100,736	16,040
Amortization of beneficial conversion feature	438,419	1,555,849
Consulting expense	759,107	4,162,398
Interest expense	768,071	0
Amortization of deferred charges	282,685	0
Extraordinary item- forgiveness of debt (net of tax)	0	(375,789)
Changes in other operating assets and liabilities :
Other receivable	2,759	(2,759)
Deferred charges	(130,000)	0
Accounts payable and accrued expenses	454,216	(486,366)
Net cash used by operations	$(1,569,827)	$(5,940,790)

Investing activities:
Purchase of equipment	$(271,746)	$(713,899)
Net cash used by investing activities	(271,746)	(713,899)

Financing Activities:
Credit equity line	$1,505,000	$3,555,000
Issued common stock	77,790	0
Payment of credit equity line	0	(334,333)
Issued convertible debenture	0	4,000,000
Payment of capital lease	0	(9,276)
Warrants converted	100,000	6,260
Shareholder advances received (paid)	23,776	(418,538)
Net cash provided by financing activities	1,706,566	6,799,113
Net increase (decrease) in cash during the fiscal year	$(135,007)	$144,424
Cash balance at January 1st	149,962	5,538
Cash balance at December 31st	$14,955	$149,962
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$1,600
Income taxes paid during the period	$0	$0

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

Revenue and Cost Recognition- Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. For its producing activities, the Company uses successful efforts costing.  Under successful efforts costing, certain identifiable costs associated with the acquisition of properties and extraction are capitalized and depreciated over the lesser of the depletion of the productive assets or its useful life. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs are expensed as they occur.  Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized as they occur.

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

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Dec-06	31-Dec-05

Well lease	$475,000	$475,000
Well and related equipment facilities	284,329	126,000
Uncompleted wells, equipment and facilities	119,403	0
Computer equipment & software	63,676	63,676
Other office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(122,761)	(16,039)
Net fixed assets	$868,869	$697,859

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

9.  Issuance of Warrants

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for warrant issues.  Accordingly, all warrants granted are recorded at fair value using a generally accepted  option pricing model at the date of the grant.  For purposes of determining compensation expense under SFAS 123, the fair value of each warranted granted is measured at the date of the grant by the option pricing model with the following assumptions; the dividend yield is 0% for fiscal years 2005 and 2006, volatility is 20% for fiscal years 2005 and 2006, and the risk free interest rate is 2% and 4% for fiscal years 2005 and 2006, respectively.

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

17. Supplemental Information on Natural Gas Operations

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130 for development of the reserves.  The following is a summary of the Company’s natural gas production activities at December 31, 2006 and at December 31, 2005 representing the Company’s 50% working interest.

	Proved developed
	and undeveloped	Proved developed
	In thousands of	In thousands of
	cubic feet.	cubic feet.

At January 1, 2005	0	0
Purchases	1,432,193	299,827
At December 31, 2005	1,432,193	299,827
Revisions	(104,112)	159,150
Improvements	0	0
Purchases	0	0
Extensions	0	0
Production	(28,053)	(28,053)
At December 31, 2006	1,300,028	430,924
Estimated future discounted cash flows	2006	2005
Net discounted futures cash flows:
Proved undeveloped	$1,233,098	$1,599,056
Proved developed	433,784	565,631
Net future discounted cash flows
proved undeveloped and proved developed	$1,666,882	$2,164,687
Results of operations	2006	2005
Revenues	$146,831	$0
Production costs	(112,657)	0
Exploration costs	0	0
Development costs	(524,969)	(488,130)
Depreciation & amortization	(75,254)	0
Provision for income tax	0	0
Net loss from natural gas producing activities:	($566,049)	($488,130)
Capitalized cost of natural gas producing activities:	2006	2005
Proved natural gas lease property	$475,000	$475,000
Well Equipment	403,732	126,000
Accumulated depreciation	(75,255)	0
Net capitalized costs of natural gas producing activities	$803,477	$601,000

Costs incurred for property acquisitions, exploration, and development (All United States based)

	2006	2005
Property acquisition
Proved	$0	$351,500
Unproved	0	123,500
Exploration	0	0
Development	524,969	488,130
Total	$524,969	$963,130

Changes in discounted future cash flows of proved reserves (All United States based)

	2006	2005
Future cash flows	$5,673,120	$7,496,896
Future production costs	(2,522,000)	(2,921,500)
Future income tax expense	(704,321)	(907,828)
Future net cash flows	2,446,800	3,667,569
10% annual discount	(779,918)	(1,502,882)
Standardized measure of discounted future net cash flows	$1,666,882	$2,164,687

18. Non Cash Transactions

Certain transactions during the years ended December 31, 2006 and December 31, 2005 did not involve the use of cash and therefore have been excluded from the consolidated statements of cash flows.

During the year ended December 31, 2006, the Company issued 58,555,432 shares of common stock to pay $1,165,098 of the equity credit line discussed in Note 10.

During the fiscal year ended December 31, 2005, the Company issued 4,710,253 shares of common stock to pay $283,069 of outstanding debt.

During the year ended December 31, 2005, the Company issued 3,268,464 shares of common stock to pay $131,396 of the equity credit line discussed in Note 10.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EGPI Firecreek, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. EGPI Firecreek, Inc. internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EGPI Firecreek, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. Based on our assessment we have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. There have been no significant changes in internal controls or in other factors that could significantly affect financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EGPI Firecreek Inc.’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report entitled “Report of Independent Registered Public Accounting Firm” which appears herein.

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