Form 10QSB
period 2007-09-30
EGPI FIRECREEK, INC.
filed 2007-11-14
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

EGPI FIRECREEK, INC.
(Exact name of registrant as specified in charter)

NEVADA	0-32507	8-0345961
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6564 Smoke Tree Lane Scottsdale, Arizona 85253
(Address of principal executive offices)

(480) 948-6581
(Registrant’s Telephone Number, including Area Code)

Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  YES  ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of September 30, 2007, the issuer had 429,749,872 shares of its $.001 par value common stock issued and outstanding. There are -0- shares of Series A, B, or C Preferred Stock at $.001 par value for each of the Series of Preferred, and no shares of non-voting common stock outstanding.

EGPI FIRECREEK, INC.

AND SUBSIDIARIES

(F/K/A ENERGY PRODUCERS, INC.)

FORM 10-QSB FOR THE QUARTER ENDED

SEPTEMBER 30, 2007

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	Unaudited
ASSETS	30-Sep-07	31-Dec-06
Current assets:
Cash	$97,341	$14,955
Accounts receivable	39,890	0
Deferred charges	130,879	319,190
Total current assets	$268,110	$334,145
Other assets:
Investment in Star Energy at market	630,000	0
Deferred charges	95,659	0
Fixed assets- net	2,275,663	868,869
Total assets	$3,269,432	$1,203,014
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$765,070	$839,373
Convertible debentures payable-net	171,875	158,543
Equity line notes payable	4,894,929	4,345,605
Total current liabilities	$5,831,874	$5,343,521
Advances payable to shareholders	218,926	168,052
Convertible debentures payable-net	2,257,384	374,875
Total liabilities	$8,308,184	$8,308,184
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $0.001,one share convertible to ten common shares, no stated dividend	0	0
Common stock- $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 429,749,872 at September 30, 2007 and 395,367,446 shares at December 31, 2006	$429,749	$395,367
Additional paid in capital	20,618,085	19,714,669
Other comprehensive income	63,000	0
Accumulated deficit	(26,149,586)	(24,793,470)
Total shareholders' deficit	(5,038,752)	(4,683,434)
Total Liabilities & Shareholders' Deficit	$3,269,432	$1,203,014

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Gross Revenues from sales	$254,414	$108,748	$174,198	$58,066
Cost of sales	(238,009)	(67,645)	(151,991)	(33,147)
Net Revenues from sales	$16,405	$41,103	$41,103	$24,919
General and administrative expenses:
General administration	$1,261,952	$1,791,495	$1,791,495	$1,791,495
Total general & administrative expenses	1,261,952	1,791,495	444,181	690,775
Net loss from operations	(1,245,547)	$(1,750,392)	$(421,974)	$(665,856)
Other revenues and expenses:
Gain on sale of asset	667,000	0	667,000	0
Interest expense	(777,569)	(1,003,584)	(360,978)	(379,858)
Net loss before provision for income taxes	$(1,356,116)	$(2,753,976)	$(115,952)	$(1,045,714)
Provision for income taxes	0	0	0	0
Net loss	$(1,356,116)	$(2,753,976)	$(115,952)	$(1,045,714)
Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.01)	$(0.00)	$0.00
Weighted average of common shares outstanding:
Basic & fully diluted	410,103,767	273,477,533	211,884,694	294,386,878

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Unaudited	Unaudited
	30-Sep-07	30-Sep-06
Operating Activities:
Net loss	$(1,356,116)	$(2,753,976)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation expense	93,206	93,206
Amortization of beneficial conversion feature	490,826	490,826
Consulting expense	58,784	58,784
Interest expense	257,800	693,457
Amortization of deferred charges	332,652	159,513
Gain on sale of asset	(567,000)	(567,000)
Changes in other operating assets and liabilities :
Accounts receivable	(39,337)	(147,347)
Accounts payable and accrued expenses	(74,303)	125,483
Net cash used by operations	$(803,488)	$(1,543,616)
Investing activities:
Purchase of Fant Ranch lease & equipment	$(1,500,000)	$0
Net cash used for investing activities	(1,500,000)	0
Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debenture	1,900,000	0
Issuance common stock	0	79,840
Warrants converted to stock	0	100,000
Shareholder advances received (paid)	50,874	17,649
Net cash provided by financing activities	2,385,874	2,385,874
Net increase (decrease) in cash during the fperiod	$82,386	$158,873
Cash balance at January 1st	14,955	149,962
Cash balance at September 30th	$97,341	$308,835
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

					Other
	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
Balance at December 31, 2006	395,367,446	$395,367	$19,714,669	$(24,793,470)	$0	$(4,683,434)
Issued shares to pay equity line	24,239,568	24,240	119,236			143,476
Shares issued to pay consultants	10,142,858	10,142	48,642			58,784
Beneficial conversion feature			735,538			735,538
Gain on investment in Star Energy					63,000	63,000
Net loss for the period				(1,356,116)		(1,356,116)
Balance at September 30, 2007	429,749,872	$429,749	$20,618,085	$(26,149,586)	$63,000	$(5,038,752)

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at January 1, 2005	220,913,500	$220,913	$15,878,127	$(20,547,650)	$(4,448,610)
Issuance of warrants			5,407		5,407
Issuance of common stock	4,148,514	4,149	75,691		79,840
Conversion of warrants	4,000,000	4,000	96,000		100,000
Conversion of preferred stock	20,250,000	20,250	1,518,750		1,539,000
Issued shares to pay equity line	48,439,432	48,439	1,030,632		1,079,072
Beneficial conversion feature			370,001		370,001
Net loss for the period				(2,753,976)	(2,753,976)
Balance at September 30, 2006	297,751,446	$297,751	$18,974,608	$(23,301,626)	$(4,029,267)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

1.

Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004, the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

The Company is a 50% non controlling owner of three gas wells in Sweetwater County, Wyoming.

In December 2006, the Company increased its authorized common stock to 1,320,000,000 shares with par value of $0.001. Twenty million of these shares are non-voting.

Consolidation- the accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Firecreek Petroleum, Inc.  All significant inter-company balances have been eliminated.

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

Investment in Star Energy- The Company applies SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to account for its investment in Star Energy.  The Company has classified this investment as “available for sale” and, accordingly, gains and losses from the investment are recorded as other comprehensive income or loss in the stockholders’ equity section of the consolidated balance sheet.

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

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes."  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

2. Going Concern

The accompanying unaudited consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  The Company has not generated sufficient revenues to cover its expenses since its inception and continues to rely on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans.  This situation raises the doubt of the Company’s ability to continue as a going concern

Management’s plans with regard to this matter are as follows:

•

Raise interim and long term capital in addition to its present equity line to assist expansion-development and acquisition programs for oil and gas, corporate operations, and for the purpose of building on the current revenue base.

•

Obtain asset based project finance or develop joint ventures to fund work programs for oil and gas projects domestically and overseas.

•

Pursue formation of strategic alliances with more firmly established peer groups to assist acquisition activities.

•

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

Net loss per common share has been computed as follows:

	30-Sep-07	30-Sep-06
Net loss	$(1,429,509)	$($2,753,976)
Total shares outstanding	429,749,872	297,751,446
Weighted average	410,103,767	273,477,533
Loss per share	$(0.00)	$(0.01)

4. Common and Preferred Stock Transactions

During the nine months ended September 30, 2007, the Company issued 24,239,568 shares of common stock to pay down the equity line of credit.

During the nine months ended September 30, 2007, the Company issued 10,142,858 shares of common stock to pay consultants.

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

During the first nine months ended September 30, 2006, the Company issued 4,148,514 shares of common stock and received proceeds of $79,840.

5. Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Sep-07	31-Dec-06
Well leases	$1,068,650	$475,000
Well equipment	1,310,082	403,732
Computer equipment & software	0	63,676
Office equipment	0	19,056
Improvements & furniture	0	30,166
Accumulated depreciation & depletion	(103,069)	(122,761)
Fixed assets- net	$2,275,663	$868,869

The Company elected to write off the assets in the former Fort Worth offices since they are no longer being used.  The computer equipment & software, office equipment, improvements and furniture assets were written of to the expense this quarter.  The Company recognized an impairment loss of $49,788 as a result.

6. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $5,495,000 against the equity line through September 30, 2007. Under the terms of the notes to the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. Through September 30, 2007, the Company has paid $1,840,451 of the equity line by issuing 85,811,630 shares of common stock and $343,333 in cash payments.

Materially all of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.

7.  Issuance of Warrants

A list of warrants outstanding is as follows:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at December 31, 2005	40,062,000	$0.37	3.24
Issued	5,500,000
Exercised	(4,000,000)
Expired
Outstanding at December 31, 2006	41,562,000	$0.40	2.72
Issued	0
Exercised	0
Expired	0
Outstanding at September 30, 2007	41,562,000	$0.40	1.89

The majority of the warrants are exercisable at 75% of the common stock market price 20 days prior to conversion.

8. Issuance of Convertible Debentures

During the nine months ended September 30, 2007, the Company issued a convertible debenture with a face value of $140,000 to pay an incentive fee to the holder of the equity credit line as a part of the increased borrowing. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debenture has no interest rate and matures in March 2008.  As a result of the issuance of the debentures, the Company allocated $68,871 to a beneficial conversion feature.

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

The balance of the convertible debt is as follows:

	30-Sep-07	31-Dec-06
Convertible debt payable	$3,142,361	$929,375
Unallocated beneficial conversion feature	(713,103)	(395,957)
Net convertible debt payable	$2,429,259	$533,418

9. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-07	30-Sep-06
Net loss before provision for income taxes	$(1,356,116)	$(2,753,976)
Current tax expense:
Federal	$$0	$0
State	0	0
Total	$$0	$0
Less deferred tax benefit:
Timing differences	(1,656,947)	(1,106,364)
Allowance for recoverability	1,656,947	1,106,364
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$1,656,947	$1,106,364
Allowance for recoverability	(1,656,947)	(1,106,364)
Deferred tax benefit	$0	$0
Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2021 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Debt

The following is a listing of the Company's outstanding debt
Convertible debentures :
Matures in November and December 2010, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	$372,885
Matured in April 2007, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	165,521
Matures in November 2011, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	201,104
Matures in March 2012, no interest, exercisable at 75% of the lowest bid 15 days preceding conversion	100,746
Matures in June 2014, 12% interest, exercisable at 75% of the lowest bid 15 days preceding conversion	1,589,003
Total convertible debentures	$2,429,259
Equity line of credit:
Matured in September 2006, effective interest of 18.55%	$1,086,803
Matured in November 2006, effective interest of 22.12%	1,488,215
Matured in December 2006, effective interest of 22.12%	280,204
Matured in April 2007, effective interest of 22.12%	581,603
Matures in December 2007, effective interest of 17.34%	1,000,050
Matures in March 2008, effective interest of 25.68%	458,055
Total equity line of credit	$4,894,930
Unsecured advances to shareholders and officers of the
Company- interest imputed at 20%	$218,925
Total Debt	$7,543,114

During the quarter, the Company’s equity line creditor informed the Company that any penalty provisions for overdue equity line debt as per the equity line agreements would not be enforced.

10. Purchase of Fant Ranch Assets and Sale of Ukraine Interest

On July 9, 2007, the Company acquired certain tracts of land and leases located in Knox County, Texas, known as the Fant Ranch Unit for $1,538,704.52 including wells, leases and equipment and oil in the tanks owned by the seller at June 30, 2007.

In August 2007, the Company sold all of its rights to certain projects in the Ukraine that had been developed through its subsidiary, Firecreek Petroleum Inc., to Star Energy Corp. for $100,000 cash and 2.1 million shares of Star’s stock.  The rights to these projects had previously been 100% impaired by the Company in 2005 and therefore all the proceeds received from the transaction has been recorded as a “gain on asset sale” in the consolidated statement of operations.

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

The Company is currently focused on oil and gas activities in the following areas: i) Development of our domestic interests acquired in Wyoming in late 2005 for production of primarily natural gas, and Texas that is subsequent to the period of this report in the third quarter of 2007 operations, for production of oil (see other discussion herein), and ii) to a lesser extent, pursuit of and potential completion of projects overseas in Central Asian and European countries. Further, the Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2007 with a goal to increase our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL., (together “Firecreek”) which is a separate wholly owned subsidiary of the Company. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006 (see further discussion and updates located in the Section titled (the “Business”) in our amended Form 10KSB/A filed October 4, 2007, incorporated herein by reference)).

Effective November 15, 2005, Firecreek purchased a 50% undivided interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). We commenced with gas production in the first and second quarters of 2006, began a workover program for a third well in July of 2006 operations recently completed in March of 2007, and we are contemplating one or more additional drilling programs in the TMD area (see further update discussion listed under Item 5-Other Information herein).

On July 9, 2007, our Firecreek unit entered into an Assignment and Bill of Sale with Ward Energy LP sale acquiring a 100% working interest and corresponding 75% net revenue interest in certain tracts of land, leases, and equipment located in Knox County, Texas, more commonly known as the Fant Ranch Unit. The effective date for the transaction is July 1, 2007. There are 17 wells on line producing and selling oil, plus the addition of two more existing Fant Ranch Unit well workover programs being recently completed and online at the time prior to the filing of this report. The Company’s plans are to complete operational ramp up processes, which include determining the best method(s) and additional work programs having the potential to increase production for several or all of the producing wells in the field. The Company is reviewing various methods for enhancement by cleaning and stimulating the existing wells, initiation of additional existing well workover programs, and or evaluation for the restoration of an existing non active waterflood program, or the development of new waterflood program also for enhancement of oil production (see also discussion listed under Item 5-Other Information herein). The Company’s management is working with Success Oil Co., Inc., which became the Company’s operator for the Fant Ranch Unit following changeover of operations with the seller Ward Energy LP, and effective for the period commencing on July 16, 2007.  Success Oil Co., Inc., is a Licensed and Bonded Operating Company, under the rules and regulations of the Railroad Commission, State of Texas.

On August 3, 2007, the Company through its wholly owned subsidiary Firecreek concluded a transaction for the sale of all rights to development works and projects historically developed in the Ukraine.

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

I. Results of Operations

Nine months ended September 30, 2007 vs. nine months ended September 30, 2006.

There was $254,414 in total revenues generated from the Company’s oil and gas lease production. Cost of sales for oil and gas production were $238,009 producing a net profit from sales of $16,405 in the first nine months of 2007 compared to $41,103 for the same period in 2006. The decrease in net sales profit during the period was attributable to softening of regional gas prices for the OPAL system, and increased expenses related to gas production activities in Wyoming attributed to additional lease operating expense costs for the third well, no. 13-9, which did not contribute significantly to revenue through the period. General and administrative costs for the first nine months of 2007 were $1,261,952 which resulted in a net loss from operations of $1,245,457.

Additionally during the latter part of the period, the Company generated $667,000 in other income from the sale of rights/assets to a third party.

General and administrative expense for the first 9 months of 2007 decreased to $1,261,952 from $1,791,495 in 2006 a decrease of 29.55%. Most of the decrease was due to further consolidation of costs related primarily to well workover costs, and subsidiary expense.

Detail of general & administrative expenses:
	Nine Months	Nine Months	Three Months	Three Months
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Advertising & promotion	$0	$36,204	$0	$34,630
Administration	87,590	46,142	76,058	(902)
Bank fees	1,019	0	1,019	0
Relocation	0	14,800	0	14,800
Consulting	300,881	257,364	45,166	146,170
Depreciation	0	63,720	(7,932)	25,535
Investor incentives/commissions	262,426	159,513	131,611	116,193
Professional fees	466,363	318,435	152,732	92,930
Press releases	2,956	0	2,956	0
Printing	0	0	0	0
Postage	2,326	0	2,326	0
Rent & storage	44,093	87,860	0	29,330
Research	0	11,983	0	0
Salaries & benefits	0	193,593	0	74,984
Taxes	6,094	122	1,267	0
Telephone	1,336	29,234	719	6,222
Travel costs	0	98,207	0	41,841
Well development	86,868	474,318	38,259	109,042
Total	$1,261,952	$1,791,495	$444,181	$690,775

Administration used $87,590 for the Company’s costs related to printing, office, postage, transfer agent, filing agent, accounting, and other costs.

Consulting fees of $300,881 were incurred during investigations into acquiring profitable business enterprises, corporate assistance, and advisory services.

Investor incentives in the amount of $262,426 were costs incurred relative to the issuance of new debt.

Professional fees of $466,363 which include accrued amounts were incurred in regards to legal costs, accounting, securing financing, administrative, and the acquisition of leads and contacts with regard to possible new business ventures.

Rent and storage of $44,093 was used for office lease expenses in Fort Worth, Texas for the Firecreek Petroleum operations.

Well development includes additional overage costs of $86,868 related to workover programs on the third well for our oil and gas interests held in the Ten Mile Draw project in Sweetwater County, Wyoming.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,245,547 for the nine months ended September 30, 2007 compared to an operating loss of $1,750,392 for the same period last year, a decrease of 29.55%.

Interest expense decreased in the nine months ended September 30, 2007 to $777,569 compared to $1,003,584 for the same period last year. Most of the decreases in interest is due to the change in financial instrument in the first nine months of 2007.

Professional fees increased by $147,927 in the first nine months of 2007 compared to the same period in 2006.

Net loss for the nine months in 2007 was $1,356,116 or ($0.00) per share compared to a loss of $2,753,976 or ($0.01) per share for nine months in 2006.

Three months ended September 30, 2007 vs Three months ended September 30, 2006

The Company had gross revenues of $174,198 for the three months ended Sept 30, 2007 as compared with revenues of $58,066 for the same period in 2006. Net loss for the period was $115,952 compared to a loss of $1,045,714 for the same period 2006. A reduction in net loss for the period was primarily attributable to the sale of rights/assets to a third party.

General and administrative expense for the three months ended September 30, 2007 was $444,181 compared to $690,775 for the same period 2006.

Interest expense decreased to $360,978 in the three months ended September 30, 2007 compared to $379,858 in the same period of 2006.

Discussion of Financial Condition: Liquidity and Capital Resources

At Sept 30, 2007 cash on hand was $97,342 as compared with $14,955 at December 31, 2006.

At Sept 30, 2007 the Company had working capital deficit of $5,563,764 compared to a working capital deficit of $5,009,375 at December 31, 2006. Working capital deficit is mainly a result of operating losses.

Total assets at September 30, 2007 were $3,269,432 compared to $1,203,014 at December 31, 2006.

The Company’s total stockholders deficit increased $355,318 from December 31, 2006 to $5,038,752 at Sept 30, 2007. In addition, the Company issued 24,239,568 shares of common stock valued at $143,476 as payment against a line of credit, and 10,142,858 shares of common stock valued at $58,784 as payment for services rendered.

ITEM 3. CONTROLS AND PROCEDURES

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. Management have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934, as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. Based on our assessment we have concluded that, as of September 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no significant changes in internal controls or in other factors that could significantly affect financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Please see information contained in Form 8-K filed on July 27, 2007, incorporated herein by reference. With respect to the matters in the filing: on August 9, 2007, the Company filed a general denial with the Tarrant County Court At Law, and the matter is presently held in abeyance pending further clarifications and discussions.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

On June 11, 2007, the Company issued a convertible debenture with a face value of $2,000,000 and received proceeds of $1,900,000. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the twenty days preceding conversion with a maximum exercise price of $.015 per share.  The debenture has an interest rate of 12% and matures in June 2014.

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

The Company is working towards securing financing to drill three to five new gas wells in its Ten Mile Draw field, and or for acquiring additional producing oil and gas wells, equipment, and reserves with revenues. During third quarter of operations the Company elected acquiring proved producing oil properties with revenues rather than to drill new wells in the TMD. Acquiring oil production was determined during this time period to be more beneficial towards developing cash flow for the Company due to softening prices in the Wyoming region for natural gas during both the second and third quarter, and other area related technical work program considerations. The Company continues to evaluate drilling and development potentials for the TMD including timing, regional gas prices, and financial considerations.

In the Ten Mile Draw field, the first workover well was on production on March 14, 2006 and the second workover well was on production in April 2006. The third workover 13-9 well was completed in March of 2007 and initially put on production. In the second quarter the 13-9 was taken off production as notified by our operator Newport Oil Corporation for the purpose of removing water and fracing fluid build up and to increase the overall potential for future production. In late October the Company approved an authorization for expenditure related to the 13-9 well (packer workover) to separate the Almond formation from the Lewis formation. Newport will attempt to reduce the water believed coming from the Almond formation, and if results are successful, to produce the Lewis formation on a commercial level.

Total workover and overrun charges attributable to our 50% working interest in the third workover well number 13-9 located in the Ten Mile Draw, Green River Basin, Wyoming; from approximately June-July 2006 totaled $598,422. Of the $598,422 the remaining balance of approximately $226,922 was paid during the first quarter of 2007 operations. The operator for the Company’s interests experienced various difficulties during the workover program for the 13-9 including pipe failure during initial frac pressure testing procedures, various equipment failures, and other associated area delays and conditions.  In September 2007 our operator, Newport Oil Corporation, acting on behalf of itself and the Company’s non operated interests in the Ten Mile Draw related to the well 13-9 pipe separation issue, commenced with litigation to recapture some or all of the incremental costs and expenses related thereto.

On July 9, 2007, the Company, through its Firecreek unit entered into an Assignment and Bill of Sale with Ward Energy LP (“Ward”) relating to the purchase and sale of certain tracts of land and leases located in Knox County, Texas, more commonly known as the Fant Ranch Unit (the “Fant ranch”). Pursuant to the Assignment, the Company paid to Ward the total of One Million Five Hundred Thousand ($1,500,000) dollars for the leases and equipment plus Thirty Eight Thousand Seven Hundred Four and 52/100 ($38,704.52) dollars, which is the amount agreed to be paid to Ward for oil in the tanks owned by Ward at June 30, 2007 as verified by a P1 report filed with the Railroad Commission of Texas. For additional information please see information and exhibit to a Report on Form 8-K filed on July 16, 2007, incorporated herein by reference.

On August 3, 2007, the Company through its Firecreek unit concluded a transaction for the sale of all rights to development works and projects historically developed in the Ukraine. Through the agreement the purchaser has acquired the rights to acquire licenses, permits and permissions to explore for and extract oil, natural gas or other natural resources on the territories referenced in the agreement. For additional information please see information and exhibits to a Report on Form 8-K filed on August 13, 2007, incorporated herein by reference.

Financing for proposed deployment of planned oil and gas operations in several overseas locations is proceeding slowly as international negotiations and due diligence are extremely time consuming. There can be no assurance the Company will be successful in obtaining financing for these plans, or in completing one or more international projects.

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

EGPI FIRECREEK, INC.

November 14, 2007	By:	/s/ Dennis Alexander
Dennis Alexander
Chairman, Principal Executive Officer, and CFO