Form 10QSB/A
period 2007-09-30
EGPI FIRECREEK, INC.
filed 2007-11-14
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Gross Revenues from sales	$254,414	$108,748	$174,198	$58,066
Cost of sales	(238,009)	(67,645)	(151,991)	(33,147)
Net Revenues from sales	$16,405	$41,103	$22,207	$24,919
General and administrative expenses:
General administration	$1,261,952	$1,791,495	$441,181	$1,791,495
Total general & administrative expenses	1,261,952	1,791,495	444,181	690,775
Net loss from operations	(1,245,547)	$(1,750,392)	$(421,974)	$(665,856)
Other revenues and expenses:
Gain on sale of asset	667,000	0	667,000	0
Interest expense	(777,569)	(1,003,584)	(360,978)	(379,858)
Net loss before provision for income taxes	$(1,356,116)	$(2,753,976)	$(115,952)	$(1,045,714)
Provision for income taxes	0	0	0	0
Net loss	$(1,356,116)	$(2,753,976)	$(115,952)	$(1,045,714)
Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.01)	$(0.00)	$0.00
Weighted average of common shares outstanding:
Basic & fully diluted	410,103,767	273,477,533	211,884,694	294,386,878

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Unaudited	Unaudited
	30-Sep-07	30-Sep-06
Operating Activities:
Net loss	$(1,356,116)	$(2,753,976)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation expense	93,206	63,720
Amortization of beneficial conversion feature	490,826	310,127
Consulting expense	58,784	5,407
Interest expense	257,800	693,457
Amortization of deferred charges	332,652	159,513
Gain on sale of asset	(567,000)	--
Changes in other operating assets and liabilities :
Accounts receivable	(39,337)	(147,347)
Accounts payable and accrued expenses	(74,303)	125,483
Net cash used by operations	$(803,488)	$(1,543,616)
Investing activities:
Purchase of Fant Ranch lease & equipment	$(1,500,000)	$0
Net cash used for investing activities	(1,500,000)	0
Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debenture	1,900,000	0
Issuance common stock	0	79,840
Warrants converted to stock	0	100,000
Shareholder advances received (paid)	50,874	17,649
Net cash provided by financing activities	2,385,874	1,702,489
Net increase (decrease) in cash during the period	$82,386	$158,873
Cash balance at January 1st	14,955	149,962
Cash balance at September 30th	$97,341	$308,835
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

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