Form 10KSB/A
period 2006-12-31
EGPI FIRECREEK, INC.
filed 2007-12-04
CIK 1106848

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

EGPI FIRECREEK, INC.
(Exact name of registrant as specified in charter)

Nevada	000-32507	88-0345961
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6564 Smoke Tree Lane Scottsdale, AZ 85253
(Address of principal executive offices)

(480) 948-6581
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $0.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicated by a check mark whether the Registrant is a shell company (as defined in Rule 121-2 of the Act). Yes  ☐   No  ☐

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

Transitional Small Business (Check One). Yes  ☐   No  ☐

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

We incurred net losses in fiscal 2006 of $3,840,471 and net losses in fiscal 2005 of $10,792,810. As of December 31, 2006, we had a working capital deficit of $4,850,833. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2007 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $3,840,471 in fiscal 2006 and $10,792,810 in fiscal year 2005.

Our Level Of Indebtedness May Affect Our Business.

Our level of indebtedness could have important consequences for our operations, including:

·

We may need to use a large portion of our cash flow to repay principal and pay interest on our debt, which will reduce the amount of funds available to finance our operations and other business activities;

·	Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

·

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

Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

·	The domestic and foreign supply of oil and natural gas.

·	The level of consumer product demand.

·	Weather conditions.

·	Political conditions in oil producing regions, including the Middle East.

·	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls.

·	The price of foreign imports.

·	Actions of governmental authorities.

·	Domestic and foreign governmental regulations.

·	The price, availability and acceptance of alternative fuels.

·	Overall economic conditions.

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

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

·	unexpected drilling conditions, pressure or irregularities in formations

·	equipment failures or accidents

·	adverse weather conditions

·	compliance with governmental requirements; and

·	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

·	the results of exploration efforts and the acquisition, review and analysis of the seismic data

·	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects

·	the approval of the prospects by other participants after additional data has been compiled

·	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews

·	our financial resources and results; and

·	the availability of leases and permits on reasonable terms for the prospects.

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

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

·	the quality and quantity of available data;

·	the interpretation of that data;

·	the accuracy of various mandated economic assumptions; and

·	the judgment of the persons preparing the estimate.

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

ITEM 2.

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

Proved Reserves

The following table sets forth the estimated total proved developed producing, and total proved undeveloped oil and gas for Net Quantity reserves, owned by the Company’s wholly owned subsidiary Firecreek Petroleum, Inc.. This analysis was performed in a professional manner using customary and accepted petroleum engineering and geological practices and techniques. The analysis is valid for the data provided to the authors of the report (listed below), representing a true and accurate assessment of the Proven Developed Reserves, the Proven Undeveloped Reserves, for the interests held by Firecreek Petroleum, Inc. in the south half of Section 9 and all of Section 16, Township 21 North, Range 99 West, as outlined in the report. The following reserve information is based on excerpts of the independent engineering and geological report prepared by Michael T. Borah (Wyoming PE No. 5107) and Lynette D. W. George (Wyoming PG No. 1004), respectively, at the request of the Company. Natural Gas prices for the various economic analyses were based on the actual gas purchase statements from Western Gas for December 2006. $6.09 per Mcf for the State 7-16 well, and $5.24 per Mcf for the Continental Divide 16-1 well. Prices were adjusted for a BTU content of each zone as well as the liquids revenue received. These prices were utilized for all economics performed for this report.

(1)

The Company’s net reserves and Net Present Value are listed below for the subject acreage, based on the appropriate category and effective January 1, 2007. These have been restated to reflect the Company’s Net Revenue Interests rather than its Net Working Interests:

	Proven Developed	Proven Undeveloped

Lewis/ Almond	344,739 Mcf	0
Almond		695,283 Mcf
Almond CBM	0	0

Proven Developed	Net Present Value (10%) = $433,784
Proven Undeveloped	Net Present Value (10%) = $1,233,098

Total Proven Reserves:	1,040,022 Mcf
Total Net Present Value:	$1,316,080

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

ITEM 3.

LEGAL PROCEEDINGS

We are a not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.

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

ITEM 6.

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

Interest expense for fiscal year 2006 was $801,141 as compared to $1,823,294 in fiscal year 2005.

After deducting interest expense, the Company incurred a net loss of $3,840,471 in fiscal year 2006 compared to a loss of $10,792,810, in fiscal year 2005.

After accounting for extinguishment of debt, and discontinued operations (net of tax) the net loss was $3,840,471 in fiscal year 2006, as compared to $10,792,810 for fiscal year 2005. On a per share basis, fully diluted loss per share for fiscal year 2006 was $0.01 compared to $0.08, in fiscal 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2006 was $14,955 compared to $149,962 at the beginning of the year. At December 31, 2006, the Company had working capital deficit of $4,850,833 compared to $3,439,757 at the beginning of the year.

Cash used by operating activities was $1,569,827 for the year ended December 31, 2006, compared with $5,940,790 for the year ended December 31, 2005.

The Company paid $271,746 in fiscal year 2006 for the Ten Mile Draw well equipment. The Company received $1,505,000 in fiscal year 2006 by issuing convertible debentures and promissory notes on its equity credit line. Shareholder advances increased by $23,776.

Total assets increased to $1,203,014 at December 31, 2006 compared to $850,580 at the beginning of the year mainly as a result of the acquisition of assets, for the workover and development of gas leases in Sweetwater County, Wyoming.

Shareholders equity increased to a deficit of $4,150,016 at December 31, 2006 from a deficit of $4,422,415 at December 31, 2005. During fiscal year 2006, the Company issued 87,500,000 shares to consultants valued at $753,700 for services rendered. In addition, the Company issued 58,555,432 shares to pay the equity line of $1,165,098. The Company issued 5,500,000 warrants valued at $5,407. The Company issued 4,148,514 shares of stock for $77,790. A Warrant holder converted 4,000,000 for proceeds of $100,000. In addition, 20,250,000 shares were issued to convert the balance of the preferred stock. Convertible debentures of $471,875 were issued. The exercise price is 75% of the lowest bid market price for a 15 day period prior to conversion.

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

ITEM 7.

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

By:	/s/ Donahue Associates, LLC.
Monmouth Beach, New Jersey
April 13, 2007

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and December 31, 2005

	As Restated	As Restated
ASSETS	31-Dec-06	31-Dec-05
Current assets:
Cash	$14,955	$149,962
Deferred charges	319,190	0
Total current assets	$334,145	$149,962
Other assets:
Fixed assets- net	868,869	697,859
Other receivables	0	2,759
Total assets	$1,203,014	$850,580
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$839,373	$385,292
Equity line notes payable	4,345,605	3,204,427
Total current liabilities	$5,184,978	$3,589,719
Advances payable to shareholders	168,052	144,276
Total liabilities	$5,353,030	$3,733,995
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend	0	1,539,000
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 395,367,446 at December 31, 2006 and
220,913,500 shares at December 31, 2005	$395,367	$220,913
Additional paid in capital	18,874,114	15,829,355
Other comprehensive income	893,657	0
Accumulated deficit	(24,313,154)	(20,472,683)
Total shareholders' deficit	(4,150,016)	(4,422,415)
Total Liabilities & Shareholders' Deficit	$1,203,014	$850,580

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Operations

For the Years Ended and December 31, 2006 and December 31, 2005

		As Restated	As Restated
		31-Dec-06	31-Dec-05
Gross Revenues from sales		$146,831	$0
Cost of sales		(187,911)	0
Gross loss		($41,080)	$0
General and administrative expenses:
General administration		$2,998,250	$9,287,691
Total general & administrative expenses		2,998,250	9,287,691
Net loss from operations		$(3,039,330)	$(9,287,691)
Other revenues and expenses:
Interest expense		(801,141)	(1,823,294)
Net loss before provision for income taxes		$($3,840,471)	$($11,110,985)
Provision for income taxes		0	0
Net loss before extraordinary item	$	($,3,840,471)	$($11,110,985)
Extraordinary item- extinguishment of debt (net of tax)		0	375,789
Net loss from continuing operations		$($3,840,471)	$($10,735,196)
Loss from discontinued operations (net of tax)		0	(57,614)
Net loss		$($3,840,471)	$($10,792,810)
Basic & fully diluted net loss per common share:
Loss from continuing operations		$(0.01)	$(0.08)
Loss from discontinued operations		0.00	0.00
Gain from extraordinary item		0.00	0.00
Loss per share		$(0.01)	$(0.08)
Weighted average of common shares outstanding:
Basic & fully diluted		286,203,311	134,874,275

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended and December 31, 2006 and December 31, 2005

	As Restated	As Restated
	31-Dec-06	31-Dec-05
Operating Activities:
Net loss	$(3,840,471)	$(10,735,196)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	100,736	16,040
Amortization of beneficial conversion feature	0	1,480,882
Consulting expense	759,107	4,162,398
Interest expense	801,141	0
Amortization of deferred charges	282,685	0
Extraordinary item- forgiveness of debt (net of tax)	0	(375,789)
Changes in other operating assets and liabilities:
Other receivable	2,759	(2,759)
Deferred charges	(130,000)	0
Accounts payable and accrued expenses	454,216	(486,366)
Net cash used by operations	$(1,569,827)	$(5,940,790)

Investing activities:
Purchase of equipment	$(271,746)	$(713,899)
Net cash used by investing activities	(271,746)	(713,899)

Financing Activities:
Credit equity line	$1,505,000	$3,555,000
Issued common stock	77,790	0
Payment of credit equity line	0	(334,333)
Issued convertible debenture	0	4,000,000
Payment of capital lease	0	(9,276)
Warrants converted	100,000	6,260
Shareholder advances received (paid)	23,776	(418,538)
Net cash provided by financing activities	1,706,566	6,799,113
Net increase (decrease) in cash during the fiscal year	$(135,007)	$144,424
Cash balance at January 1st	149,962	5,538
Cash balance at December 31st	$14,955	$149,962
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$1,600
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended and December 31, 2006 and December 31, 2005

As Restated

	Common	Par	Paid in	Accumulated		Other Comprehensive
	Shares	Value	Capital	Deficit		Income	Total

Balance at December 31, 2004- as restated	75,247,968	$75,248	$6,388,767	$(9,679,873)	$		$(3,215,858)
Issued shares for services	22,815,831	22,816	1,385,156				1,407,972
Issued shares to pay debt	4,710,253	4,710	278,359				283,069
Issued shares to pay equity line	3,268,464	3,268	128,128				131,396
Debentures converted to shares	93,491,153	93,491	4,256,019				4,349,510
Preferred shares converted to common	21,066,831	21,067	1,385,280				1,406,347
Beneficial conversion feature			1,227,273			~~-~~ 	1,227,273
Issuance of convertible debentures			457,500				457,500
Detachable warrants issued			316,926				316,926
Warrants exercised	313,000	313	5,947				6,260
Net loss for the fiscal year				(10,792,810)		~~-~~ 	(10,792,810)
Balance at December 31, 2005	220,913,500	220,913	15,878,127	(20,472,683)		~~-~~ 	(4,422,415)
Issuance of warrants			5,407				5,407
Issued shares for services	87,500,000	87,500	666,200				753,700
Issuance of common stock	4,148,514	4,149	73,641				77,790
Conversion of warrants	4,000,000	4,000	96,000				100,000
Conversion of preferred stock	20,250,000	20,250	1,518,750				1,539,000
Issued shares to pay equity line	58,555,432	58,555	1,106,543				1,165,098
Issuance of convertible debentures			471,875				471,875
Gain on derivative-convertible debentures			(893,657)			893,657	0
Net loss for the fiscal year				(3,840,471)		~~-~~ 	(3,840,471)
Balance at December 31, 2006	395,367,446	$395,367	$18,874,114	$(24,313,154)		$893,657	$(4,150,016)

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

Properties and Equipment-The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process which relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2006 and 2005, the Company did not record any impairments.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

Costs of retired, sold or abandoned properties that make up a part of an amortization base (partial field) are charged to accumulated depreciation, depletion and amortization if the units-of-production rate is not significantly affected. Accordingly, a gain or loss, if any, is recognized only when a group of proved properties (entire field) that make up the amortization base has been retired, abandoned or sold.

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

Fixed Assets- Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Computer hardware & software	3 years
Improvements & furniture	5 years
Well equipment	7 years

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

Net loss per common share has been computed as follows:

	31-Dec-06	31-Dec-05

Net loss from continuing operations	($3,840,471)	($10,735,196)
Net loss from discontinued operations	$0	($57,614)
Net gain from extraordinary items	0	375,789
Total shares outstanding	395,367,446	220,913,500
Weighted average	286,203,311	134,874,275
Loss from continuing operations	($0.01)	($0.08)
Loss from discontinued operations	(0.00)	(0.00)
Gain from extraordinary items	0.00	0.00
Loss per share	($0.01)	($0.08)

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

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Dec-06	31-Dec-05

Well lease	$475,000	$475,000
Well and related equipment facilities	284,329	126,000
Uncompleted wells, equipment and facilities	119,403	0
Computer equipment & software	63,676	63,676
Other office equipment	19,056	19,056
Improvements & furniture	30,166	30,166
Accumulated depreciation	(122,761)	(16,039)
Net fixed assets	$868,,869	$697,859

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

The following is the schedule of the equity line notes payable and their current status.

Note 1	In default	$1,470,031
Note 2	In default	1,566,824
Note 4	Due April 2006	339,554
Note 5	Due June 2006	969,195
	Equity line notes payable	$4,345,605

11. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-06	31-Dec-05

Net loss before provision for income taxes	($3,840,471)	($11,110,985)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(4,080,184)	(4,935,873)
Allowance for recoverability	4,080,184	4,935,873
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$4,080,184	$4,935,873
Allowance for recoverability	(4,080,184)	(4,935,873)
Deferred tax benefit	$0	$0
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

During the fiscal year ended December 31, 2005, the Company issued convertible debentures and received proceeds of $4,000,000. The debentures became convertible in August 2005 and mature in May 2006.  The Company allocated $1,227,273 of the proceeds to a beneficial conversion feature.  All of these debentures were converted into (93,491,153) shares of common stock in September 2005.

During the fiscal year ended December 31, 2005, the Company issued convertible debentures with a face value of $457,500 to pay an incentive fee to the holder of the equity credit line. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures carry no interest and mature in fiscal year 2010.

13. Debt

The following is a detail of debt outstanding at December 31, 2006 and at December 31, 2005.

	31-Dec-06	31-Dec-05

The following is a listing of the Company's outstanding debt
Equity credit line notes payable at effective interest of 20% (See Note 10)	4,345,605	3,204,427
Unsecured advances to shareholders and officers of the
Company- interest imputed at 20% (See Note 15)	168,052	144,276

Total Company debt	$4,513,657	$3,348,703

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

16. Subsequent Event

In March 2007, the Company issued a promissory note for $565,500 to the financing company holding the equity credit line discussed in Note 10.  The Company received proceeds of $435,000.  The Note bears interest of 12% per annum and matures in March 2008.  The Company must pay 20% of its Gross Cash Revenues received by any income source. Additional collateral is provided in the form of 40 put notices. Pursuant to the note, the Company and its subsidiaries executed a secured continuing unconditional guarantee and negative pledge.

17. Supplemental Information on Natural Gas Operations

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130.  Of these total acquisition costs $475,000 was used to acquire the leases, $126,000 was used for well equipment costs, and $488,130 for development costs.  The following is a summary of the Company’s natural gas production activities at December 31, 2006 and at December 31, 2005 representing the Company’s net revenue interests.

Reserve Quantity Information	2006	2005
	Gas	Gas
Proved Developed and Undeveloped Reserves (Mcf):
Beginning of Year	947,191	0
Revisions	120,884	0
Improvements	0	0
Purchases	0	947,191
Extensions	0	0
Production	(28,053)	0
End of Year	1,040,022	947,191

Proved Developed Reserves (Mcf):	2006	2005
Beginning of Year	239,861	0
End of Year	344,739	239,861

Results of operations:	2006	2005
Revenues	$146,831	$0
Production costs	-112,657	0
Exploration costs	0	0
Development costs	-524,969	-488,130
Depreciation & amortization	-55,732	0
Provision for income tax	0	0
Net loss from natural gas producing activities:	($546,526)	($488,130)

Capitalized cost of natural gas producing activities:	2006	2005
Proved natural gas lease property	$475,000	$475,000
Well Equipment	403,732	126,000
Accumulated depreciation	(75,254)	0
Net capitalized costs of natural gas producing activities	$803,477	$601,000

Costs incurred for property acquisitions, exploration, and development (All United States based)
	2006	2005
Property acquisition
Proved	$0	$351,500
Unproved	0	123,500
Exploration	0	0
Development	524,969	488,130
Total	$524,969	$963,130

Changes in discounted future cash flows of proved reserves (All United States based)
	2006	2005
Future cash flows	$6,242,579	$7,199,596
Future production costs	-3,732,949	-3,661,826
Future income tax expense	-528,178	-742,932
Future net cash flows	1,981,452	2,794,838
10% annual discount	-665,372	-1,436,171
Standardized measure of discounted future net cash flows	$1,316,080	$1,358,667

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

19. Restated Financial Statements

Subsequent to the issuance of the annual report for fiscal years December 31, 2006 and December 31, 2005, management determined that SFAS 133, Accounting for Derivative Instruments and Hedging Activities, should have been employed to account for its convertible debentures and not EITF 98-5, Accounting for Convertible Debt with a Beneficial Conversion Feature.  The accounting change had no affect on loss per share for fiscal years 2006 and 2005, however, total debt was reduced in both years and net income was increased in both years.  The following table is a summary of the accounts affected by the accounting change for the debentures.

	31-Dec-06	31-Dec-06	31-Dec-05	31-Dec-05
	As	As	As	As
	Restated	Reported	Restated	Reported

Total Liabilities	$5,353,030	$5,886,448	$3,733,995	$3,760,190
Total Shareholders' Equity	($4,150,016)	($4,683,434)	($4,422,415)	($4,448,610)
Net Income	($3,840,471)	($4,245,820)	($10,792,810)	($10,867,777)
Loss per Share	($0.01)	($0.01)	($0.08)	($0.08)

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

The Company’s President and Chief Financial Officer, the (“Certifying Officer”) has evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation as of the date of this Report. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

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

ITEM 10.

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

ITEM 11.

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

ITEM 12.

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

(*)See Notes Below Table.

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

ITEM 13.

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

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
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