Form 10KSB/A
period 2006-12-31
EGPI FIRECREEK, INC.
filed 2008-04-11
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

(Amendment No. 3)

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

EGPI FIRECREEK, INC.

(Name of small business issuer in its charter)

Nevada	000-32507	88-0345961
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

6564 Smoke Tree Lane Scottsdale, AZ 85253

(Address of Principal Executive Office) (Zip Code)

(480) 948-6581

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

—————

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicated by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

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

Explanatory note: This Form 10-KSB/A, Amendment No. 3, amends our Form 10-KSB, as amended, for the fiscal year ended December 31, 2006, initially filed April 17, 2007 to: address errors made in the December 31, 2006 and 2005 consolidated financial statements. Reference Footnote 16 to the consolidated financial statements.

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

We incurred net losses in fiscal 2006 of $4,350,702 and net losses in fiscal 2005 of $10,449,681. As of December 31, 2006, we had a working capital deficit of $4,555,005. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2007 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during the next year. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $4,350,702 in fiscal 2006 and $10,449,681 in fiscal year 2005.

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

Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy. Some of our debt is now overdue, however the holder of the debt has elected not to enforce the default provisions and continues to work with us, and has in fact issued new debt to us in March 2007 for our operations

We expect to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow from operations. Our ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate. We cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, and borrow more money or issue additional equity.

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

General and administrative costs decreased approximately 71% percent to $2,575,147 in 2006 from $8,830,191 in 2005.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:	31-Dec-06	31-Dec-05

Advertising & promotion	$62,993	$70,765
Administration	56,558	342,982
Bank fees	10,814	0
Relocation	0	3,343
Consulting	661,271	3,536,715
Depreciation	31,467	16,040
Investor incentives/commissions	315,262	921,083
Professional fees	440,226	2,300,792
Press releases	3,155	0
Printing	2,071	0
Postage	1,748	0
Rent & storage	88,797	128,925
Research	22,917	711
Salaries & benefits	218,688	377,385
Taxes	2,474	26,726
Telephone	30,315	128,821
Travel costs	101,422	487,773
Well development	524,969	488,130
Total	$2,575,147	$8,830,191

Advertising and Promotion costs of  $62,993 was used for investor relations and market awareness.

Administration Costs of $56,558 was used for office and general operating expenses.

Consulting Fees of $661,271 were incurred during investigations into acquiring profitable business enterprises.

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

After deducting general and administrative expense, the Company experienced a loss from operations of $2,616,227 in 2006 as compared to a loss of $8,830,191 in fiscal 2005.

Interest expense for fiscal year 2006 was $1,749,340as compared to $1,940,361 in fiscal year 2005. Gain on derivative liability for fiscal year 2006 was $14,865 as compared to $2,696 in fiscal year 2005.

After deducting interest expense and adding the gain on derivative liability, the Company incurred a net loss of $4,350,702 in fiscal year 2006 compared to a loss of $10,767,856, in fiscal year 2005.

After accounting for extinguishment of debt, and discontinued operations (net of tax) the net loss was $4,350,702 in fiscal year 2006, as compared to $10,449,681 for fiscal year 2005. On a per share basis, fully diluted loss per share for fiscal year 2006 was $0.02 compared to $0.08, in fiscal 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2006 was $14,955 compared to $149,962 at the beginning of the year. At December 31, 2006, the Company had working capital deficit of $4,555,005 compared to $2,864,558 at the beginning of the year.

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

Shareholders equity increased to a deficit of $5,197,721 at December 31, 2006 from a deficit of $2,949,014 at December 31, 2005. During fiscal year 2006, the Company issued 87,500,000 shares to consultants valued at $753,700 for services rendered. In addition, the Company issued 58,555,432 shares to pay the equity line of $1,165,098. The Company issued 5,500,000 warrants valued at $5,407. The Company issued 4,148,514 shares of stock for $77,790. A Warrant holder converted 4,000,000 for proceeds of $100,000. In addition, 20,250,000 shares were issued to convert the balance of the preferred stock. Convertible debentures of $471,875 were issued. The exercise price is 75% of the lowest bid market price for a 15 day period prior to conversion.

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

Monmouth Beach, NJ 07750

Tel. 732-229-7723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have completed the audits of the consolidated financial statements of EGPI Firecreek, Inc. (the “Company”) and its internal control over financial reporting as of December 31, 2006 and December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) at December 31, 2006 and December 31, 2005, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

As discussed in Note 16 to the consolidated financial statements, certain errors resulting in an understatement of previously reported net loss for the year ended December 31, 2006, and an overstatement of previously reported net loss for the year ended December 31, 2005 were discovered by the Company’s management. Accordingly, the 2006 and 2005 financial statements have been restated and adjustments have been made to net loss for the years ended December 31, 2006 and 2005, and equity line notes payable, convertible debentures, and derivative liabilities as of December 31, 2006 and 2005 to correct the errors.

By:	/s/ Donahue Associates, LLC.
Donahue Associates, LLC.

Monmouth Beach, New Jersey
April, 13, 2007, except for matters discussed in Note 16 to the financial statements for which the date is April 3, 2008

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and December 31, 2005

	As Restated December 31, 2006	As Restated December 31, 2005
ASSETS

Current assets:
Cash	$14,955	$149,962
Deferred charges	319,190	-
Total current assets	334,145	149,962
Other assets:
Fixed assets-net	868,869	697,859
Other receivables	-	2,759
Total assets	$1,203,014	$850,580

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$839,373	$385,292
Equity line notes payable, net of debt discount $295,828 and $575,199	4,049,777	2,629,228
Total current liabilities	4,889,150	3,014,520
Advances payable to shareholders	168,052	144,276
Convertible debenture	737,372	349,828
Derivative liability	606,161	290,970
Total liabilities	6,400,735	3,799,594
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share
convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001, one share
convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $0.001, one share
convertible to ten common share, no stated dividend	-	1,539,000
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 395,367,446 at December 31, 2006 and 220,913,500
shares at December 31, 2005	395,367	220,913
Additional paid in capital	18,887,168	15,420,627
Accumulated deficit	(24,480,256)	(20,129,554)
Total shareholders' deficit	(5,197,721)	(2,949,014)
Total Liabilities & Shareholders' Deficit	$1,203,014	$850,580

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Operations

For the Years Ended and December 31, 2006 and December 31, 2005

	As Restated December 31, 2006	As Restated December 31, 2005

Gross revenues from sales	$146,831	$-
Cost of sales	(187,911)	-
Gross loss	(41,080)	-
General and administrative expenses:
General administration	2,575,147	8,830,191
Total general & administrative expenses	2,575,147	8,830,191
Net loss from operations	(2,616,227)	(8,830,191)
Other revenue and expenses
Interest Expense	(1,749,340)	(1,940,361)
Gain on derivative liability	14,865	2,696
Net loss before provision for income taxes	(4,350,702)	(10,767,856)
Provision for income taxes	-	-
Net loss before extraordinary item	(4,350,702)	(10,767,856)
Extraordinary item - extinguishment of debt (net of tax)	-	375,789
Net loss from continuing operations	(4,350,702)	(10,392,067)
Loss from discontinued operations (net of tax)	-	(57,614)
Net loss	$(4,350,702)	$(10,449,681)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.02)	$(0.08)
Loss from discontinued operations	-	-
Gain from extraordinary item	-	-
Loss per share	$(0.02)	$(0.08)
Weighted average common shares outstanding:
Basic & Fully diluted	286,203,311	134,874,275

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended and December 31, 2006 and December 31, 2005

	As Restated December 31, 2006	As Restated December 31, 2005

Operating Activities:
Net Loss	(4,350,702)	(10,449,681)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation expense	100,736	16,040
Consulting expense	336,003	3,420,100
Gain on derivative liability	(14,865)	(2,696)
Interest expense	1,749,340	1,940,361
Amortization of deferred charges	282,685	-
Extraordinary item - forgiveness of debt (net of tax)	-	(375,789)
Changes in other operating assets and liabilities:
Other receivable	2,759	(2,759)
Deferred charges	(130,000)	-
Accounts payable and accrued expenses	454,216	(486,366)
Net cash used by operations	$(1,569,827)	$(5,940,790)

Investing Activities:
Purchase of equipment	$(271,746)	$(713,899)
Net cash used by investing activities	(271,746)	(713,899)

Financing Activities:
Credit equity line	$1,505,000	$3,555,000
Issued common stock	77,790	-
Payment of credit equity line	-	(334,333)
Issued convertible debenture	-	4,000,000
Payment of capital lease	-	(9,276)
Warrants converted	100,000	6,260
Shareholder advances received (paid)	23,776	(418,538)
Net cash provided by financing activities	1,706,566	6,799,113
Net increase (decrease) in cash during the fiscal year	(135,007)	144,424
Cash balance January 1st	149,962	5,538
Cash balance at December 31st	$14,955	149,962
Supplemental disclosures of cash flow information:
Interest paid during the period	$-	$1,600
Income taxes paid during the period	$-	$-

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended and December 31, 2006 and December 31, 2005

As Restated

		Preferred
	Preferred	Shares	Common	Par	Paid in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2004 - as restated			75,247,968	$75,248	$6,388,767	$(9,679,873)	$(3,215,858)
Issued shares for services			22,815,831	22,816	1,385,156		1,407,972
Issued shares to pay debt			4,710,253	4,710	278,359		283,069
Issued shares to pay equity line			3,268,464	3,268	128,128		131,396
Debentures converted to shares			93,491,153	93,491	5,532,064		5,625,555
Issuance of preferred stock	2,925,000	2,945,347					2,945,347
Preferred shares converted to common	(900,000)	(1,406,347)	21,066,831	21,067	1,385,280		-
Issuance of warrants					316,926		316,926
Warrants exercised			313,000	313	5,947		6,260
Net loss for the fiscal year						(10,449,681)	(10,449,681)
Balance at December 31, 2005	2,025,000	$1,539,000	220,913,500	220,913	15,420,627	(20,129,554)	(2,949,014)
Issuance of warrants					5,407		5,407
Issued shares for services			87,500,000	87,500	666,200		753,700
Issuance of common stock			4,148,514	4,149	73,641		77,790
Conversion of warrants			4,000,000	4,000	96,000		100,000
Conversion of preferred stock	(2,025,000)	(1,539,000)	20,250,000	20,250	1,518,750		-
Issued shares to pay equity line			58,555,432	58,555	1,106,543		1,165,098
Gain on derivative-convertible debentures							-
Net loss for the fiscal year						(4,350,702)	(4,350,702)
Balance at December 31, 2006	-	-	395,367,446	$395,367	$18,887,168	$(24,480,256)	$(5,197,721)

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

Net loss per common share has been computed as follows:

	31-Dec-06	31-Dec-05

Net loss from continuing operations	$(4,350,702)	$(10,449,681)
Net loss from discontinued operations	$0	$(57,614)
Net gain from extraordinary items	0	375,789
Total shares outstanding	395,367,446	220,913,500
Weighted average	286,203,311	134,874,275
Loss from continuing operations	$(0.02)	$(0.08)
Loss from discontinued operations	(0.00)	(0.00)
Gain from extraordinary items	0.00	0.00
Loss per share	$(0.02)	$(0.08)

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

10. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with a financing company that committed to purchase up to $25,000,000 of the Company’s stock over the course of the following 36 months. The Company has borrowed $4,305,605 against the equity line. Under the terms of the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. Materially all of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.  As an incentive to enter the equity line of credit, the Company issued incentive convertible debentures, reference footnote 11.

The following is the schedule of the equity line notes payable and their current status.

Note 1	In default	$1,470,031
Note 2	In default	1,566,824
Note 4	Due April 2006	339,554
Note 5	Due June 2006	969,195
	Equity line notes payable	$4,345,605

11. Issuance of Convertible Debentures

Since the conversion rights associated with the convertible notes were initially exercisable into an indeterminable number of common shares, the Company has determined that under the guidance of EITF 00-19, the Company could not conclude that it had sufficient authorized and unissued shares to net-share settle the conversion feature.  Therefore, as of December 31, 2006 and 2005, the Company had classified the fair value of all conversion features as a derivative liability.

During the fiscal year ended December 31, 2006, the Company issued convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line. These debentures were recorded as a discount to the equity credit line at fair market value at the date of issuance to debt and will be accredited over the life of the equity credit line issuance. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures have no interest rate and mature in April 2007 and June 2011. At issuance, the conversion feature was valued using a Black Scholes Option pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0.  The conversion option will be assessed each balance sheet date over the maturity of the debentures and will be marked to market.

During the fiscal year ended December 31, 2005, the Company issued convertible debentures with a face value of $457,500 to pay an incentive fee to the holder of the equity credit line. These debentures were recorded as a discount to the equity credit line at fair market value at the date of issuance to debt and will be accredited over the life of the equity credit line issuance.  The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures carry no interest and mature in fiscal year 2010. At issuance, the conversion feature was valued using a Black Scholes Option pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0.  The conversion option will be assessed each balance sheet date over the maturity of the debentures and will be marked to market.

During the fiscal year ended December 31, 2005, the Company issued convertible debentures and received proceeds of $4,000,000. The debentures became convertible in August 2005 and mature in May 2006.  The Company allocated $1,227,273 of the proceeds to a beneficial conversion feature.  All of these debentures were converted into (93,491,153) shares of common stock in September 2005.

12. Debt

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

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

	Years ended
	December 31,
	2006	2005

Dividend yield	0	0
Risk-free interest rate	4.0%	2.0%
Straight bond yield	5.0%	5.0%
Expected volatility	20	20
Market price	$0.03	$0.0085

13. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-06	31-Dec-05

Net loss before provision for income taxes	$(4,773,805)	$(10,449,681)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(5,356,647)	(5,279,002)
Allowance for recoverability	5,356,647	5,279,002
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$5,356,647	$5,279,002
Allowance for recoverability	(5,356,647)	(5,279,002)
Deferred tax benefit	$0	$0
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

Note 15 – Related Party Transactions

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

Note 16 – Restatement

During 2007, the Company discovered errors made in the financial statements issued for the years ending December 31, 2006 and 2005.  The Company adjusted prior period financial statements to reflect the following:

Balance Sheet Restatements:

Equity Line Notes Payable:

The equity line notes payable were issued with incentive debentures attached to the host contract.  In accordance with EITF 00-19 and SFAS 133, the derivative liabilities were bifurcated from the host contract at fair market value.  The corresponding debt discount is amortized over the life of the equity line note payable to interest expense on the statement of operations.  As of December 31, 2006 and 2005, the debt discount associated with the issuance of the incentive debenture and the embedded conversion feature within the incentive debenture were $295,828 and $575,199, respectively.

Convertible Debenture:

The incentive convertible debentures attached to the equity line notes payable were bifurcated at fair market value as of the issuance date.  In accordance with SFAS 133, these debentures are marked to market at each balance sheet date.  As of December 31, 2006 and 2005 the fair value of the incentive debentures were $737,372 and $349,828, respectively.

Derivative Liability:

The Company identified conversion features embedded within the incentive debentures.  In accordance with SFAS 133 and EITF 00-19, these conversion features were bifurcated from the incentive debentures and recorded at fair market value as of the issuance date.  In accordance with SFAS 133, the conversion features are marked to market at each balance sheet date, with the corresponding gain or loss recorded in the statement of operations.  As of December 31, 2006 and 2005 the fair value of the conversion features are $606,162 and $290,970, respectively.  Reference footnote 11 for disclosure of the assumption used to value the conversion options at the issuance date.

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

	Years ended December 31,
	2006	2005

Dividend yield	0	0
Risk-free interest rate	4.0%	2.0%
Straight bond yield	5.0%	5.0%
Expected volatility	20	20
Market price	$0.03	$0.0085

Additional Paid in Capital and Other Comprehensive Income

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133 and bifurcated the incentive debentures from the host contract at intrinsic value to paid in capital and other comprehensive income.  The application was reversed and the Company correctly applied the accounting guidance as set forth in EITF 00-19 and SFAS 133.  This resulted in a $436,157 adjustment to paid in capital for the year ended December 31, 2006 offset by ($893,657) change to other comprehensive income.  The change resulted in a ($408,728) decrease to paid in capital for the year ended December 31, 2005.

Statement of Operations Restatements:

General and Administrative:

The Company previously recorded the face amount of the incentive debentures to general and administrative expenses during the year ended December 31, 2006 and 2005.  These incentives debentures were reclassified to at fair market value as a debt discount to the equity credit line. The change resulted in a decrease of $423,103 and $457,000 to general and administrative expenses during the year ended December 31, 2006 and 2005, respectively.

Interest Expense:

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133.  The Company re-evaluated the application and recorded the incentive debentures and the conversion features at fair market value to debt discount.  The debt discount will be amortized over the life of the equity credit line to interest expense.  This change resulted in a $948,199 increase to interest expense during the year ended December 31, 2006 and a $117,067 increase to interest expense during the year ended December 31, 2005.

Gain on Derivative Liability:

The Company accounted for the incentive debentures and conversion features utilizing the accounting guidance in EITF 00-19 and SFAS 133.  Both the incentive debentures and the conversion features were recorded at the fair market value on the date of issuance, and are marked to market on each balance sheet date.  The Company realized a gain on derivative liability in the amount of $14,865 and $2,696 for the years ended December 31, 2006 and 2005, respectively.

EGPI Firecreek, Inc.

Consolidated Balance Sheets

	As Restated December 31, 2006	Adjustment December 31, 2006	Restatement December 31, 2006
ASSETS

Current assets:
Cash	$14,955	$-	$14,955
Deferred charges	319,190	-	319,190
Total current assets	334,145	-	334,145
Other assets:		-
Fixed assets-net	868,869	-	868,869
Other receivables	-	-	-
Total assets	$1,203,014	$-	$1,203,014
		-
LIABILITIES AND SHAREHOLDERS' DEFICIT		-
		-
Current liabilities:		-
Accounts payable & accrued expenses	$839,373	$-	$839,373
Convertible debentures payable, net	-	-	-
Equity line notes payable, net of debt discount $295,828	4,049,777	(295,828)	4,345,605
Total current liabilities	4,889,150	(295,828)	5,184,978
Advances payable to shareholders	168,052	-	168,052
Convertible debenture	737,372	737,372	-
Derivative liability	606,161	606,162	-
Total liabilities	6,400,735	1,047,705	5,353,030
Shareholders' deficit:		-
Series A preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to one common share, no stated dividend, none outstanding	-	-	-
Series B preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to one common share, no stated dividend, none outstanding	-	-	-
Series C preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to ten common share, no stated dividend	-	-	-
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued		-
and outstanding, 395,367,446 at December 31, 2006 and 220,913,500		-
shares at December 31, 2005	395,367	-	395,367
Additional paid in capital	18,887,168	13,054	18,874,114
Other comprehensive income	-	(893,657)	893,657
Accumulated deficit	(24,480,256)	167,102	(24,313,154)
Total shareholders' deficit	(5,197,721	(1,047,705)	(4,150,016)
Total Liabilities & Shareholders' Deficit	$1,203,014	$-	$1,203,014

EGPI Firecreek, Inc.

Consolidated Balance Sheets

			Prior Restatement December 31, 2005
	As Restated December 31, 2005	Adjustment December 31, 2005
ASSETS

Current assets:
Cash	$149,962	$-	$149,962
Deferred charges	-	-	-
Total current assets	149,962	-	149,962
Other assets:		-
Fixed assets-net	697,859	-	697,859
Other receivables	2,759	-	2,759
Total assets	$850,580	$-	$850,580
		-
LIABILITIES AND SHAREHOLDERS' DEFICIT		-
		-
Current liabilities:		-
Accounts payable & accrued expenses	$385,292	$-	$385,292
Equity line notes payable, net of debt discount $575,199	2,629,228	(575,199)	3,204,427
Total current liabilties	3,014,520	(575,199)	3,589,719
Advances payable to shareholders	144,276	-	144,276
Convertible debenture	349,828	349,828	-
Derivative liability	290,970	290,970	-
Total liabilities	3,799,594	65,599	3,733,995
Shareholders' deficit:		-
Series A preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to one common share, no stated dividend, none outstanding	-	-	-
Series B preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to one common share, no stated dividend, none outstanding	-	-	-
Series C preferred stock, 20 million authorized, par value $0.001, one share		-
convertible to ten common share, no stated dividend	1,539,000	-	1,539,000
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued		-
and outstanding, 395,367,446 at December 31, 2006 and 220,913,500		-
shares at December 31, 2005	220,913	-	220,913
Additional paid in capital	15,420,627	(408,728)	15,829,355
Accumulated deficit	(20,129,554)	343,129	(20,472,683)
Total shareholders' deficit	(2,949,014)	1,473,401	(4,422,415)
Total Liabilities & Shareholders' Deficit	$850,580	$-	$850,580

EGPI Firecreek, Inc.

Consolidated Statements of Operations

			Prior Restatement December 31, 2006
	As Restated December 31, 2006	Adjustment December 31, 2006

Gross revenues from sales	$146,831	$-	$146,831
Cost of sales	(187,911)	-	(187,911)
Gross loss	(41,080)	-	(41,080)
General and administrative expenses:		-
General administration	2,575,147	(423,103)	2,998,250
Total general & administrative expenses	2,575,147	(423,103)	2,998,250
Net loss from operations	(2,616,227)	423,103	(3,039,330)
Other revenue and expenses		-
Interest Expense	(1,749,340)	(948,199)	(801,141)
Gain on derivative liability	14,865	14,865	-
Net loss before provision for income taxes	(4,350,702)	(510,231)	(3,840,471)
Provision for income taxes	-	-	-
Net loss before extraordinary item	(4,350,702)	(510,231)	(3,840,471)
Extraordinary item - extinguishment of debt (net of tax)	-	-	-
Net loss from continuing operations	(4,350,702)	(510,231)	(3,840,471)
Loss from discontinued operations (net of tax)	-	-	-
Net loss	$(4,350,702)	$(510,231)	$(3,840,471)
Basic & fully diluted net loss per common share:		-
Loss from continuing operations	$(0.02)	$(0.01)	$(0.01)
Loss from discontinued operations	-	-	-
Gain from extraordinary item	-	-	-
Loss per share	$(0.02)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic & Fully diluted	286,203,311	-	286,203,311

EGPI Firecreek, Inc.

Consolidated Statements of Operations

			Prior Restatement December 31, 2005
	As Restated December 31, 2005	Adjustment December 31, 2005

Gross revenues from sales	$-	$-	$-
Cost of sales	-	-	-
Gross loss	-	-	-
General and administrative expenses:		-
General administration	8,830,191	(457,500)	9,287,691
Total general & administrative expenses	8,830,191	(457,500)	9,287,691
Net loss from operations	(8,830,191)	457,500	(9,287,691)
Other revenue and expenses		-
Interest Expense	(1,940,361)	(117,067)	(1,823,294)
Gain on derivative liability	2,696	2,696	-
Net loss before provision for income taxes	(10,767,856)	343,129	(11,110,985)
Provision for income taxes	-	-	-
Net loss before extraordinary item	(10,767,856)	343,129	(11,110,985)
Extraordinary item - extinguishment of debt (net of tax)	375,789	-	375,789
Net loss from continuing operations	(10,392,067)	343,129	(10,735,196)
Loss from discontinued operations (net of tax)	(57,614)	-	(57,614)
Net loss	$(10,449,681)	$343,129	$(10,792,810)
Basic & fully diluted net loss per common share:		-
Loss from continuing operations	$(0.08)	$0.00	$(0.08)
Loss from discontinued operations	-	-	-
Gain from extraordinary item	-	-	-
Loss per share	$(0.08)	$-	$(0.08)
Weighted average common shares outstanding:		0
Basic & Fully diluted	134,874,275	-	134,874,275

 17. Subsequent Event

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

18. Supplemental Information on Natural Gas Operations

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

Reserve Quantity Information	2006	2005
	Gas	Gas
Proved Developed and Undeveloped Reserves (Mcf):
Beginning of Year	947,191	0
Revisions	120,884	0
Improvements	0	0
Purchases	0	947,191
Extensions	0	0
Production	(28,053)	0
End of Year	1,040,022	947,191

Proved Developed Reserves (Mcf):	2006	2005
Beginning of Year	239,861	0
End of Year	344,739	239,861

Results of operations:	2006	2005
Revenues	$146,831	$0
Production costs	-112,657	0
Exploration costs	0	0
Development costs	-524,969	-488,130
Depreciation & amortization	-55,732	0
Provision for income tax	0	0
Net loss from natural gas producing activities:	$(546,526)	$(488,130)

Capitalized cost of natural gas producing activities:	2006	2005
Proved natural gas lease property	$475,000	$475,000
Well Equipment	403,732	126,000
Accumulated depreciation	(75,254)	0
Net capitalized costs of natural gas producing activities	$803,477	$601,000
Costs incurred for property acquisitions, exploration, and development (All United States based)
	2006	2005
Property acquisition
Proved	$0	$351,500
Unproved	0	123,500
Exploration	0	0
Development	524,969	488,130
Total	$524,969	$963,130
Changes in discounted future cash flows of proved reserves (All United States based)
	2006	2005
Future cash flows	$6,242,579	$7,199,596
Future production costs	-3,732,949	-3,661,826
Future income tax expense	-528,178	-742,932
Future net cash flows	1,981,452	2,794,838
10% annual discount	-665,372	-1,436,171
Standardized measure of discounted future net cash flows	$1,316,080	$1,358,667

19. Non Cash Transactions

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

EGPI Firecreek, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management has attempted designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. During fiscal year 2007, management discovered certain errors made to the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005. Such errors, as more fully described in this annual report, in the Company’s consolidated financial statements are deemed by management to have occurred due to material weaknesses in the Company’s controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act. The Company has taken steps to remediate these material weaknesses, including engaging an outside consulting firm to assist with certain complex accounting of the Company’s convertible securities.

 The Company’s President and Chief Financial Officer, the (“Certifying Officer”) has evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures were not effective based on the required evaluation as of the date of this Report. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses with the exception of the need for obtaining and implementing controls around complex accounting transactions, such as accounting for derivative liabilities, management has subsequently engaged an outside accounting firm to oversee the function.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 11, 2008 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, President, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R. Alexander	Chairman, President, and CFO	April 11, 2008
Dennis R. Alexander	(Chief Financial Officer)

/s/ Rupert C. Johnson	Director	April 11, 2008
Rupert C. Johnson

/s/ Dermot McAtamney	Executive Vice President, Co-Treasurer,	April 11, 2008
Dermot McAtamney	and Director

/s/ Dr. Mousa Hawamdah	Director	April 11, 2008
Dr. Mousa Hawamdah

/s/ Doug Leighton	Director	April 11, 2008
Doug Leighton

/s/ Michael Novielli	Director	April 11, 2008
Michael Novielli

/s/ Theodore Smith	Director	April 11, 2008
Theodore Smith

/s/ Douglas D’Agata	Director	April 11, 2008
Douglas D’Agata