Form 10KSB
period 2007-12-31
EGPI FIRECREEK, INC.
filed 2008-04-15
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

The issuer’s revenues for its most recent fiscal year were $451,514

The aggregate market value on March 31, 2008 of common stock held by non-affiliates was approximately $340,050 based on the average of the closing bid and asked prices of the registrant’s common stock on such date, as quoted by the National Quotation Bureau.

As of March 31, 2008, the registrant had 1,184,257,619 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 20,000,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

 Transitional Small Business (Check One). Yes ☐  No ☒

EGPI FIRECREEK, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

EGPI Firecreek, Inc. (the “Company”, “EGPI”, “we”, “us” or “our” ) was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $0.001. The Company’s principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

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

In March 2006 the Company through its wholly owned subsidiary Firecreek Petroleum, Inc, (“Firecreek”), began production and sale of natural gas from completed wells located in Sweetwater County, Wyoming.

On December 13, 2006, the Company increased its total authorized capital stock from 980,000,000 shares to 1,320,000,000.

On July 1, 2007 the Company through its wholly owned subsidiary Firecreek began production and sale of oil from the Fant Ranch Unit located in Knox County, Texas.

Overview

The Company, through its wholly-owned subsidiary Firecreek, has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of oil and gas operations.

During 2006 the Firecreek operations were restructured resulting in its corporate offices being moved to Scottsdale, Arizona.

In 2007 the Company began focusing its efforts on development of domestically based oil and gas acquisition and production located in Texas and Wyoming.

RECENT DEVELOPMENTS

On January 3, 2008, the Company appointed Messrs. Michael Novielli, Douglas Leighton, Theodore Smith and Douglas D’Agata to the Company’s Board of Directors. For further information please see our Current Report on form 8-K filed on January 7, 2008, incorporated herein by reference and Item 9 contained in this Annual Report.

On December 26, 2007, in connection with the issuance of two Debentures to Dutchess Private Equities Fund, Ltd., the Company executed and delivered to Dutchess a Subscription Agreement pursuant to which the Company issued to Dutchess 700 million shares of its common stock as additional consideration for certain financing and 20 million shares of its Series C Preferred Stock. As a result of these issuances, Dutchess shall own approximately eighty-five percent (85%) of the issued and outstanding shares of the Company’s common stock; such percentage ownership shall not change upon completion of the reverse stock split described above. Moreover, the Company agreed that all obligations pursuant to the Debenture are to be secured pursuant to that certain Security Agreement between the Company and Dutchess on March 27, 2007.

In January, 2008, Firecreek commenced with an enhancement/rehabilitation phase 2 program for the Fant Ranch Unit located in Knox County, Texas. The program includes cleaning out casing perforations, maintenance, paraffin removal, repair and acid stimulation for a majority of the oil wells in the unit. The purpose of the program has been to maintain the existing wells regularly, and to increase the overall well efficiency and production for the field. The Company has received early indications from its operator that the program has been successful.

On January 8, 2008, Firecreek entered into an Assignment and Bill of Sale (the “Assignment”) with Success Oil Co., Inc. (“SOC”) relating to the purchase and sale of certain 40 acre tract of land and leases (the “North 40”), with first right for an additional 40 acre lease (the “South 40”), located in Ward County, Texas, more commonly known as the J.B. Tubb leasehold estate (the “Tubb Lease”). The Company participated in a workover, drilling and development program, and has recently brought three wells online as a result. For further information please see our Current Report on form 8-K filed on January 9, 2008, incorporated herein by reference and information contained elsewhere in this Annual Report.

THE BUSINESS

Through the acquisition of Firecreek, the Company has been building and integrating a line segment of operations facilitating plans for the Company’s commencement of more focused domestically based oil and gas operations.

In our Fiscal Year 2006, the Company completed two workover programs, entered a third workover program, and commenced with natural gas production. This resulted from the acquisition of non operated oil and gas interests located in Sweetwater County, Wyoming in November 2005 (please see further information in this Section, under “Firecreek Current Oil and Gas Operations”, and additional information listed in Item 2, “Description of Property”).

In 2007, the Company commenced with oil production related to the acquisition of the Fant Ranch Unit in Knox County, Texas. The Company’s production of oil was initiated from 17 producing oil wells and 1 injection well in the Fant system. In September of 2007 two more wells were brought online, one well for oil production, and one for water stimulation. Our Fiscal Year 2008 plans include continuing research and evaluation of acquisitions and development for oil and gas programs located primarily in the U.S, and will also include furthering work programs for our existing oil and gas properties.

Firecreek Oil and Gas - Shift of Focus to Domestic Operations

Through Firecreek, our goal is to become an independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas primarily in the United States. Our activities in 2005 were technically and politically focused on opportunities for the potential acquisition to enhance development of selected proved oil and gas projects located in Russia, and similar type viable projects in Romania and Kazakhstan and other countries within the same proximate geographical location.

Through a restructure of the Firecreek operations in 2006, operating overhead was reduced. Throughout 2006, the Company and Firecreek pursued business alliances to assist in potentially acquiring one or more domestic or overseas projects previously established through our strategic business relationships and alliances.

In 2007 due to the rising costs related to the pursuit of overseas activities relative to the cost of financing for our Company, we have elected to curtail foreign expenditures and concentrate on domestic projects. Please see additional information in this section at the heading Firecreek’s Overseas Project Activity Development in Central Asian and European Countries, and Firecreek’s Future Planned Oil and Gas Operations.

Firecreek’s Current Oil and Gas Operations

Ten Mile Draw Project, Sweetwater County, Wyoming

Effective November 15, 2005, Firecreek purchased a 50% undivided non-operating interest in certain leases, wells, equipment, mineral interests including oil and gas reserves, and other rights, (the “Assets”) located in Sweetwater County, Wyoming from Newport Oil Corporation (“Newport”), under the prospect named “Ten Mile Draw” (“TMD”). An Operating Agreement was entered into at the time of the purchase, whereas Newport became operator for Firecreek’s non-operated 50% interests, and Newport’s operated 50% interests. The Operating Agreement also provides for our mutual understandings pertaining to the exploration and development of two tracts of land, and additional rights and options further established therein. In accordance with the terms of the Purchase and Operating Agreements, Newport initiated its Phase 1 work program in November and December 2005 to re-complete the first two gas wells, and to restore their production to bring on line to the area pipeline system for sales of natural gas. As a result of these efforts, natural gas production commenced for the two initial wells as of approximately mid-March 2006. Under various rights established with Newport, we commenced with a third workover well program in third quarter 2006 completing the well in the first quarter of 2007. Due to technical issues, the 13-9 well has not yet achieved commercial production status, however we remain positive for future results. We continue to consider plans for expansion for well drilling development programs in the TMD but will be dependent on the economics in the area (also see “Description of Properties” and further discussion this section).

Purchase and Work Program Costs Associated With Our Acquired Interests In The TMD

The Company invested approximately $1.1 million on November 14, 2005 toward purchase of its interests and initial Phase 1 development in the TMD project. Of the $1.1 million $601,000 was paid for the assets, and $488,130 was paid for workover costs and equipment as our share pursuant to the initial Authorization For Expenditure (“AFE”) estimate for workover for the first two wells at the time of closing pursuant to the terms of the Purchase and Operating Agreements with Newport. Newport also contributed the sum of $614,129.50 at the time of closing (total of $1,228,259) for its share of the initial Authorization For Expenditure estimate.

During Fiscal Year Ended 2006, the Company’s expenditures in the TMD project including capital expenses for equipment, totaled $403,732.  Total workover cost overages related to the first two wells, the 16-1 and 7-16 wells, and costs related to the AFE for a third workover well, the 13-9 well, and overage charges related to the 13-9 well workover program were $524,969. In the Fiscal Year Ended 2007, we incurred $74,564 toward additional costs related to the 13-9 well.

Funding for the Company’s interests purchased in the Fiscal Year Ended 2005, and ongoing costs related to ongoing TMD project requirements for the Fiscal Year Ended 2006 were obtained from its Equity Line providers, Dutchess Private Equities Funds, through Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) in the form of a Promissory Note or Notes, as amended, and further secured by our interests held in TMD, and from each Put tendered pursuant to that certain Investment Agreement, as amended, dated August 23, 2005, between the Company and Dutchess.

Various Terms and Rights Under The Operating Agreement For The TMD

The Operating Agreement provides for the duties and obligations of the operator and the obligations of Firecreek as the non-operator with respect to the funding of certain workover expenses and drilling operations in planning stages. The Operating Agreement provides that unless changed by other provisions therein, costs and liabilities incurred in operations are borne and paid equally by the parties, and equipment and materials acquired in operations are owned, according to their interests identified as 50% for Firecreek and 50% for Newport. There are workover obligations related to three existing wells of which two of the three wells were completed and brought online in 2006. The third workover under the same 50/50 structure as the first two workover wells was completed in the first quarter of 2007. The Operating Agreement further contemplates drilling new wells and development program related to our acquired interests on land and according to various rights and options therein available at our election, subject to terms of the Operating Agreement, to be undertaken on a third for quarter basis. The Operating Agreement calls for Newport to operate the leases, equipment, wells and reserve interests for the Company through Firecreek on a month-to-month accounting basis. Newport is experienced in the area with staff available for oversight and monitoring of the Company’s interests. Newport utilizes a pumper operator located in and familiar with that area. Newport shall administrate monthly activities including the Company’s expected gas production income when available, issuing monthly management reports, lease operating and interest owner expense and income payments, and compiling same for delivery to our accounting offices.

Fant Ranch Unit Project, Knox County, Texas

Effective July 1, 2007, Firecreek purchased a 100% working interest and corresponding 75% net revenue interest  in certain leases, wells, equipment, mineral interests, oil and gas reserves (the “Assets”), known as the Fant Ranch Unit (“Fant”) located in Knox County, Texas from Ward Energy LP (“Ward”). We entered into a standard operating agreement at the time of the purchase with Success Oil Co. Inc., (“Success”) whereas Success became operator on behalf of the interests in Fant held by the Company through Firecreek, and subsequently taking over operations in transition from Wards then Operating unit. In September and October 2007, Firecreek engaged Success to initiate a Phase 1 workover and restoration program for two additional wells, the no.’s 7-1 and 1-4, to restore their production to bring on line for sales of oil. In early January 2008, the Company through its Firecreek unit engaged Success to commence with a Phase 2 work program for Fant (see additional discussion listed in “Recent Developments” located at the beginning of this Report).

Various Terms and Rights Under The Operating Agreement For The Fant Ranch Unit

Under the Operating Agreement, Success is the operator of the Fant Ranch Unit for Firecreek’s working interests. The Operating Agreement provides for the duties and obligations of the operator and the obligations of Firecreek as the non-operator with respect to various lease operating and workover expenses. The Operating Agreement provides that unless changed by other provisions therein, costs and liabilities incurred in operations are borne and paid equally by the parties, and equipment and materials acquired in operations are owned, according to their interests identified as 100% for Firecreek. The Operating Agreement calls for Success to operate the Fant Ranch Unit, equipment, wells and reserve interests for the Company through Firecreek on a month-to-month accounting basis. Success is experienced in the area with staff available for oversight and monitoring of the Company’s interests. Success utilizes a pumper operator located in and familiar with that area. Success administrates monthly activities including the Company’s oil production income, issuing monthly management reports, lease operating and interest owner expense and income payments, and compiling same for delivery to our accounting offices.

Purchase And Work Program Costs Associated With Our Acquired Interests In The Fant Ranch Unit

The Company invested approximately $1.5 million on July 9, 2007 toward purchase of its 100% working interests in Fant Ranch Unit from Ward. In addition to the purchase price, the Company also purchased oil in the tanks in the amount of $38,705. Of the $1.5 million acquisition costs, $906,350 was attributed to the equipment, and $593,650 was attributed to the unit lease.

During the Year Ended 2007, the Company’s expenditures for Fant including repair and reinstatement of two wells, the no.’s 7-1 and 1-4, totaled $46,172.

Funding for the Company’s interests purchased in 2007 including workover and other related costs for the Fant were obtained from Dutchess in the form of a Debenture, and further secured by the assets of the Company. Additional terms for finance required 12% compound interest payable monthly, along with 20% of the production revenue net of operations expense, royalties, and taxes, and of other revenue of the Company.

Competition

The oil and gas industry is highly competitive. As a new independent domestic producer entering the oil and gas business, the Company will not initially own and may never own any refining or retail outlets and may have little control over the price it will receive for planned crude oil production. Although management has established relationships in its proposed acquisition activities, significant competition by individual producers and operators or major oil companies exists. Integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Many of these competitors have greater financial resources than the Company currently has now or may have in the near future.

Sales and Marketability

TMD Project, Wyoming

The Company through its Firecreek unit commenced selling natural gas during 2006 through the interests it holds in the leases, wells, and equipment in the TMD. A Gas Purchase Agreement was entered into November 11, 2005 by Emerald Operating Company (“Emerald”) as “Producer”, and Western Gas Resources, Inc. (“Western”). Effective January 1, 2006, Newport, the Company’s Operator for its interests in the TMD Project and Western, signed a Ratification Agreement, adopting the Gas Purchase Agreement as the agreement between them covering gas purchases, pursuant to which Newport became the “Producer”. Newport is the operating partner for our non operated interests owned in the TMD. The Gas Purchase Agreement has a term of three years, continuing thereafter until either party gives written notice of termination at least thirty days prior to the expiration of the primary term or any extension of the primary term. Payments relative to the Company’s receipt from Newport, based on Gas received to the pipeline are estimated to be a standard 45-60 days following monthly settlement and calculation by Western. The British Thermal Unit (BTU) content of our gas produced in the TMD workover wells tested above standard. Through Newport we are entitled to receive bonus payment adjustment increase for sales of gas, less gathering fees, as applicable, in accordance with the then terms and calculations of the Gas Purchase Agreement. Prices paid by Western accordingly are adjusted for a BTU content of each zone as well as the liquids revenue received. The Company believes it has no commitment that obligates us to produce any set amount of natural gas (see also “Description of properties”).

Fant Ranch Unit, Texas

The Company presently sells and receives monthly payment for the Fant Units production of oil in Knox County, Texas by division order with BML Inc. which was assigned at the closing by deed in lieu, operator to operator from Ward Energy LP operations unit Greasewood Oil to Success. BML purchases all of the Company’s crude oil pertaining to its interests owned based on a month-to-month contract, which can be terminated upon thirty (30) day’s notice by either party. A division order is a contract for the sale of oil, by the holder of a revenue interest in well or property,  to the purchaser.  It lists the names of revenue interest owners of a producible oil well or wells, along with the respective share of production revenues, and directs the purchaser to distribute the proceeds of production sales, accordingly. The Company receives according to its interests for the oil sold to BML, the average of the Plains price for the oil in for the month sold, adjusted by Platt pricing, less a transportation cost for the oil of $1.75 per barrel. The Company has no commitment that obligates us to produce any set amount of oil (see also “Management’s Discussion and Analysis of Financial Condition, and Plan of Operation", and "Description of properties").

Presently, the marketability of the Company's crude oil has not posed a problem for us.  Crude oil can be easily sold wherever it is produced in the state(s) that the Company operates subject to the transportation cost. The crude oil produced by the Company is transported by truck.  On the other hand, natural gas can be more difficult to sell since transportation requires a pipeline.  In the areas that the Company is presently pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by the Company will be placed on line within a year after the well is drilled and completed.

Future Development Contemplated, Ten Mile Draw Project

One of the opportunities of interest is a potential drilling program for 3-5 wells in the Almond and Lewis Sand formations at depths to approximately 4,500 feet. Presently, the Company holds interests and rights in areas being considered and available for one or more drilling programs. The properties and interests are located in our core area operated by Newport Oil Corporation, which can provide or sub contract the services for the drilling and development programs. Newport has worked several years in the region and is directly associated with the oil and gas business. Well data and older reserve analysis indicates that the Almond and Lewis Sand formations have historically produced long life reserves with a revenue potential, subject to inherent risks, for 20 to 30 years. The Company through Firecreek will continue to consider viability for future projects in the TMD. We will continue to review and consider timing factors and capital expenditure requirements related to area economics. These include pricing for site preparation, rig, equipment, crewing, permits, title, and legal costs. Other considerations include natural gas and area pipeline availability, and spot price fluctuations, and consideration of costs for a mud motor drilling program vs conventional drilling.

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

Texas Regulations

Any oil undertaking with the State of Texas requires obtaining necessary permits and approvals from the Railroad Commission of Texas (“RRC”). Once a lease is obtained an operator’s agreement must be on file with the RRC.  Federal regulations including those governed by the Environmental Protection Agency must also be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operator Success has obtained and or filed all necessary permits and reports to operate the wells and maintain compliance associated with the Company’s interests in Fant Ranch Unit held by Firecreek.

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

The Company and its Firecreek unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, New Mexico, and other productive regions and areas in the U.S. However, no assurances can be given by the Company that will be successful in pursuing these other prospects.

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

Firecreek’s Overseas Project Activity Development in Central Asian and European Countries

Strategic Alliance with Sahara Group

For historical information regarding the Sahara Group please see the section titled “The Business” and other information contained in Form 10-KSB, as amended, filed April 14, 2006, and in Form 10-KSB/A(Amendment No. 3), as amended filed April 11, 2008.

In 2007, the Company focused on its domestic US oil and gas operations. There was no further activity with the Sahara group in Russia, Kazakhstan, Ukraine and Turkey, with the exception of the sale of certain opportunity rights to access of projects in Ukraine (for further information please see Item 6, Management Discussion and Analysis or Plan of Operation presented further this Report).  It is the Company’s intention  to wind down the Sahara entity. The Company  may re enter negotiations at a future date predicated on the contacts and business relationships previously established in these countries.

Firecreek’s Future Planned Oil and Gas Operations

Status of Firecreek’s Overseas Project Activity

For current status of Firecreek please see information in this section “The Business” under above sub heading “Firecreek Oil and Gas Segment”. For historical information please also see “The Business” and other information contained in Form 10-KSB filed April 14, 2006, as amended, incorporated herein by reference, and in Form 10-KSB/A (Amendment No. 3), as amended filed April 11, 2008,

In 2007 the Company focused on its’ domestic US oil and gas operations. There was no further activity for Firecreek’s Overseas project activity in Romania and Libya. The Company may re enter negotiations at a future date predicated on the contacts and business relationships previously established in these countries.

ITEM 1A.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred net losses in fiscal year ended December 31, 2007 of $1,474,050 and net losses in fiscal year ended December 31, 2006 of $4,350,702. As of December 31, 2007, we had a working capital deficit of $3,519,638. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2008 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2008. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis. The Company incurred a net loss of $1,474,050 in fiscal 2007 and $4,350,702 in fiscal year 2006.

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

Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy. Some of our debt is now overdue, however the holder of the debt has elected not to enforce the default provisions and continues to work with us, and has in fact issued new debt to us in March and June 2007 for our operations.

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

We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan. Although we raised gross proceeds of up to $4.0 million in May 2005 through the sale of callable secured convertible notes and three year common stock purchase warrants to Tirion, these funds were sufficient to sustain our operations for only 6 months. The Dutchess equity line and debentures have added additional working capital which will sustain our operations for an extended period of time; however, certain draw down restrictions pertaining to the Puts under the equity line apply which could shorten this period of time. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•

unexpected drilling conditions, pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions;

•

compliance with governmental requirements; and

•

shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse affect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

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

Requirement For Additional Capital

The Company believes that additional debt or equity financing will be necessary to develop its planned activities through the next twelve to twenty four months. However, no assurance can be given that all or a significant portion of any debt or equity financing will be consummated, or that any changes in the Company’s operations and expansion plans would not consume available resources more rapidly than anticipated. The Company will need substantial funding to support the long-term expansion, development, and marketing of its business and subsidiary operations.

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

Business partnerships or acquisitions could disrupt ongoing business, distract management and employees and increase expenses. If the Company makes an acquisition, it could face difficulties assimilating that company’s personnel and operations. Key personnel of the acquired company may decide not to work for the Company. Acquisition of additional services or technologies also involves risk of incompatibility and lack of integration into existing operations. If the Company finances the acquisitions by issuing equity securities, this could dilute existing stockholders positions. Additionally, funding instruments may have rights, preferences or privileges senior to, or more favorably than, those of the Company’s stockholders.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2007

Individual outside consulting firms owned by key Officers and/or current Directors, Dennis R. Alexander, Chairman, President and CFO, Rupert C. Johnson, Director, Dermot McAtamney, Co-Treasurer and current Director, and Melvena Alexander, Co-Treasurer, Secretary and Comptroller, managed the business of the Company.  Accordingly, the loss of the services of any key individual could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may effect the development of the Company’s business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own And Represent Approximately 76.21 % Of the Company’s Issued and Outstanding Common Stock

The executive officers and directors of the Company currently beneficially own and represent approximately 76.21% of the issued and outstanding Common Stock. Accordingly, such persons may be able to maintain control the Board of Directors of the Company and direct the affairs of the Company.

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

Future sales of our Shares of Common Stocks in the public market could lower our share price.

We may sell additional Shares of Common Stock in subsequent offerings. We may also issue additional Shares of Common Stock to finance future acquisitions, including acquisitions larger than those we have done in the past. We cannot predict the size of future issuances of our Shares of Common Stock or the effect, if any, that future issuances and sales of our Shares of Common Stock will have on the market price of our Shares of Common Stock. Sales of substantial amounts of Shares of Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Shares of Common Stock.

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

Other

The Company’s corporate parent operations during fiscal year ended 2007 did not retain any employees. Individual consulting firms owned by two key officers/directors along with three additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development,  information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

Oil and Gas Properties, Leases, and Interests

Knox County, Texas

The Company owns an interest in 38 oil wells located in Knox County, Texas, known as the Fant Ranch Unit. Of the 38 oil wells, approximately 20 are currently producing, 6 are injection wells, and 12 are shut in –temporarily abandoned. The Company attempts to maintain all of its operating wells in good working condition. Our contract operator, familiar with the oil and gas business in the area, contracts pumper(s) to oversee wells and interests owned by the Company.

The Knox County, Texas wells, properties and interests held by the Company are included as security for promissory notes, and debenture agreements held by Dutchess Private Equities Fund, LTD (“Dutchess”).  All liens and encumbrances are discussed later in this section.

The Company owns a majority working and net revenue interest in oil properties, which includes unitized lease(s), equipment, oil wells and injection wells set up for production of these interests in proved developed producing oil reserves, with revenues.

The following table details the interests of the Company in the Fant Ranch Unit and all wells are located in Knox County, Texas.

Well	Lease	Well Names		Working	Net Revenue
Count	Name	Under Leases	County	Interest (%)	Interest (%)	Status
1	Fant Tract 1	1-2	Knox	100%	75%	3
2	Fant Tract 1	1-3	Knox	100%	75%	1
3	Fant Tract 1	1-4	Knox	100%	75%	1
4	Fant Tract 1	1-5	Knox	100%	75%	1
5	Fant Tract 1	1-6	Knox	100%	75%	3
6	Fant Tract 2	2-1	Knox	100%	75%	1
7	Fant Tract 2	2-3	Knox	100%	75%	1
8	Fant Tract 2	2-4	Knox	100%	75%	3
9	Fant Tract 2	2-5	Knox	100%	75%	2
10	Fant Tract 3	3-2	Knox	100%	75%	2
11	Fant Tract 5	5-1	Knox	100%	75%	1
12	Fant Tract 5	5-2	Knox	100%	75%	1
13	Fant Tract 5	5-3	Knox	100%	75%	1
14	Fant Tract 5	5-4	Knox	100%	75%	2
15	Fant Tract 5	5-5	Knox	100%	75%	2
16	Fant Tract 5	5-6	Knox	100%	75%	3
17	Fant Tract 5	5-7	Knox	100%	75%	1
18	Fant Tract 6	6-1	Knox	100%	75%	2
19	Fant Tract 6	6-2	Knox	100%	75%	1
20	Fant Tract 6	6-3	Knox	100%	75%	2
21	Fant Tract 6	6-4	Knox	100%	75%	1
22	Fant Tract 6	6-5	Knox	100%	75%	3
23	Fant Tract 6	6-7	Knox	100%	75%	1
24	Fant Tract 6	6-8	Knox	100%	75%	2
25	Fant Tract 7	7-1	Knox	100%	75%	1
26	Fant Tract 7	7-2	Knox	100%	75%	3
27	Fant Tract 7	7-3	Knox	100%	75%	1
28	Fant Tract 7	7-4	Knox	100%	75%	2
29	Fant Tract 7	7-5	Knox	100%	75%	1
30	Fant Tract 7	7-6	Knox	100%	75%	2
31	Fant Tract 7	7-7	Knox	100%	75%	1
32	Fant Tract 7	7-8	Knox	100%	75%	2
33	Fant Tract 7	7-9	Knox	100%	75%	2
34	Fant Tract 10	10-1	Knox	100%	75%	1
35	Fant Tract 10	10-2	Knox	100%	75%	1
36	Fant Tract 11	11-1	Knox	100%	75%	1
37	Fant Tract 11	11-2	Knox	100%	75%	2
38	Fant Tract 12	12-3	Knox	100%	75%	1

Status
1. Active and or Productive Wells =20
2. Shut In -Temporarily Abandoned =12
3. Injection Well =6

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

The table above is the Company’s current interest in the leased wells and equipment that principally produce our revenues from the production of oil, and is not all inclusive of our interests in the properties.  The interests are subject to a security interest held by Dutchess.

The Company attempts to maintain all of its operating wells in good working condition. Success Oil Co., Inc., a Texas corporation, operator license number 828326 is familiar with the oil and gas business in the area. Success operates the Company's interests in the properties overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the Operating Agreement with the Company include:

Success is an independent contractor and operates the subject properties on a contract basis for a monthly overhead fee of $250.00 per well (presently for 20 wells).  All other charges whether by Success, an affiliate of Success or third parties will be the responsibility of the working interest owners of the properties. Either party may elect to cancel the agreement upon 30-day written notice to the other party.

Success Oil Co., Inc. furnishes the monthly Lease Operation Expense and various activity reports to the Company via its wholly owned subsidiary Firecreek.  The run checks sent to the operator represent monthly payments due for the production of oil BML has received.  Success administrates monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE's), it collects and compiles the Joint Interest Billing (JIB) Statements and certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation.

As previously stated herein, the Company invested approximately $1.5 million on July 9, 2007 toward purchase of its 100% working interests in Fant Ranch Unit from Ward. In addition to the purchase price, the Company also purchased oil in the tanks in the amount of $38,705. Of the $1.5 million acquisition costs $906,350 was attributed to the equipment, and $593,650 was attributed to the unit lease.

During the Year Ended 2007, the Company’s expenditures for Fant including repair and reinstatement of two no.’s 7-1 and 1-4 wells totaled $46,172.

Funding for the Company’s interests purchased in 2007 including workover and other related costs for the Fant were obtained from Dutchess Private Equities Fund, LTD (“Dutchess”) in the form of a Debenture, and further secured by the Assets of the Company. Additional terms for finance required 12% compound interest payable monthly (approximately $20,000), along with 20% of the production revenue net of operations expense, royalties, and taxes, and of other revenue of the Company, also due on a monthly basis.

Description of Lands and Leases:

FANT RANCH UNIT TRACT #1:

320 acres, M/L, described as the southwest half (SW/2) out of a 640 acre tract, M/L, in the Washington County RR Co. Survey #2 (A-1364), Knox County, Texas.  Being the same 320 acre tract described in Oil & Gas Lease from Mrs. Louise McFarland, et al, to Texas Pacific Oil Co. Inc. DTD 5/23/80 and recorded in Volume 198, Page 699 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #2:

320 acres, M/L, described as the northeast half (NE/2) out of a 640 acre tract, M/L, in the Washington County RR Co. Survey #2 (A-1364), Knox County, Texas.  Being the same 320 acre tract described in Oil & Gas Lease from Mrs. Louise McFarland, et al, to Texas Pacific Oil Co. Inc. DTD 5/23/80 and recorded in Volume 198, Page 699 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #3:

160 acres, M/L, out of a 640 acre tract, M/L, said 640 tract being all of the Indianola RR Co. Survey #55, Blk Z, (A-558), Knox County, Texas.  Being the same 640 acre tract described in Oil & Gas Lease from John P. Callahan, et ux, to Texas Pacific Oil Co. Inc. DTD 5/20/80 and recorded in Volume 199, Page 199 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #4:

220 acres, M/L, out of the NE/2 of a 640 acre tract, M/L, said 640 acre tract being all of the T. M. Adams Survey #56, Block Z, (A-1367), Knox County, Texas, and being the same 640 acre tract described as the first tract in the Oil & Gas Lease from Ladd Petroleum Corporation to Texas Pacific Oil Co. Inc. DTD 1/30/80 and recorded in Volume 196, Page 727 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #5:

320 acres, M/L, described as the southwest half (SW/2) out of a 640 acre tract being all of the T. M. Adams Survey #56, Block Z, (A-1367), Knox County, Texas, and being the same 640 acre tract described as the first tract in the Oil & Gas Lease from Ladd Petroleum Corporation to Texas Pacific Oil Co. Inc. DTD 1/30/80 and recorded in Volume 196, Page 727 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #6:

320 acres, M/L, described as the northeast half (NE/2) in the John H. Gibson Survey #57, Certificate No. 290, Block Z, (A-556), Knox County, Texas, and being the same 320 acre tract described in the Oil & Gas Lease from Martin Properties, a Partnership, et al, to Texas Pacific Oil Co. Inc. DTD 5/19/80 and recorded in Volume 199, Page 211 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #7:

320 acres, M/L, described as the southwest half (SW/2) in the John H. Gibson Survey #57, Certificate No. 290, Block Z, (A-556), Knox County, Texas, and being the same 320 acre tract described in the Oil & Gas Lease from Martin Properties, a Partnership, et al, to Texas Pacific Oil Co. Inc. DTD 5/19/80 and recorded in Volume 199, Page 211 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #8:

160 acres, M/L, out of a 640 acre tract, M/L, said 640 acre tract being all of the G. C. and S. F. Ry. Co. Survey #8, Certificate No. 2/328, (A-1366), Knox County, Texas, and being the same 640 acre tract described in the Oil & Gas Lease from Lewis E. Lyles and Earl J. Lyles to Texas Pacific Oil Co. Inc. DTD 9/27/79 and recorded in Volume 196, Page 279 of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #9:

40 acres, M/L, out of a 320 acre tract, M/L, in the Indianola RR Co. Survey, Section #59 (A-986), Block Z, Knox County, Texas, said tract being described in Oil & Gas Lease from Ralph E. Bullington, et al, to Sun Exploration and Production Company, dated June 14, 1982, recorded in Volume 210, Page 721, and amended in Lease Extension dated February 19, 1984, of the Deed Records of Knox County, Texas.

FANT RANCH UNIT TRACT #10:

160 acres, M/L, described as SW/2 of the SW/2 out of a 640-acre tract, M/L, said 640 acre tract being all of the T. M. Adams Survey #58, (A-1365), Block Z, Knox County, Texas, and referenced as the second tract in Oil & Gas Lease hereinabove described in Unit Tract 4.

FANT RANCH UNIT TRACT #11:

160 acres, M/L, described as the SE/2 of the NE/2 out of a 640-acre tract, M/L, said 640 acre tract being all of the T. M. Adams Survey #58, (A-1365), Block Z, Knox County, Texas, and referenced as the second tract in Oil & Gas Lease hereinabove described in Unit Tract 4.

FANT RANCH UNIT TRACT #12:

40 acres, M/L, in the form of a square, out of the W. G. Scales Survey, (A-665), Knox County, Texas, described by metes and bounds as follows:

Beginning at the Southwest corner of the W. G. Scales Survey (A-665), also being where the Southeast corner of the T. M. Adams Survey, (A-1365), the T. M. Adams Survey (A-1367), and the J. H. Gibson Survey, (A-556), intersect with said Scales Survey; thence in a Northwesterly direction with said Scales and said T. M. Adams Survey lines 1300 feet to a point for corner; thence Northeast 1300 feet, running parallel with the Scales and the T. M. Adams Survey lines, to a point for corner; thence Southeast 1300 feet to a point for corner in the Scales and the T. M. Adams Survey line; thence Southwesterly 1300 feet along said Scales and said T. M. Adams Survey line to the place of the beginning.

Proved Reserves –Fant

The following table sets forth the estimated total proved developed producing, oil reserves, net to the Company’s interest. The reserve information is based on excerpts of the independent report prepared by Williamson Petroleum Consultants, Inc., P.E. #21492.  The engineering evaluation was performed to estimate proved developed producing reserves and future net revenue from the Fant Ranch Unit to the subject interests. This evaluation was authorized by EGPI Firecreek, Inc. (Firecreek). NYMEX spot prices were subtracted from the lease wellhead prices obtained from Firecreek for the most recent 12-month period to determine lease price differentials.

These lease differentials were used with the December 31, 2007 NYMEX spot price of $96.01 to determine the effective date price. After the effective date, prices were held constant for the life of the property. The projection of the reserves and future net revenue to the evaluated interests were based on economic parameters and operating conditions considered applicable as of December 31, 2007. Following is a summary of the results of the evaluation effective December 31, 2007:

The following reflects the Company’s Net Revenue Interests net of estimated future income taxes:

PROVED DEVELOPED PRODUCING

Net Reserves to the Evaluated Interests:

Oil Condensate, MBBL	64.709
Future Net Revenue, M$: Undiscounted	$2,027,098
Discounted Per Annum at 10.00 Percent	$1,418,360

It should be emphasized that with the current economic uncertainties, fluctuation in market conditions could significantly change the economics of the property included in this report. Firecreek provided six months of operating cost data beginning with their purchase of the property in July 2007. Over this period a program to return the property to full production status resulted in higher operating expenses which are projected to continue through December 2008. Beginning January 2009 costs were expected to stabilize at reduced levels estimated by the certified petroleum engineer after discussion with Firecreek and the operator. After January 2009, costs were held constant for the remaining life of the property. State production taxes and average county ad valorem taxes have been deducted at the published rates for Texas as appropriate. Based on information supplied by Firecreek, capital costs were not included in the projection of reserves and economics in this evaluation.

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

Sweetwater County, Wyoming

Through Firecreek, the Company owns an interest in 4 gas wells located in Sweetwater County, Wyoming, 2 of which were completed and went in production in 2006 for the production of gas. A third well was completed in the first quarter 2007. Due to technical issues, the well no. 13-9 has not yet achieved commercial production status, however we remain positive for future results.

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

With respect to the three workover wells, Firecreek and Newport are each responsible for 50% of the workover costs and fixed assets and have 50% of the working interest. As to the 7-16 Well and the 16-1 Well, each of Firecreek and Newport contributed the sum of $614,129.50 (total of $1,228,259) pursuant to the initial AFE for workover at and fixed assets the time of closing, with the acknowledgment that the initial AFE was only an estimate of workover costs for those two wells and each party is liable for 50% of all costs attributable to workover of those wells. Regarding the 13-9 Well, located in Section 9 of Township 21 North, Range 99 West, 6th Prime Meridian; Effective June 30, 2006, the Company, Firecreek, and Newport entered into an Addendum Agreement pursuant to Article III Section 3.1 sub section B, of the Purchase and Sale Agreement, and Article VI, A. 1, paragraph three of the and Operating Agreement dated November 10 and November 15, 2005, respectively. The Company, Firecreek, and Newport reached a mutual satisfactory resolution regarding certain third party overriding royalties, conversion rights, and interests held in a certain 320 acre tract containing a third well which Firecreek and Newport would commence with the workover program on the 13-9 well (referred to as well “UPRR Patented 13-9”). During Fiscal Year Ended 2006, Firecreek incurred an additional $524,969 toward workover related costs attributable to the 16-1, 7-16 and 13-9 wells, and for the Fiscal Year Ended 2007, incurred an additional $74,564 toward additional costs related to the 13-9 well.

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

The Operating Agreement contemplates drilling additional wells in Section 16, Township 21 North, Range 99 West, 6th Prime Meridian, and four to six wells on other land subject to the Operating Agreement. With respect to new wells, Newport will prepare proposed drilling programs and submit those to Firecreek for review.

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

Financing Related To Our Oil and Gas Interests Located In Sweetwater County, Wyoming

The wells and interests listed above are secured and encumbered by notes to Dutchess. Information on the Dutchess Agreements, the Ten Mile Draw Purchase and Sale with Newport, and attached additional exhibits can be found in our Current Reports on Form 8-K filed April 27, 2006, July 7, 2006, and November 16, 2005, and in “Notes To Financial Statements” Note 12, Issuance of Convertible Debentures, incorporated herein by reference.

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

Exploration and Production

The Company did not participate in the drilling of a well or wells since May/June of 2000 through 2002. The Company, in addition to its present plans contemplated for the Ten Mile Draw, may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority, or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company. (Please also see section on Recent Developments, at the beginning of this Report)

Proved Reserves -TMD

The following table sets forth the estimated total proved developed producing, and total proved undeveloped oil and gas for Net Quantity reserves, owned by the Company’s wholly owned subsidiary Firecreek. This analysis was performed in a professional manner using customary and accepted petroleum engineering and geological practices and techniques. The analysis is valid for the data provided to the authors of the report (listed below), representing a true and accurate assessment of the Proven Developed Reserves, the Proven Undeveloped Reserves, for the interests held by Firecreek in the south half of Section 9 and all of Section 16, Township 21 North, Range 99 West, as outlined in the report. The following reserve information is based on excerpts of the independent engineering and geological report prepared by Michael T. Borah (Wyoming PE No. 5107) and Lynette D. W. George (Wyoming PG No. 1004), respectively, at the request of the Company. Natural Gas prices for the various economic analyses were based on the actual gas purchase statements from Western Gas for December 2007: $7.773 per Mcf for the State 7-16 well, and $6.483 per Mcf for the Continental Divide 16-1 well. Prices were adjusted for a BTU content of each zone as well as the liquids revenue received. These prices were utilized for all economics performed for this report.

The Company’s net reserves and Net Present Value are listed below for the subject acreage, based on the appropriate category and effective January 1, 2007. These reflect the Company’s Net Revenue Interests net of estimated future income taxes:

	Proven Developed	Proven Undeveloped

Lewis/ Almond	312,189 Mcf	0
Almond		717,011 Mcf

Proven Developed	Net Present Value (10%) = $475,099
Proven Undeveloped	Net Present Value (10%) = $1,143,812

Total Proven Reserves:	1,029,200 Mcf
Total Net Present Value:	$1,414,703

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

The actual amount of the Company’s proved reserves is dependent on the prevailing price for oil, which is beyond the Company’s control of influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during years 1999 and 2000. In 2001 and 2002 prices again have been extremely volatile. In 2003,

2004, and 2005, 2006, the futures market reported unprecedented natural gas and crude oil price, along with increasing volatility in 2006 and 2007. There can be no assurance that oil/gas prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; fear of war, or non fear of war; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; national inventory levels; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors all of which are beyond the control or influence of the Company.

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

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Knox County, Texas, and Sweetwater County, Wyoming as of December 31, 2007:

	Developed Acreage		Undeveloped Acreage

	Gross	Net	Gross	Net

Sweetwater County, Wyoming	320	160	960	360
Knox County, Texas	2520	1890	-0-	-0-

Total	2840	2045	960	360

Production And Sale Of Oil And Gas

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net Natural oil and natural gas produced and from the Company’s property interests held, after royalties, during the periods indicated. The Company did not produce any oil for the fiscal period ended December 31, 2006:

	Year Ended December 31,
	2007	2006

Average net daily production of oil (Bbl)	22.56	-0-
Average net daily production of gas (Mcf)	73.79	*95
Average sales price of oil ($ per Bbl)	$81.73	-0-
Average sales price of gas ($ per Mcf)	5.02	$5.41
Average lifting cost per bbl oil equiv.	$26.52	$13.82

*Calculations for 2006 Average net daily production of gas (Mcf) was based on partial year start up activity averages.

Out Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006.

The Company had an operating lease for office space in Fort Worth, Texas. Rent expense for fiscal year 2007 and 2006 was $35,260 and $84,631, respectively. (See also additional discussion and information contained in Item 3, Legal Proceedings included in this Report listed under the title Legal Proceedings, Texas Litigation, Hickman Investments, Ltd.)

The Chief Executive Officer of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises. At December 31, 2007 and 2006, the premises continue to be provided free of charge. Please see “Certain Relationships and Related Transactions”.

ITEM 3.

LEGAL PROCEEDINGS

Texas Litigation

Hickman Investments, Ltd.

On July 23, 2007, the Company received notice from the Secretary of State of Texas that Hickman Investments, Ltd. (“Hickman”) filed a Plaintiff’s First Amended Orginal Petition against the Company’s wholly-owned subsidiary Fircreek Petroleum, Inc. (“FPI”),, in Tarrant County, Texas (Cause No. 06-048109-3) seeking judgment against FPI for breach of lease, foreclosure of Hickman’s liens on FPI’s property, attorney’s fees, cost of court, pre-judgment interest, and interest on the judgment from date until paid (the “Hickman Petition”).  The Company strongly believes that the Hickman Petition is wholly unmeritorious and procedurally flawed. The Company will vigorously challenge and defend against all claims contained in the Hickman Petition. With respect to the matters in the filing: on August 9, 2007, the Company filed a general denial with the Tarrant County Court At Law, with the matter then held in abeyance pending further clarifications and discussions. In March 2008 the Company received request for interrogatories and is in preparation for an upcoming mediation hearing. (Please also see information contained in Form 8-K filed on July 27, 2007, incorporated herein by reference.)

New York Litigation

Star Energy Corp. Transaction Background

As previously reported by EGPI Firecreek, Inc. in its Current Report on Form 8-K, dated August 9, 2007, the Company through Firecreek entered into a Letter Agreement with Star Energy Corp. (“Star”) relating to the purchase and sale of all of the Company’s rights to and interest in certain projects in Ukraine (the “Agreement”). Such rights and interests in the Ukraine projects included, but were not limited to: (1) any right to acquire shares or other interests in any entities to whom licenses, permits or permissions to explore for or extract oil, natural gas or other natural resources on any territories referenced in the exhibits to the Agreement have been issued by any government authority having jurisdiction over such territories; (2) any direct right to acquire licenses, permits or permissions to explore for or extract oil, natural gas or other natural resources on any territories referenced in the exhibits to the Agreement issued or to be issued by any government authority having jurisdiction over such territories; (3) interests currently held by the Company in any joint ventures, partnerships, consortiums, or industry groups that currently have rights to any Ukraine project or any other arrangements pertaining to any Ukraine project in which the Company currently has an interest, and (4) any business opportunities related to the Projects.  Pursuant to the Agreement, the Company received 2,100,000 shares of Star’s restricted Common Stock and one hundred thousand dollars ($100,000) in cash upon execution of the Agreement.

Demand for Arbitration

On February 28, 2008, the Company received a Demand for Arbitration (the “Demand”) from Star against the Company and Double Coin Ltd. (“Double Coin”), an entity co-owned in part by Mr. Rupert Johnson, a Director of the Company.  Mr. Johnson was retained and compensated by Star as a consultant in the transaction. The Demand alleges (i) the Company and Double Coin wilfully failed to cooperate with Star in conducting its due diligence review in connection with various projects  (ii) that this failure to cooperate with its due diligence review prevented Star from acquiring any rights and interests in the projects and thus amounts to a breach of the Agreement; (iii) that the Company and Double Coin breached an implied duty of good faith and fair dealing; and (iv) that the Company and Double Coin made misrepresentations in connection with the transaction.  Star seeks (i) to have the Agreement declared null and void; (ii) the return of the shares issued to the Company (“Company Shares”); (iii) the Company to return the $100,000 cash payment (“Cash Payment”).

Although the Company is seeking to resolve this matter in an amicable fashion, the Company strongly disputes the allegations and  is prepared to vigorously defend against the claims set forth in the Demand. Further, as stated in Section 3(a) of the Agreement, the Company Shares and the Company Cash were irrevocably issued upon execution of the Agreement.

In March 2008, the Company received notice for mediation of the matter, and will proceed accordingly.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company became available for quotation on the over-the-counter, NASDAQ NQB Pink Sheets initially January 20, 2000. As of March 14, 2003, the Company moved to the over-the-counter market, NASDAQ OTC Electronic Bulletin Board quotation medium system, and is presently dually quoted on both Pink Sheets and Bulletin Board. The range of high and low bid information for the shares of the Company’s stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2008	High	Low

First Quarter	$0.0057	$0.0009

Year Ended December 31, 2007	High	Low

First Quarter	$0.087	$0.0061
Second Quarter	0.076	0.0031
Third Quarter	0.0064	0.0025
Fourth Quarter	0.0031	0.0007

Year Ended December 31, 2006	High	Low

First Quarter	$0.044	$0.0171
Second Quarter	0.032	0.0161
Third Quarter	0.0191	0.0085
Fourth Quarter	0.0153	0.008

As of March 31, 2008, the Company had issued and outstanding 1,184,257,619 shares of its common stock held by 2,059 holders of record, and 20,000,000 shares of its Series C preferred stock held by 1 holder of record.

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company’s ability to pay dividends on its common equity or that would be likely to do so in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)

All compensation plans previously approved by security holders; and

(ii)

All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)			Number of securities remaining available for future issuance (c)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	2,500,000		$0.18		-0-
2004 Stock Incentive Plan 2	1,400,000		$0.09		-0-
2005 Stock Incentive Plan (1)	2,600,000		$0.04	*	1,300,000
Total for Plans Filed On Form S-8	6,500,000	$			1,300,000
( i) Equity compensation plans A approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	2,000,000		(5)		-0-
DLM Asset Management,-Warrant (2)(7)	3,350,000		$0.06		3,350,000
Tirion Group, Inc.-Warrant (7)	3,350,000		0.06		3,350,000
John R Taylor-Option (4)	2,000,000		$0.70		2,000,000
William E. Merritt-Option (4)	2,000,000		$0.70		2,000,000
George B. Faulder-Option (4)	2,000,000		$0.70		2,000,000
Dr. Mousa Hawamdah-Option (4)	2,000,000		$0.70		2,000,000
James Barker-Option (4)	1,000,000		$0.70		1,000,000
Charles Alliban-Option (4)	2,000,000		$0.70		2,000,000
Dennis R. Alexander-Option (4)	2,000,000		$0.70		2,000,000
Gregg Fryett-Option (4)	2,000,000		$0.70		2,000,000
Peter Fryett-Option (4)	2,000,000		$0.70		2,000,000
(ii) Equity compensation plans N ot approved by security holders
M. Herzog-Option (3)	600,000		$0.95		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	600,000		$0.95		-0-
M. Alexander-Option (3)	500,000		$0.95		-0-
D. Kronenburg-Option (3)	500,000		$0.95		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)
L. Trapp-Option (3)	600,000		$0.95		-0-
T. Richards-Option (3)	500,000		$0.95		-0-
Bradley Ray-Option (3)	500,000		$0.95		-0-
Steven Antebi-Warrant (2)	4,000,000		$0.025		-0-
Sapphire Consultants-Warrant (2)(6)	2,500,000		$0.02		2,500,000
Confin International Inv.-Warrant (2)(6)	3,750,000		$0.02		3,750,000
John Brigandi-Warrant (2)	625,000		$0.02		312,000
Steven Antebi-Warrant (8)	4,000,000		$0.05		4,000,000
Joseph M. Vasquez (9)	500,000		$0.022		500,000
Joseph M. Vasquez (9)	500,000		$0.06		500,000
Joseph M. Vasquez (9)	500,000		$0.12		500,000
Total (1)	41,562,000		$0.36	**	35,762,000

(*)     Information listed for column (b) in the table above represents the exercise or strike price for each option or warrant, excluding those noted (1) and (5). The calculation for Column (b) note (1) is the estimated average of the closing bid prices on the effective date of issuances under the plan prior to February 9, 2005.

(**)   The final Total listed for column (b) in the table above represents the weighted average exercise price for all 2005 options and warrants listed and noted (2), through (9) in the table only (please see additional information listed in this Report, under Item 9. “Issuance of Warrants” located in the “Notes to the Consolidated Financial Statements For the Years Ended December 31, 2007 and December 31, 2006”).

(1) The balance of shares available under the 2005 Stock Incentive Plan registered on Form S-8 are not available for further issuance after February 9, 2005 unless authorized, pursuant to terms of various agreements with our lenders during the year ended December 31, 2007, December 31, 2006, and December 31, 2005, and information has been excluded from the final Total calculations listed above for columns (a), (b), and (c) accordingly.

(2) The Company provided warrants to a lender and various consultants during 2005. For further information regarding terms of these warrants to purchase underlying shares of the Company’s common stock issued, please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference.

(3) Represents historical options issued by the Company. For further information regarding terms for these options, please see information furnished in our Form 10-KSB, Amendment No. 3, filed on October 4, 2002, and incorporated herein by reference. As of November 30, 2007 these options have expired.

(4) Represents options issued by the Company as part of the Firecreek Petroleum, Inc. acquisition which vested, becoming available for exercise February 9, 2005. For terms of these options, please see information furnished in a Current Report on Form 8-K/A (Amendment No. 2), filed on September 16, 2004, and incorporated herein by reference.

(5) The strike price for the Tirion Warrant is 80% of the average of the then lowest three closing bids for the previous 30 days from the date the warrants are exercised. For further information regarding terms of the Warrant please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference. As of May 19, 2007 these options have expired.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 27 and December 26 of 2007, the Company issued to Dutchess two convertible debentures one with a face value of $140,000 and the other with a face amount $500,000, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in March 27, 2012 and December 26, 2014, respectively. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in our Current Reports and Exhibits thereto on Form 8-K filed on March 29, 2007 and January 7, 2008, respectively, incorporated herein by reference.

On June 11, 2007 the Company issued to Dutchess a debenture in the face amount of $2,000,000 for acquisitions and working capital. The Debenture bears interest at 12% per annum and matures on June 11, 2014. For terms of the debenture please see information furnished in our Current Report on Form 8-K, and Exhibits thereto filed on Jun 11, 2007, incorporated herein by reference.

On December 26, 2007, EGPI Firecreek, Inc. the Company issued to Dutchess a debenture in the face amount of $2,100,000. The Debenture bears interest at 12% per annum and matures on December 26, 2014. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debenture please see information furnished in our Current Report on Form 8-K, and Exhibits thereto filed on January 7, 2008, incorporated herein by reference.

 On April 21 and June 29 of 2006, the Company issued to Dutchess convertible debentures with a face value of $171,875 and $300,000 respectively, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in April and June of 2011. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 99.1 and 99.2 to our Current Reports on Form 8-K filed on April 27, 2006 and June 7, 2006, respectively, incorporated herein by reference.

On November 14 and December 15 of 2005, the Company issued to Dutchess convertible debentures with a face value of $375,000 and $82,500, respectively, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in November and December 2010. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 10.3, and 99.1 to our Current Reports on Form 8-K filed on November and December 16, 2005, respectively, incorporated herein by reference.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary Results Of Operations

Overview

You should read the following discussion and analysis in conjunction with the audited Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Annual Report.

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

The Company is currently focused on oil and gas activities for development of  interests acquired in Texas and Wyoming for the production of oil and natural gas. During 2007 we are limiting and winding down the pursuit of and potential completion of projects overseas in Central Asian and European countries, but reserve the right to re enter these activities at a future date.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of our oil and gas operations in 2008 with a goal to increase our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006. This process undertook closing our Firecreek subsidiary Ft. Worth Texas offices, eliminating or lowering many expenses including employees, consultants, telephones, long distance, cellular fees, travel, office supplies, data fees, and other. Books, accounting records and data were transferred to the Parent offices located in Scottsdale Arizona. The restructuring helped to decrease overall operating losses for the year 2006, and also to a lesser extent conserved existing cash flows. In 2007 Firecreek focused primarily on development of U.S. based domestic oil and gas operations in Texas and Wyoming.

Effective November 15, 2005, Firecreek purchased a 50% undivided working interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). Through our operator Newport Oil Corporation (“Newport”) having completed a successful workover program we commenced with gas production from two wells, the 16-1 and 7-16, in the first and second quarters of 2006, and subsequently began a workover program for a third well, the 13-9, in July of 2006 thereof. Experiencing technical difficulties and weather conditions Newport completed the 13-9 well in March of 2007. In the second quarter 2007 the 13-9 was taken off production as notified by our operator, for the purpose of removing water and fracing fluid build up and for the purpose of increasing the overall potential for future production. In late October of 2007 the Company approved an authorization for expenditure related to the 13-9 well (packer workover) to separate the Almond formation from the Lewis formation. Operations then attempted to reduce the water believed coming from the Almond formation, with goal to produce the Lewis sand formation on a commercial level. Due to the winter months creating difficulties for location work, our operator elected to delay further attempt to kick the well off until the spring of 2008 to see if the 13-9 can reach a commercial production level. Depending on the economics in the the Wyoming area, the Company continues to contemplate one or more additional drilling programs for future development in the TMD area (see further discussion in “The Business”).

Effective July 1, 2007, Firecreek purchased a 100% working interest and related 75% net revenue interest in leases, wells, equipment, and oil reserves located in Knox County, Texas. The project is listed as the Fant Ranch Unit. Through our operator Success Oil Co. Inc., we took over operations, commenced with oil production in the third and fourth quarter of 2007, and implemented a phase one program to rehabilitate and bring two additional wells on line in the Fant Unit. The Company, subsequent to December 31, 2007 has commenced with enhancement and rehabilitation for the majority of the producing wells in the Fant Unit which the Company believes will improve and stabilize mechanical aspects and performance levels for the wells, equipment, and overall production. For additional information please see our Report on Form 8-K filed on July 16, 2007 incorporated herein by reference.

On August 3, 2007, the Company through its Firecreek unit concluded a transaction for the sale of rights and opportunities for development works and projects located in the Ukraine. Through the agreement the purchaser acquired the rights to acquire licenses, permits and permissions to explore for and extract oil, natural gas or other natural resources on the territories referenced in the agreement. For additional information please see information and exhibits to a Report on Form 8-K filed on August 13, 2007, incorporated herein by reference. Please also see Item 3, Legal Proceedings in this report for updated status.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company and Firecreek oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS – December 31, 2007 Compared to December 31, 2006

Total revenue for the commencement of production and sale of oil and natural gas in fiscal year 2007 was $451,514 compared to $146,831 in total revenue for the year 2006. Oil and Natural gas sales now account for a majority of the Company's revenues, attributable to the Fant Ranch Unit oil wells in Knox County, Texas and natural gas wells in Sweetwater County, Wyoming.

In August 2007 the Company generated $667,000 in other income from the sale of rights/assets to a third party.

Costs of operations for oil and natural gas production were $447,264 in 2007 as compared to $187,911 in 2006. This item includes all well operating expenses and any amounts paid to the property manager and consultants.

General and administrative costs decreased approximately 51% percent to $1,250,458 in 2007 from $2,575,147 in 2006.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:	2007	2006

Advertising & promotion	$3,159	$66,148
Administration	3,509	126,897
Consulting	351,583	661,271
Depreciation	0	31,467
Investor incentives/commissions	289,439	315,262
Professional fees	347,939	440,226
Rent & storage	44,093	88,797
Salaries & benefits	90,000	218,688
Travel costs	0	101,422
Well development	120,736	524,969

Total	$1,250,458	$2,575,147

Advertising and Promotion costs of $3,159 were used for investor relations and market awareness.

Administration Costs of $3,509 was used for office and general operating expenses.

Consulting Fees of $351,583 were incurred for consulting and advisory fees for business management activities..

Investor Incentives/commissions of $289,439 include costs related to obtaining financing and credit lines.

Professional Fees of $347,939 were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Rent and Storage of $44,093 includes leasing and furnishing offices in Forth Worth, Texas.

Salaries and Benefits of $90,000 were used to pay Firecreek employees in 2007.

Travel costs of $0 in 2007 compared to $101,422 in 2006 in connection with signing of agreements, negotiating contracts and arranging for potential financing.

Wells development includes costs of $120,736 related to workover programs for our oil and gas interest held in the Ten Mile Draw project in Sweetwater County, Wyoming, and Fant Ranch Unit work programs.

After deducting general and administrative expense, the Company experienced a loss from operations of $1,246,208 in 2007 as compared to a loss of $2,616,227 in fiscal 2006.

Interest expense for fiscal year 2007 was $1,266,152 compared to $1,749,340 in fiscal year 2006. Gain on derivative liability for fiscal year 2007 was $361,964 as compared to $14,865 in fiscal year 2006.

After deducting interest expense and adding the gain on derivative liability, the Company incurred a net loss of $1,474,050 in fiscal year 2007 compared to a loss of $4,350,702, in fiscal year 2006.

After accounting for other income and expenses, the net loss for fiscal year ended 2007 was $1,474,050, or $0.00 per share as compared to $4,350,702, or $ 0.02 per share for fiscal year ended 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2007 was $2,009,734 compared to $14,955 at the beginning of the year. At December 31, 2007, the Company had working capital deficit of $3,519,638 compared to $4,555,005 at the beginning of the year.

Cash used by operating activities was $784,190 for the year ended December 31, 2007, compared with $1,569,827 for the year ended December 31, 2006.

The Company paid in $1,626,031in fiscal year 2007 of leases and equipment, all of which was related to the acquisition of the Fant Ranch Base. In fiscal year ended 2006, we purchased $271,746 of well equipment for the Ten Mile Draw. The Company received $4,405,000 in fiscal year 2007 compared to  $1,505,000 in fiscal year 2006 by issuing convertible debentures and promissory notes on its equity credit line.

Total assets increased to $4,833,885 at December 31, 2007 compared to $1,203,014 at the beginning of the year mainly as a result of the acquisition of oil and gas assets, and proceeds from debenture financing.

Shareholders deficit decreased to $3,784,037 at December 31, 2007 from a deficit of $5,197,711 at December 31, 2006. During fiscal year 2007, the Company issued 10,142,158 shares to consultants valued at $58,786 for services rendered. In addition, the Company issued 78,747,315shares to pay the equity line of $260,378. During fiscal year 2007, the Company issued convertible debentures with a face amount of $4,100,000 and 700,000,000 shares of common stock and 20,000,000 of preferred stock and received net proceeds of $3,970,000. The issuances of the common stock and the preferred stock were valued at fair market of $700,000 and $200,000 respectively. The fair value associated with the issuance of the debentures using the Black Sholes Options pricing model was $1,853,360.

In addition, the value of the Star Energy stock received for the sale of our rights in the Ukraine discussed above fell $184,800 which we have classified as other comprehensive income since we regard this stock holding as a security “available for sale”, however that classification could change in 2008, in which case we most likely will classify any gains or losses from this asset into regular earnings.

Finally, we incurred  net losses during 2007 of $1,474,050, which results in an ending shareholder deficit at December 31, 2007 of $3,784,037.

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

The equity line financing company that provided the Equity Line has cancelled the Equity Line. As part of additional financing on December 26, 2007 for $2.1 million dollars, the terms of that loan included the issuance of two debentures, 40% of the revenues generated by the Company which is applied to previously existing notes, and 85% of the stock of the Company as an inducement (for further information please see Current Report on form 8-K filed on January 7, 2008, incorporated herein by reference).  In addition, certain members of the financing Company have become members of the Company’s Board of Directors. Although unlikely, there can be no assurance that the finance company issuing the notes will continue to refrain from noticing or acting on a formal default, however the Company believes its present members are working uniformly to assist growth of the Company.  A change from a favorable circumstance with our finance company, encountering a formal default, could, in lieu of positive negotiations occurring, anticipate potentially detrimental conditions including but not limited to one or more of the following: i) rapid conversion of debentures to shares of the Company’s up to 85% of the common stock in accordance with the terms and provisions of the note agreements, ii) acceleration and foreclosure on one or all of the assets of the Company and its subsidiaries, iii) imposing financial duress creating difficulty or inability to run the Company or its business affairs, iv) create pressure on the Company’s stock by increased supply, and v) increased dilution to shareholders. Although the terms of the notes are stringent, the Company continues to secure needed financing for its growth plans.

Management has estimated that such cost for initially paying down certain of the Company’s recent debt, including such amounts needed to pay partial or full payment of its equity line notes, and activating development of its current plans for domestic and overseas commencement of oil and gas segment operations, will initially require approximately $8,000,000 to $12,500,000 or more during the first six to twelve months of fiscal 2007. The Company obtained $435,000 in March 2007, $2,000,000 in June 2007, and $2,100,000 in December 2007 from the issuance of a promissory note and three debentures to the finance company that has provided financing originally through an Equity Line. In December members of the financing company joined the Company’s Board of Directors, as a condition of the financing discussed and as provided herein. The Equity Line has been canceled with the financing that occurred on December 26, 2007. We are working to secure up to $10,000,000 or more in asset based, and or other debt or equity finance projected by June or later to assist our 2008 plans. There can be no guarantee or assurance that we will receive or be successful in obtaining additional financing. In addition, the Company has a covenant with its equity line finance company, which managing members are directors, affiliates, and shareholders of the Company, not to enter into any additional financing agreements, debt or equity, without prior expressed written consent, which shall not be unreasonably withheld.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2008.

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

Monmouth Beach, NJ 07750

Tel. 732-229-7723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have completed the audits of the consolidated financial statements of EGPI Firecreek, Inc. (the “Company”) and its internal control over financial reporting as of December 31, 2007 and December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) at December 31, 2007 and December 31, 2006, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

By:
Donahue Associates, LLC.
Monmouth Beach, New Jersey
April 14, 2008

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2007 and December 31, 2006

ASSETS	2007	2006
Current assets:
Cash	$2,009,734	$14,955
Accounts receivable	76,348	0
Deferred charges	13,739	319,190
Total current assets	$2,099,821	$334,145

Other assets:
Investment in Star Energy, fair market value	382,200	0
Deferred charges	116,934
Fixed assets- net	2,234,930	868,869

Total assets	$4,833,885	$1,203,014

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$866,110	$$839,373
Equity line notes payable- net of discount	4,753,349	4,049,777
Total current liabilities	$5,619,459	$4,889,150

Advances payable to shareholders	218,926	168,052
Convertible debentures- net of discount	632,563	0
Derivative liability	2,146,974	1,343,533
Total liabilities	$8,617,922	$6,400,735

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend. 20 million shares outstanding	200,000	0
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 1,184,257,619 at December 31, 2007 and
395,367,446 shares at December 31, 2006	$1,184,257	$395,367
Additional paid in capital	20,970,812	18,887,168
Other comprehensive loss	(184,800)	0
Accumulated deficit	(25,954,306)	(24,480,256)
Total shareholders' deficit	(3,784,037)	(5,197,721)

Total Liabilities & Shareholders' Deficit	$4,833,885	$1,203,014

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006

Gross Revenues from sales	$451,514	$$146,831
Cost of sales	(447,264)	(187,911)
Net Revenues from sales	$4,250	$(41,080)

General and administrative expenses:
General administration	$1,250,458	$2,575,147
Total general & administrative expenses	1,250,458	2,575,147

Net loss from operations	$(1,246,208)	$(2,616,227)

Other revenues and expenses:
Gain on sale of asset	667,000	0
Gain on derivative liability	361,964	14,865
Interest income	9,346	0
Interest expense	(1,266,152)	(1,749,340)

Net loss before provision for income taxes	$($1,474,050)	$(4,350,702)

Provision for income taxes	0	0

Net loss	$(1,474,050)	$(4,350,702)

Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	431,768,250	286,203,311

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006
Operating Activities:
Net loss	$(1,474,050)	$(4,350,702)
Adjustments to reconcile net loss items
not requiring the use of cash:
Impairment expense	135,786	0
Depreciation & depletion expense	124,184	100,736
Consulting expense	58,786	336,003
Interest expense	1,161,152	1,749,341
Amortization of deferred charges	188,517	152,685
Gain on sale of asset	(567,000)	0
Gain on derivative liability	(361,964)	(14,865)
Changes in other operating assets and liabilities :
Accounts receivable	(76,338)	2,759
Accounts payable and accrued expenses	26,737	454,216
Net cash used by operations	$(784,190)	$(1,569,827)

Investing activities:
Purchase of lease & equipment	($1,626,031)	($271,746)
Net cash used for investing activities	(1,626,031)	(271,746)

Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debentures	3,970,000	0
Issuance common stock	0	77,790
Warrants converted to stock	0	100,000
Shareholder advances received	0	23,776
Net cash provided by financing activities	4,405,000	1,706,566

Net increase (decrease) in cash during the year	$1,994,779	$(135,007)

Cash balance at January 1st	14,955	149,962

Cash balance at December 31st	$2,009,734	$14,955

Supplemental disclosures of cash flow information:
Interest paid during the period	$112,263	$0
Income taxes paid during the period	$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2007 and December 31, 2006

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2005	2,025,000	$1,539,000	220,913,500	$220,913	$15,420,637	$(20,129,554)	$0	$(4,488,004)

Issuance of warrants					5,407			5,407
Issued shares for services	0	0	87,500,000	87,500	666,200			753,700
Issuance of common stock	0	0	4,148,514	4,149	73,641			77,790
Conversion of warrants	0	0	4,000,000	4,000	96,000			100,000
Conversion of preferred stock	(2,025,000)	(1,539,000)	20,250,000	20,250	1,518,750			1,539,000
Issued shares to pay equity line	0	0	58,555,432	58,555	1,106,543			1,165,098
Net loss for the fiscal year						(4,350,702)		(4,350,702)

Balance at December 31, 2006	0	$0	395,367,446	395,367	18,887,178	(24,480,256)	0	(5,197,711)

Issued shares to pay equity line	0	0	78,747,315	78,747	181,631			260,378
Shares issued to pay consultants	0	0	10,142,858	10,143	48,643			58,786
Issuance of preferred stock	20,000,000	200,000						200,000
Issuance of common stock	0	0	700,000,000	700,000	0			700,000
Issuance of debenture- conversion feature					456,520			456,520
Reclassification of derivative liability					1,396,840			1,396,840
Loss on investment (Star Energy)							(184,800)	(184,800)
Net loss for the fiscal year						(1,474,050)		(1,474,050)

Balance at December 31, 2007	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Notes to the Consolidated Financial Statements

      For the Years Ended December 31, 2007 and December 31, 2006

1. Organization of the Company and Significant Accounting Principles

EGPI Firecreek, Inc. (the Company”, “we” or “us”) was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

The Company is a 50% non-controlling owner of three gas wells in Wyoming.

In December 2006, the Company increased its authorized common stock to 1,320,000,000 shares with par value of $.001. Twenty million of these shares are non-voting.

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant inter-company balances have been eliminated.

Use of Estimates- The preparation of the financial statements in conformity with accounting principles generally accepted in  the United States of America requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include.  Actual results may differ from these estimates.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2007 and 2006, the Company did not record any impairment.

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

Deferred costs- Deferred costs are the costs of obtaining the equity line of credit and other convertible debentures as discussed in Note 10 and Note 11.  The deferred costs are amortized over the life of the loan.

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

Long Lived Assets- In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Reclassifications- Certain 2006 amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation.

Recent accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company's first quarter ending March 31, 2008. The adoption of FIN 48 will not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 will not have a material impact on the financial statements of the Company.

In January 2007, the FASB issued Derivatives Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interested in Prepayable Financial Assets”. This Issue provides a narrow scope exception from paragraph 13(b) of Statement No. 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets. The guidance in this Issue is generally effective upon initial adoption of Statement No. 155.  Derivatives Implementation Group Statement 133 Implementation Issue No. B40 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities”&. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No.159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on the financial statements of the Company.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No.109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No.109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 159 will not have a material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is not expected to have a material impact on the Company’s financial statements.

2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the years ended December 31, 2007 and December 31, 2006, the Company generated no material revenues and has relied on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans.  This situation raises the doubt of the Company’s ability to continue as a going concern

Management’s plans with regard to this matter are as follows:

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

3. Fair Values of Financial Instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”  The Company has used available information to derive its estimates.  However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently.  The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

The carrying amounts of the cash, accounts receivable, deferred charges, investment in Star Energy, accounts payable and accrued expenses, equity line notes payable, advances payable to shareholders, convertible debentures payable and derivative liability payable reported in the balance sheets are estimated by management to approximate fair value at December 31, 2007 and December 31, 2006.

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

Net loss per common share has been computed as follows:

	2007	2006

Net loss	$(1,474,050)	$(4,350,702)

Total shares outstanding	1,184,257,619	395,367,446

Weighted average	431,768,250	286,203,311

Loss per share	$(0.00)	$(0.02)

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

During the year ended December 31, 2006, the Company issued 4,148,514 shares of common stock and received proceeds of $77,790.

During the year ended December 31, 2006, the Company issued 87,500,000 shares of common stock to employees and consultants for services rendered.

During the year ended December 31, 2007, the Company issued 10,142,858 shares of common stock to pay consulting fees.

During the year ended December 31, 2007, the Company issued 78,747,315 shares of common stock to pay down the equity line.

During the year ended December 31, 2007, the Company issued 700,000,000 shares of common stock as an incentive to a noteholder.

During the year ended December 31, 2007, the Company issued 20,000,000 shares of Preferred C stock as an incentive to a noteholder.

6. Preferred Stock Series

Series A preferred stock: Series A preferred stock has a par value of $0.001 per share and no stated dividend preference.  The Series A is convertible into common stock at a conversion ratio of one preferred share for one common share.   Preferred A has liquidation preference over Preferred B stock and common stock.

Series B preferred stock: Series B preferred stock has a par value of $0.001 per share and no stated dividend preference.  The Series B is convertible into common stock at a conversion ratio of one preferred share for one common share.  The Series B has liquidation preference over Preferred C stock and common stock.

Series C preferred stock: The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory.  One share of preferred is convertible into 10 shares of common stock.  The Series C has liquidation preference over common stock.

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	2007	2006

Well leases	$1,068,650	$475,000
Well equipment	1,316,710	403,732
Computer equipment & software	0	63,676
Office equipment	0	19,056
Improvements & furniture	0	30,166
Accumulated depreciation & depletion	(150,430)	(122,761)

Fixed assets- net	$2,234,930	$868,869

In fiscal year 2007, the Company closed its former Firecreek offices in Fort Worth, Texas as part of its restructuring efforts.  Management elected to impair the value of the fixed assets associated with this office and recorded the impairment expense in the statement of operations.

8. Concentration of Credit Risk

The inability of the Company to make its payments on the equity line discussed in Note 10 could limit or entirely prevent the Company’s ability to draw down additional borrowings now or in the future, or to generate cash from the issuance of common stock to sustain operations and growth. A withdrawal of support of the issuer equity line of credit would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

9.  Issuance of Warrants

During the fiscal year ended December 31, 2006, the Company issued 5,500,000 warrants to consultants and recorded an expense of $5,407.

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for warrant issues.  Accordingly, all warrants granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining compensation expense under SFAS 123, the fair value of each warranted granted is measured at the date of the grant by the option pricing model with the following assumptions for fiscal year 2006; the dividend yield is 0%, volatility is 20%, and the risk free interest rate is 4%.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

There is no formal stock option plan for employees.

A list of warrants outstanding is as follows:

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2005	40,062,000	$0.37	3.24

Issued	5,500,000
Exercised	(4,000,000)
Expired	0

Outstanding at December 31, 2006	41,562,000	$0.40	2.72

Issued	0
Exercised	0
Expired	(5,800,000)

Outstanding at December 31, 2007	35,762,000	$0.36	1.61

10. Equity Credit Line

In fiscal year 2005, the Company entered into an equity line credit agreement with Duchess Private Equities Ltd. (“Dutchess”), a financing company and the Company’s majority shareholder at December 31, 2007.  Duchess has agreed to lend the Company up to $25,000,000 through 2008. The Company has borrowed $4,753,349 and $4,049,777 against the credit line at December 31, 2007 and December 31, 2006, respectively.

Under the terms of the equity line agreement, the Company is obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. All of the assets of the Company secure the equity line notes. The notes have an effective interest rate of approximately 20%.  As an incentive to enter the equity line of credit, the Company also issued incentive convertible debentures, see reference footnote 11, the fair market value of which has been discounted against the face of the equity line notes and is being amortized to interest expense over the life of the equity line notes.

The following is the schedule of the equity line notes payable:

	2007	2006
Matured in September 2006, effective interest of 18.55%	$1,086,803	$1,117,451
Matured in November 2006, effective interest of 22.12%	1,488,215	1,489,520
Matured in December 2006, effective interest of 22.12%	129,885	129,885
Matured in April 2007, effective interest of 22.12%	581,603	639,554
Matured in December 2007, effective interest of 17.34%	1,042,651	969,195
Matures in March 2008, effective interest of 25.68%	474,623	0
Less discount	(50,430)	(295,828)

Total equity line of credit	$4,753,349	$4,049,777

At December 31, 2007, the Company is in default of the equity line notes by $4,329,156.  The equity line agreement provides for interest penalties in the event of a default.  The interest penalties at December 31, 2007 are $1,542,861 as per the agreement.  However at December 31, 2007, Duchess has agreed not to enforce any of the penalty provisions.

11. Issuance of Incentive Convertible Debentures

During the fiscal years ended December 31, 2006 and 2005, the Company issued incentive convertible debentures to the holders of the Equity Credit Line.  Under the guidance of, Derivative Implementation Group Issue No. K1, “Miscellaneous: Determining Whether Separate Transactions Should Be Viewed as a Unit”, the Company determined that the incentive debentures should be viewed as unit with the promissory notes issued on the Equity Credit Line.  These incentive debentures were not clearly and closely related to the host contracts, and have been bifurcated as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Therefore, as of December 31, 2007 and 2006, the Company had classified the fair value of all incentive debentures as a derivative liability.

During the fiscal year ended December 31, 2007, the Company issued a 12% incentive debenture with a face value of $500,000 to pay an incentive fee to the holder of the convertible debenture issued on December 26, 2007 (reference footnote 12).  The incentive debenture was recorded as a discount to the convertible debenture at fair market value at the date of issuance to debt discount and will be amortized over the life of the convertible debenture.  The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The incentive debenture matures in December 2014.  At issuance, the incentive debenture was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0.  The fair market value will be assessed each balance sheet date over the maturity of the debenture and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

During the fiscal year ended December 31, 2007, the Company issued a non-interest bearing incentive debenture with a face value of $140,000 to pay an incentive fee to the holder of the equity credit line.  The incentive debenture was recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance.  The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The incentive debenture matures in March 2012.  At issuance, the incentive debenture was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0.  The fair market value will be assessed each balance sheet date over the maturity of the debenture and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

During the fiscal year ended December 31, 2006, the Company issued non-interest bearing incentive convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line. These debentures were recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The incentive debentures mature in April 2007 and June 2011. At issuance, the conversion feature was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0.  The fair market value will be assessed each balance sheet date over the maturity of the debentures and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

During the fiscal year ended December 31, 2005, the Company issued non-interest bearing incentive convertible debentures with a face value of $457,500 to pay an incentive fee to the holder of the equity credit line. These debentures were recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance.  The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The debentures mature in fiscal year 2010. At issuance, the conversion feature was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0.  The conversion option will be assessed each balance sheet date over the maturity of the debentures and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

All derivative liabilities are assessed at each balance sheet date and are marked to market.  At December 31, 2007, the following assumptions were utilized in the fair market value assessment:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0.

Maturities of the incentive debentures are as follows:

For the year ended December 31, 2008

$   171,875

For the year ended December 31, 2009

$              0

For the year ended December 31, 2010

$   457,500

For the year ended December 31, 2011

$   300,000

For the year ended December 31, 2012 and thereafter

$   640,000

12.  Issuance of Convertible Debentures

On December 26, 2007, the Company issued a convertible debenture in the face amount of $2,100,000.  The debenture bears interest at 12% per annum and matures on December 26, 2014.  The Company shall make mandatory monthly payments of interest to the noteholder in an amount equal to the interest accrued on the principal balance of the debenture from the last interest payment until such time as the interest payment is due and payable.  The interest payment commenced on January 26, 2008 and continues until the debenture is paid in full.  The noteholder has the right to convert any and all amounts owed into share of the Company’s common stock at any time following the closing date.  The conversion price of the debenture is equal to the lesser of 75% of the lowest closing bid price of the common stock during the twenty trading days immediately prior to the notice of conversion, or $0.005. The noteholder shall be entitled to convert up into eighty-five percent of the total shares outstanding contingent on a 1000:1 Reverse Split.   As an inducement to the holder, the Company issued 700,000,000 shares of the Company’s common stock and 20,000,000 shares of the Company’s Series C Preferred Stock.  In addition, the Company also issued a $500,000 incentive debenture to the holder (reference footnote 11).  Both the shares of the company’s securities and the incentive debenture were recorded as a discount to the debt issuance and are amortized over the life of the convertible note.  At issuance, the conversion feature was accounted for under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Although the conversion feature is convertible into an indeterminate number of shares, the noteholder holds a controlling interest in the Company.  Net share settlement can occur.  The conversion feature was calculated using the intrinsic value method and recorded as a debt discount.

On June 11, 2007, the Company issued a convertible debenture in the face amount of $2,000,000.  The debenture bears interest at 12% per annum and matures on June 11, 2014.  The Company shall make mandatory monthly payments of interest to the noteholder in an amount equal to the interest accrued on the principal balance of the debenture from the last interest payment until such time as the interest payment is due and payable.  The interest payment commenced on July 1, 2007 and continues until the debenture is paid in full.  The noteholder has the right to convert any and all amounts owed into share of the Company’s common stock at any time following the closing date.  The conversion price of the debenture is equal to the lesser of 75% of the lowest closing bid price of the common stock during the twenty trading days immediately prior to the notice of conversion, or $0.015.  At issuance, the conversion feature was accounted for as a derivative liability in accordance with EITF 00-19 “Accounting For Derivative Instruments Indexed To, and Potentially Settled, In the Company’s Own Stock,” due to the conversion feature permitting conversion into an indeterminate number of shares.  At issuance, the conversion feature was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0.  The conversion option will be assessed each balance sheet date over the maturity of the debentures and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

As of December 26, 2007, the conversion feature is no longer accounted for as a derivative liability.  The noteholder owns a controlling interest in the Company, and has control to authorize additional shares as warranted.  The conversion liability was reclassified to additional paid in capital.

Maturities of the convertible debentures are as follows:

For the year ended December 31, 2014

$4,100,000

13. Income Tax Provision

Provision for income taxes is comprised of the following:	2007	2006

Net loss before provision for income taxes	$(1,474,050)	$(4,350,702)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,353,099)	(5,356,647)
Allowance for recoverability	2,353,099	5,356,647
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,353,099	$5,356,647
Allowance for recoverability	(2,353,099)	(5,356,647)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2006 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

14. Commitments and Contingencies

In the event of a default on the equity line of credit as discussed in Note 10, Duchess can secure a portion of the Company’s assets not to exceed 200% of the face amount of the credit line and can impose an interest penalty, which is $1,542,861 at December 31, 2007. Duchess can also elect to convert the unpaid balances of the equity credit line to three year convertible debentures at 15% interest and with an exercise price of 50% of the lowest closing bid price for the Company’s stock for the fifteen days prior to conversion of the debentures.

At the date of this report, Duchess has elected not to enforce any of the default penalty provisions and management has made no provision for this contingency in the consolidated financial statements.

In December 2007, the Company issued a convertible debenture to Duchess for $2,100,000 maturing in December 2014 at an annual interest rate of 12%, payable each quarter.  In the event the Company’s earnings before interest, taxes, and depreciation and amortization (EBITDA) is in excess of $450,000, the Company is required to pay 20% of the excess towards the debenture.  Duchess is also entitled to receive 40% of the production proceeds of the Fant Ranch property (see

Note 17) and the J.B. Tubb leasehold acquired in January 2008 (see Note 19) for the next three years and 30% of the production of these assets thereafter until the debenture is paid in full.

15.  Gain on Sale of Asset

In August 2007, the Company sold all of its rights to certain projects in the Ukraine that had been developed through its subsidiary, Firecreek Petroleum Inc., to Star Energy Corp. for $100,000 cash and 2.1 million shares of Star’s stock.  The rights to these projects had previously been 100% impaired by the Company in 2005 and therefore all the proceeds received from the transaction have been recorded as a “gain on asset sale” in the consolidated statement of operations.  Management has classified the Star stock as “available for sale” as per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, has recorded the loss in the market value of the stock in other comprehensive income at December 31, 2007.

16. Non Cash Transactions

Certain transactions during the years ended December 31, 2007 and December 31, 2006 did not involve the use of cash and therefore have been excluded from the consolidated statements of cash flows.

During the year ended December 31, 2006, the Company issued 58,555,432 shares of common stock to pay $1,165,098 of the equity credit line discussed in Note 10.

During the year ended December 31, 2007, the Company issued 78,747,315 shares of common stock to pay $280,378 of the equity credit line discussed in Note 10.

17. Supplemental Information on Natural Gas Operations

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field, a natural gas field located in Sweetwater County, Wyoming for $1,089,130.  Of the total acquisition costs $475,000 was used to acquire the lease, $126,000 was used for well equipment costs, and $488,130 for development costs.

On July 9, 2007, the Company acquired certain tracts of land and leases located in Knox County, Texas, known as the Fant Ranch Unit for $1,538,705 which included wells, leases and equipment and the oil in the tanks owned by the seller at that time.

The following is a summary of the Company’s natural gas production activities at December 31, 2007 and at December 31, 2006 representing the Company’s net revenue interests.

Reserve Quantity Information
Proved Developed and Undeveloped Reserves:	2007		2006
(All United States Based)	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	0	1,040,022	n/a	947,191
Revisions	-3,004	14,216	n/a	120,884
Improvements	0	0	n/a	0
Purchases	71,774	0	n/a	0
Extensions	0	0	n/a	0
Production	-4,061	-25,238	n/a	-28,053
End of Year	64,709	1,029,200	n/a	1,040,022

Proved Developed Reserves:	2007		2006
	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	0	344,739	n/a	239,861
End of Year	64,709	312,189	n/a	344,739

Results of operations (All United States Based):	2007	2006
Revenues	$451,514	$146,831
Production costs	-257,679	-112,657
Exploration costs	0	0
Development costs	-130,551	-524,969
Depreciation & amortization	-129,921	-55,732
Provision for income tax	0	0
Net profit (loss) from oil and gas producing activities:	$(66,637)	$(546,526)

Capitalized cost of oil and gas producing activities:	2007	2006
Proved oil and gas lease properties	$1,068,650	$475,000
Well Equipment	1,316,710	403,732
Accumulated depreciation	-150,430	-75,254
Net capitalized costs of natural gas producing activities	$2,234,930	$803,477

Costs incurred for property acquisitions, exploration, and development:
	2007	2006
Property acquisition	$1,506,628	$0
Proved	0	0
Unproved	0	0
Exploration	0	0
Development	120,736	524,969
Total	$1,627,364	$524,969
Changes in discounted future cash flows of proved reserves:
	2007	2006
Future cash flows	$13,978,098	$6,242,579
Future production costs	-8,716,030	-3,732,949
Future income tax expense	-1,105,034	-528,178
Future net cash flows	4,157,034	1,981,452
10% annual discount	-1,323,971	-665,372
Standardized measure of discounted future net cash flows	$2,833,063	$1,316,080

18.  Related Party Transactions

During fiscal years 2007 and 2006, the chief executive officer and shareholder provided office space to the Company at no charge.

During fiscal years 2007 and 2006, two shareholders had unsecured non-interest bearing advances receivable from the Company. The Company has imputed an interest rate of 20% on these advances.

The Company is indebted to Duchess Private Equities Ltd., currently the majority stockholder, for $8,918,332 at December 31, 2007.  The debt is in the form of the equity line notes discussed in Note 10 and the convertible debentures discussed in Note 11.  Interest expense on the loans for fiscal years 2007 and 2006 is $1,215,278 and $1,174,907, respectively.   The Company is in default on these loans for $4,329,156 at December 31, 2007, which results in interest penalties of $1,542,861 as per the equity line agreement.  However, Duchess has agreed not to enforce any of the interest penalty provisions on the defaulted liabilities at December 31, 2007.

19. Subsequent Events

In January 2008, the Company, through it’s wholly owned subsidiary, Firecreek Petroleum, Inc, purchased a certain 40 acre tract of land and leases  with first right for an additional 40 acre lease located in Ward County, Texas, more commonly known as the J.B. Tubb Leasehold Estate.  The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provides for turnkey drilling, re-entry and includes multiple wells.

Also in January of 2008, the Company appointed Messes. Michael Novielli, Douglas Leighton, Theodore Smith and Douglas D’Agata to the Company’s Board of Directors in compliance with the terms Dutchess debenture issued December 26, 2007 referred to in Note 12.

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

EGPI Firecreek, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management has attempted designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. During fiscal year 2007, management discovered certain errors made to the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005. Such errors, as more fully described in this annual report, in the Company’s consolidated financial statements are deemed by management to have occurred due to material weaknesses in the Company’s controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act. The Company has taken steps to remediate these material weaknesses, including engaging an outside consulting firm to assist with certain complex accounting of the Company’s convertible securities.

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

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the Company as of March 31, 2008 are as follows:

NAME	AGE	POSITION WITH COMPANY

Dennis R. Alexander	54	Chairman, President, and CFO of the Company, Firecreek Petroleum, Inc., and Director of IYSG ltd.
Douglas Leighton	39	Director of the Company
Rupert C. Johnson	58	Director of the Company
Michael Novielli	43	Director of the Company
Dermot McAtamney	52	Director, Executive Vice President, and Co-Treasurer of the Company, and Firecreek Petroleum, Inc.
Theodore Smith	31	Director of the Company
Douglas D ’ Agata	37	Director of the Company
Melvena Alexander	74	Co-Treasurer, Secretary and Comptroller of the Company and Firecreek Petroleum, Inc.
Dr. Mousa Hawamdah	58	Director of the Company and Firecreek Petroleum, Inc. -Libyan Government Advisor

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

Douglas Leighton has been a member of the Board of Directors of the Company since February 1, 2008.  Doug is a co-founder and principal of Dutchess Capital Management LLC (“DCM”) and its predecessor firm Dutchess Advisors, Ltd., which since 1996 had arranged private equity and debt financings for publicly traded-companies. Since 2000, he has overseen the trading, investment due diligence, transaction structure, and risk management of DCM managed Funds and is a member of the firm's Investment Committee. Doug has over 16 years of experience in securities, investment banking and asset management. In 1990 he received a combined Bachelor of Arts and Bachelor of Science degree in Economics and Finance from the University of Hartford.

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

Michael Novielli has been a member of the Board of Directors of the Company since February 1, 2008. Mike is a co-founder and principal of Dutchess Capital Management LLC (“DCM”) and its predecessor firm Dutchess Advisors, Ltd., which since 1996 had arranged private equity and debt financings for publicly traded-companies. Since 2000, he has overseen transaction structure, risk management and regulatory compliance for DCM managed Funds and is a member of the firm's Investment Committee. Mike has over 15 years experience in securities, investment banking and asset management including tenure with PaineWebber (now UBS). He received a Bachelor of Science degree in Business from the University of South Florida in 1987.

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

Theodore Smith has been a Director of the Company since February 1, 2008.  Mr. Smith has been the director of Corporate Finance of Dutchess Private Equities Fund since June 1998.  He graduated with a BS in marketing and finance from Boston College in 1999.

Douglas D ’ Agata has been a Director of the Company since February 1, 2008.  Mr. D ’ Agata is the Director of Research for Dutchess Private Equities Fund since 2004.  From 1998 to 2004, he was a financial advisor at Prudential Securities.  Mr. D ’ Agata graduated from Hobart College with a degree in Political Science in 1993 and received a masters in finance from Bentley College in 2004.

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

In 2008 we are again in process of evaluating various committee structures, and persons capable of becoming independent seat(s), and to provide for more independent committee function ability and standards.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2007, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

On December 31, 2003, the Company adopted its Code of Ethics and Business Conduct that applies to all of the officers, directors and/or employees of the Company. The Code of Ethics is included and filed as Exhibit 14 to our Form-10KSB filed on April 27, 2004 incorporated herein for reference. The Code is posted on our website (www.egpifirecreek.com) currently in continuous stages of upgrade development/construction. We will disclose on our completed website any waivers of, or amendments to, our Code.

ITEM 10.

EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2007 for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company through Firecreek Petroleum, Inc. retained approximately eight employees during the first quarter of Fiscal Year 2006. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

All shares beneficially owned by the named executives below listed are bound by terms of a Voting Agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2005 incorporated herein by reference).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 13/ (*)	2007	n/a	n/a	-0-	-0-
Chairman, President, CFO 1/9/11/	2006	n/a	n/a	-0-	148,750	2/6/
	2005	n/a	n/a	-0-	144,000	4/7/

Melvena Alexander 13/ (*)	2007	n/a	n/a	-0-	-0-
Co Treasurer, Sect. and Cmpt. 10/12/	2006	n/a	n/a	-0-	21,250	3/6/
	2005	n/a	n/a	-0-	83,200	5/8/

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

9/

Mr. Alexander holds a total of 17,500,000 shares of common restricted stock as of December 31, 2006. The market value of the 17,500,000 shares on December 31, 2007 and December 31, 2006 was $35,000 and $148,750, respectively. No dividends are paid on the restricted common stock held.

10/

Melvena Alexander holds a total of 2,500,000 shares of common restricted stock as of December 31, 2006. The market value of the 2,500,000 shares on December 31, 2007 and December 31, 2006 was $5,000 and $21,250, respectively. No dividends are paid on the restricted common stock held.

11/

Mr. Alexander holds a total of 3,000,000 shares of common restricted stock as a result of the conversion in the aggregate of C-1, and C-2 of series C preferred to common, as of December 31, 2006. The market value of these shares on December 31, 2007 and December 31, 2006 was $6,000 and $25,500, respectively. No dividends are paid on the restricted common stock held.

12/

Melvena Alexander holds a total of 1,100,000 shares of common restricted stock as a result of the conversion in the C-2 of series C preferred to common, as of December 31, 2006. The market value of these shares on December 31, 2007 and December 31, 2006 was $2,200 and $9,350, respectively. No dividends are paid on the restricted common stock held.

13/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

Options

The following table provides information related to options held by our named executive officers during the fiscal year ended December 31, 2007.

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

(1) The date of the option agreement with the named executive listed above in the table for 2,000,000 shares underlying unexercised options is August 9, 2004; i) The option exercise price is $.70 per share; ii) The expiration date of the option agreement is four years from the date of Vesting; iii) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005; iv) the Expiration Date for the option agreement 2/9/2009; v) The market price for the underlying restricted common stock on August 9, 2004, the date of grant, and December 31, 2006, was $0.10, and $0.0085, respectively; and vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(2) The date of the option agreement with the named executive listed above in the table for 600,000 shares underlying unexercised options is September 30, 2000; i) The option exercise price is $.95 per share; ii) The expiration date of the option agreement is seven years from the date of Vesting; iii) The Vesting Date is: Sixty (60) days following the date of the agreement or November 30, 2000; iv) the Expiration Date for the option agreement 11/30/2007; v) The market price for the underlying restricted common stock on September 30, 2000, the date of grant, and December 31, 2006, was $0.125, and $0.0085, respectively; and vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. These options have expired as of November 30, 2007.

(3) The date of the option agreement with the named executive listed above in the table for 500,000 shares underlying unexercised options is September 30, 2000; i) The option exercise price is $.95 per share; ii) The expiration date of the option agreement is seven years from the date of Vesting; iii) The Vesting Date is: Sixty (60) days following the date of the agreement or November 30, 2000; iv) the Expiration Date for the option agreement 11/30/2007; v) The market price for the underlying restricted common stock on September 30, 2000, the date of grant, and December 31, 2006, was $0.125, and $0.0085, respectively; and vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. These options have expired as of November 30, 2007.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of March 31, 2008. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

The information in the following table is based on 1,184,257,619 shares of common stock issued and outstanding as of March 31, 2008.

Title of Class	Name and Address	Beneficial			Percent
	Beneficial Owner	Ownership			of Class

Common	Dennis R Alexander **/***	29,412,500	*	(1)	2.12%
	6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Rupert C. Johnson **	87,846,340		(2)	6.35%
	P.O. Box 3461
	6 Place Des Eaux-Vives
	1211
	Geneva 3
	Switzerland

Common	Dutchess Private Equities Fund, Ltd.	703,213,667		(3)	50.80%
	50 Commonwealth Avenue, Suite 2
	Boston, MA 02116.

Preferred	Dutchess Private Equities Fund, Ltd.	200,000,000		(4)	14.45%
	50 Commonwealth Avenue, Suite 2
	Boston, MA 02116.

Common	Michael Novielli	903,213,667		(4)	65.25%

Common	Douglas Leighton	903,213,667		(4)	65.25%

Common	Theodore Smith		*		*

Common	Douglas D’Agata		*		*

Common	Dr. Mousa Hawamdah**	11,270,174	*	(5)	0.81%
	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common	Dermot McAtamney**	18,350,000		(6)	1.33%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Melvena Alexander**	4,815,000	*	(7)	0.35%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	All Officers and Directors
and Preferred	as a Group (**7-Persons)	1,054,907,681			76.21%

* Persons noted by the underlined asterisk in the preceding table, and corresponding footnotes, are also part of and bound by a voting agreement, along with other shareholders.

***As of December 26, 2008 Mr. Dennis Alexander, the Company’s Chairman and Chief Financial Officer, agreed to pledge all shares beneficially owned by him as collateral for all amounts owing by the Company to Dutchess Private Equities Fund, Ltd. (“Dutchess”), and further, as then conditioned by the status, disposition, and terms of the *voting agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2005 incorporated herein by reference).

(a) For all Persons in the preceding table, and corresponding footnotes: Options, warrants, and preferred stock as applicable, are included in calculations as to each person’s beneficial ownership position.

(1)* Includes 27,412,500 shares owned directly by Mr. Alexander, including 300,000 in the name of his wife, Deborah L. Alexander. There are 50,000 shares in the name of Ashton Alexander and 50,000 shares in the name of Sarah Alexander, his two minor children, and he has voting power over 50,000 in the name of Aaron  Alexander, and 50,000 in the name of Julie Alexander-Schumacher, his wife’s adult children. Also reflected in the table are 2,000,000 shares of common restricted stock under presently exercisable stock options which may be purchased by Mr. Alexander after February 9, 2005. Not included in the table are 600,000 shares of common restricted stock under then presently exercisable stock options, which were available for purchase by Mr. Alexander after November 30, 2000, and as previously reported. These options have expired unexercised on November 30, 2007.

(2) Includes 16,500,000 shares Received directly by Mr. Johnson, along with 67,996,340 shares in which Mr. Johnson has voting power over the shares by virtue of being the General Manager of Tirion Group, Inc., the actual owner of the shares. Also reflected in the table: i) Tirion indirectly controls warrants to purchase 2,000,000 shares of common stock and has voting and dispositive power over the shares. Common shares underlying these presently exercisable warrants may be purchased by Tirion Group, Inc. after May 18, 2005; ii) As of February 2006, Tirion Group Inc. indirectly owns by virtue of an assignment, warrants to purchase 3,350,000 shares of common stock and has voting and dispositive power over the shares by virtue of Mr. Johnson being the General Manager of Tirion Group, Inc., the actual owner of these shares. Not reflected in the table: Warrants owned indirectly by Tirion to purchase 2,000,000 shares of common stock of which expired on May 18, 2007. Tirion had previously reported voting and dispositive power over such shares.

(3) Includes shares owned by Dutchess Private Equities Fund, Ltd. is a corporation formed under the laws of the Cayman Islands.  Douglas Leighton and Michael Novielli are the Directors of Dutchess Private Equities Fund, Ltd. and are members of the Company’s Board of Directors and, as such, they have voting and dispositive power over the securities beneficially owned by such entity. For further information please see information listed in Form 13-D filed on January 29, 2008. Also includes underlying shares of common stock to the Company’s Series C Preferred Stock which converts on the basis of one share of preferred stock for ten (10) shares of common stock. For further information please see information listed in Form 13-D filed on January 29, 2008.

(4) Consists of 703,213,667 shares of common stock and 200,000,000 shares of Series C Common Stock underlying Series C Preferred Stock.

(5)* Includes 9,270,174 shares owned directly by Dr. Hawamdah. Also included are 2,000,000 shares of common restricted stock under presently exercisable stock options, which may be purchased by Mr. Hawamdah after February 9, 2005.

(6) Includes 15,000,000 shares owned directly by Mr. McAtamney.  Mr. McAtamney indirectly owns warrants to purchase 3,350,000 shares of common stock and has voting and dispositive power over the shares by virtue of being the principal of DLM Asset Management, Inc., the beneficial owner of these shares. Common shares underlying these presently exercisable warrants may be purchased by DLM Asset Management, Inc. after June 14, 2005.

(7)* Includes 4,815,000 shares owned directly by Mrs. Alexander. 500,000 shares of common restricted stock under exercisable stock options, which were available for purchase by Mrs. Alexander after November 30, 2000 as previously reported, subsequently having expired unexercised on November 30, 2007.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2007, December 31, 2006, and December 31, 2005.

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

Transactions with Former Executive Management, For The Fiscal Years Ended December 31, 2007, December 31, 2006, and December 31, 2005 respectively.

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

Contracts

The Company has verbal and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2007 listed in Table 1 below, and for the fiscal years ended December 31, 2006, and December 31, 2005 listed in Table 2 below.

Table 1

		*Paid	Accrued
Entity	Related Party	2007	2007

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$89,750	$120,250
Tirion Group, Inc.	Rupert C. Johnson (2)	$7,000	$43,000
Melvena Alexander, CPA	Melvena Alexander (3)	$59,250	$43,875
DLM Asset Management, Inc.	Dermot McAtamney (4)	$55,200	$3,300

*Part of the amounts paid in 2007 for each of the above named Executives were for the unpaid accrual amounts due from 2006.

(1)	Dennis R. Alexander, Chairman, President, and CFO, and is a shareholder of the Company.
(2)	Rupert C. Johnson, Director, and is a Co- shareholder of the Company.
(3)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.
(4)	Dermot McAtamney, Director, Executive Vice President, Co Treasurer, and is a shareholder of the Company.

Table 2

		Paid		Accrued
Entity	Related Party	2006	2005	2006	2005

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$138,000	$133,250	$30,000	$-0-
Tirion Group, Inc.	Rupert C. Johnson (2)	50,000	-0-	20,000	-0-
Melvena Alexander, CPA	Melvena Alexander (3)	$86,750	$78,300	$13,250	$-0-
DLM Asset Management, Inc.	Dermot McAtamney (4)	80,800	-0-	22,500	-0-
Angro Holding Ltd f/k/a Able Marine, Ltd.	Gregg Fryett (5)	$-0-	$100,000	$-0-	$-0-

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.
(2)	Rupert C. Johnson, Director, and is a Co- shareholder of the Company.
(3)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.
(4)	Dermot McAtamney, Director, Executive Vice President, Co Treasurer, and is a shareholder of the Company.
(5)	Gregg Fryett, Chief Executive Officer until November 30, 2005, and Director through December 31, 2005, and shareholder of the Company.

Related Party Transaction(s) Involving Issuance of Shares both preferred and common,  promissory notes, and convertible debentures as of December 31, 2007, December 31, 2006, and December 31, 2005 with Dutchess Private Equities Fund, Ltd. (“DPEF”), Douglas Leighton (“Leighton”) and Michael Novielli (“Novielli”, together with DPEF and Leighton, “Dutchess”) each with a business address of 50 Commonwealth Avenue, Suite #2, Boston, MA 02116.  Messrs. Leighton and Novielli are the Directors of DPEF.

Information required under this section can be found in previously filed documents:

Note: As reported by Dutchess please also see information contained in Form 13-D filed January 29, 2008.

1. Current Report on form 8-K filed on January 7, 2008, incorporated herein by reference.

2. Current Report on Form 8-K filed on June 19, 2007, incorporated herein by reference.

3. Current Report on Form 8-K filed on March 29, 2007, incorporated herein by reference.

4. Current Report on Form 8-K filed on July 7, 2006, incorporated herein by reference.

5. Current Report on Form 8-K filed on April 27, 2006, incorporated herein by reference.

6. Current Report on Form 8-K filed on December 16, 2005, incorporated herein by reference.

7. Current Report on Form 8-K filed on November 16, 2005, incorporated herein by reference.

8. Current Report on Form 8-K filed on September 13, 2005, incorporated herein by reference.

Shares, Options, and Warrants Issued During The Fiscal Year Ended December 31, 2006 to Officers, Directors, and Consultants.

Information required under this section can be found in previously filed documents:

1. Current Report on Form 8-K filed on January 12, 2006

2. Current Report on Form 8-K filed on February 3, 2006

3. Current Report on Amended 8-K/A filed on March 17, 2006

4. Post Effective amendments for registration statement filed on April 26, 2006

5. Current Report on Form 8-K filed on December 12, 2006 for earliest date of event on December 7, 2006

6. Current Report on Form 8-K filed on December 13, 2006 for earliest date of event on December 8, 2006

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

Salary to Former Officers and Directors

Former Officers and Directors John R. Taylor, President and Director of the Company and Firecreek Petroleum, William E. Merritt, Executive Vice President, General Counsel and Director of the Company and Firecreek Petroleum, and George B. Faulder, a Vice President and Director of the Company and Firecreek Petroleum, all of which are Shareholders of the Company, received salaries in the amount of USD $25,000, USD $ 25,000, and USD $20,000 respectfully, during 2006  (see other related compensation and non compensation stock issuances to John R. Taylor, William E. Merritt, and George B. Faulder listed in this section).

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

(1) Melvena Alexander is Secretary and Comptroller of the Company and Firecreek Petroleum, and a Shareholder of the Company.

(2) George B. Faulder is a former Vice President and Director of the Company and Firecreek Petroleum, and a Shareholder of the Company.

3) Gregg Fryett is the former Chief Executive Officer and a Director of the Company, Firecreek Petroleum, and International Yacht Sales Group, LTD., and a Shareholder of the Company.

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

The Chief Executive Officer and Shareholder of the Company provided corporate office space through 2004 at no charge. During the last quarter of 2005, the Company paid $5,132 for approximately 1,431 square feet of office space utilized for its headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. There is no further agreement in place to pay for the premises. At December 31, 2006, and December 31, 2007 the premises continue to be provided free of charge.

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

The former President, and Director of Firecreek Petroleum, and former President, Director, and Shareholder of the Company Mr. John R. Taylor provided co-sharing of approximately 1963 square feet of office space through a non affiliated family company at no charge through May 31, 2005. In May 2005, the Company’s wholly-owned subsidiary, Firecreek Petroleum headquartered at 6777 Camp Bowie Blvd S-215, Ft. Worth, TX 76116, became the lessee of office space in Fort Worth, Texas. The lease is for 24 months from June 1, 2005 through May 31, 2007. Basic monthly rent is $7,053 and approximately $49,361 has been paid from June through December 2005. The offices were closed by Firecreek Petroleum, Inc. approximately March 31, 2006. The Firecreek Petroleum, Inc. subsidiary operations, wholly owned by the Company, were then moved to the Parent Company offices in Scottsdale Arizona. Firecreek Petroleum, Inc. remains liable under the terms of the original lease until expiration of the lease on May 31, 2007, unless otherwise negotiated; see also additional discussion and information contained in Item 3, Legal Proceedings included in this Report listed under the title Legal Proceedings, Texas Litigation, Hickman Investments, Ltd.

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2006 and 2005 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue and Associates, L.L.C. independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2007 for professional services rendered by Donahue and Associates, L.L.C. for the audit of the Company’s financial statements were $22,500 paid in first quarter 2008 for fiscal 2007, and $20,000 was paid first quarter 2007 for fiscal 2006. For quarterly review of interim financial statements filed on Form 10-QSB for fiscal 2007 and 2006, $6,500 and, $$3,600 respectively, was paid.

Audit-Related Fees

Donahue and Associates, L.L.C. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since December 22, 2003 Donahue Associates has not provided any professional services for tax compliance, tax advice and tax planning with the exception of consolidated tax returns for 2006 which were $450.00.

Other Fees

No other fees were paid to Donahue Associates, L.L.C.

PART F/S	FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 15, 2008 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, President, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R. Alexander	Chairman, President, and CFO	April 15, 2008
Dennis R. Alexander	(Chief Financial Officer)

/s/ Rupert C. Johnson	Director	April 15, 2008
Rupert C. Johnson

/s/ Dermot McAtamney	Executive Vice President, Co-Treasurer,	April 15, 2008
Dermot McAtamney	and Director

/s/ Dr. Mousa Hawamdah	Director	April 15, 2008
Dr. Mousa Hawamdah

/s/ Doug Leighton	Director	April 15, 2008
Doug Leighton

/s/ Michael Novielli	Director	April 15, 2008
Michael Novielli

/s/ Theodore Smith	Director	April 15, 2008
Theodore Smith

/s/ Douglas D’Agata	Director	April 15, 2008
Douglas D’Agata