Form 10-Q
period 2008-03-31
EGPI FIRECREEK, INC.
filed 2008-05-15
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

EGPI FIRECREEK, INC.

(Exact name of small business issuer as specified in its charter)

———————

NEVADA	0-32507	8-0345961
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

6564 Smoke Tree Lane Scottsdale, Arizona 85253

 (Address of Principal Executive Office) (Zip Code)

(480) 948-6581

(Issuer’s telephone number, including area code)

Energy Producers, Inc.

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2008, the registrant had 1,184,257,619 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 20,000,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.	X	Yes		No

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-QSB

March 31, 2008

TABLE OF CONTENTS

		PAGE
PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

	Consolidated Balance Sheets	3

	Consolidated Statement of Operations	4

	Consolidated Statement of Cash Flows	5

	Consolidated Statement of Changes in Shareholders' Equity	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4(T)	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregisterd Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	22

	Certifications

	Signature	23

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31 2008	December 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$111,073	$2,009,734
Accounts receivable	59,847	76,348
Deferred charges	17,843	13,739
Total current assets	$188,763	$2,099,821

Other assets:
Investment in Star Energy, fair market value	168,000	382,200
Deferred charges	94,642	116,934
Fixed assets- net	3,582,745	2,234,930

Total assets	$4,034,150	$4,833,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$850,044	$866,110
Equity line notes payable- net of discount	4,787,249	4,753,349
Total current liabilities	$5,637,293	$5,619,459

Advances payable to shareholders	218,925	218,926
Convertible debentures- net of discount	939,352	632,563
Derivative liability	2,309,012	2,146,974
Total liabilities	$9,104,582	$8,617,922

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001, one share convertible to ten common shares, no stated dividend. 20 million shares outstanding	200,000	200,000
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 1,184,257,619 at December 31, 2007 and at March 31, 2008	$1,184,257	$1,184,257
Additional paid in capital	20,970,812	20,970,812
Other comprehensive loss	(399,000)	(184,800)
Accumulated deficit	(27,026,501)	(25,954,306)
Total shareholders' deficit	(5,070,432)	(3,784,037)

Total Liabilities & Shareholders' Deficit	$4,034,150	$4,833,885

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

		As Restated
	March 31, 2008	March 31, 2007
Gross Revenues from sales	$219,970	$33,883
Cost of sales	(163,485)	(29,905)
Net Revenues from sales	$56,485	$3,978

General and administrative expenses:
General administration	$492,376	$298,373
Total general & administrative expenses	492,376	298,373

Net loss from operations	$(435,891)	$(294,395)

Other revenues and expenses:
Gain/Loss on derivative liability	(179,069)	14,615
Interest income	3,261	0
Interest expense	(460,496)	(187,656)

Net loss before provision for income taxes	$(1,072,195)	$(467,436)

Provision for income taxes	0	0

Net loss	$(1,072,195)	$(467,436)

Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	1,184,257,619	396,191,615

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

		As Restated
	March 31, 2008	March 31, 2007
Operating Activities:
Net loss	$(1,072,195)	$(467,436)

Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation & depletion expense	37,765	34,508
Interest expense	332,695	187,656
Amortization of deferred charges	18,188	19,601
Loss on derivative liability	179,069	(14,615)
Changes in other operating assets and liabilities :
Accounts receivable	16,501	(4,525)
Accounts payable and accrued expenses	(10,684)	(153,450)
Net cash used by operations	$(498,661)	$(398,261)

Investing activities:
Purchase of lease & equipment	$(1,400,000)	$0
Net cash used for investing activities	(1,400,000)	0

Financing Activities:
Credit equity line	$0	$435,000
Shareholder advances received	0	34,953
Net cash provided by financing activities	0	469,953

Net increase (decrease) in cash during the period	$(1,898,661)	$71,692

Cash balance at December 31st	2,009,734	14,955

Cash balance at March 31st	$111,073	$86,647

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

AS RESTATED

	Preferred Shares	Preferred Value	Common Shares	Par Value	Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(214,200)	(214,200)

Net loss for the period						(1,072,195)		(1,072,195)

Balance at March 31, 2008	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(27,026,501)	$(399,000)	$(5,070,432)

			Common Shares	Par Value	Paid in Capital	Accumulated Deficit		Total
Balance at December 31, 2006			395,367,446	$395,367	$18,887,168	$(24,480,256)		$(5,197,721)

Issued shares to pay equity line			4,021,500	4,022	26,616			30,637

Net loss for the period						(467,436)		(467,436)

Balance at March 31, 2007			399,388,946	$399,389	$18,913,784	$(24,947,692)		$(5,634,519)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

1.

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

EGPI Firecreek, Inc. (the “Company”) was incorporated in the State of Nevada in October 1995. Effective October 13, 2004, the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

The Company is a 50% non controlling owner of three gas wells in Sweetwater County, Wyoming, and owns other controlling oil and gas interests located in Knox and Ward Counties, Texas.

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

Revenue and Cost Recognition- Revenue is recognized from oil and gas sales at such time as the oil and gas is delivered to the buyer. For its producing activities, the Company uses successful efforts costing.

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

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2006 and 2005, the Company did not record any impairment.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

1.

ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

Deferred costs- Deferred costs are the costs of obtaining the equity line of credit discussed in Note 10 and are amortized over the life of the loan.

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

2.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the quarter  ended March 31, 2008 and the year ended December 31, 2007, the Company generated no material revenues and has relied on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans.  This situation raises the doubt of the Company’s ability to continue as a going concern

Management’s plans with regard to this matter are as follows:

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

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

3.

NET LOSS PER SHARE

The Company applies SFAS No. 128, “Earnings per Share” to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents in the form of warrants, convertible preferred stock, and convertible debentures.

The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

	March 31, 2008	March 31, 2007

Net loss	$(1,072,195)	$(467,436)

Total shares outstanding	1,184,257,619	395,367,446

Weighted average	1,184,257,619	396,191,615

Loss per share	$(0.00)	$0.00

4.

COMMON STOCK TRANSACTIONS

During the first quarter of 2007, the Company issued 4,021,500 shares of common stock to pay down the equity line of credit.

5.

PREFERRED STOCK SERIES

Series A preferred stock: Series A preferred stock has a par value of $0.001 per share and no stated dividend preference.  The Series A is convertible into common stock at a conversion ratio of one preferred share for one share of common stock.   Preferred A has liquidation preference over Preferred B stock and common stock.

Series B preferred stock: Series B preferred stock has a par value of $0.001 per share and no stated dividend preference.  The Series B is convertible into common stock at a conversion ratio of one preferred share for one share of common stock.  The Series B has liquidation preference over Preferred C stock and common stock.

Series C preferred stock: The Series C Preferred stock has a stated value of $0.001 and no stated dividend rate and is non-participatory.  One share of preferred is convertible into 10 shares of common stock.  The Series C has liquidation preference over common stock.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

6.

COMMON STOCK WARRANTS

A listing of common stock warrants outstanding is as follows:

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2006	41,562,000	$0.40	2.72

Issued	0
Exercised	0
Expired	(5,800,000)

Outstanding at December 31, 2007	35,762,000	$0.36	1.61

Issued	0
Exercised	0
Expired	0

Outstanding at March 31, 2008	35,762,000	$0.36	1.36

7.

FIXED ASSETS- NET

The following is a detailed list of fixed assets:

	March 31, 2008	December 31, 2007
Well leases	$2,313,325	$1,068,650
Well equipment	1,472,035	1,316,710
Accumulated depreciation & depletion	(202,615)	(150,430)
Fixed assets- net	$3,582,745	$2,234,930

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

8.

EQUITY CREDIT LINE

The equity line is canceled effectively 12/26/07, but the terms of all equity line promissory notes have not changed.

The following is the schedule of the equity line promissory notes payable at March 31, 2008:

Matured in September 2006, effective interest of 18.55%	$1,041,626
Matured in November 2006, effective interest of 22.12%	1,488,215
Matured in December 2006, effective interest of 22.12%	129,885
Matured in April 2007, effective interest of 22.12%	581,603
Matured in December 2007, effective interest of 17.34%	1,042,651
Matured in March 2008, effective interest of 25.68%	503,270

Total for former equity line of credit notes payable	$4,787,249

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

8.

EQUITY CREDIT LINE (CONTINUED)

At March 31, 2008, the Company is in default of the equity line promissory note agreement(s).  The equity line agreement provides for interest penalties in the event of a default.  The interest penalties are $1,871,156 at March 31, 2008, however, the lender, Duchess, has agreed not to enforce any of the penalty provisions as of the date of this report.

9. INCOME TAX PROVISION

	March 31, 2008	March 31, 2007
Net loss before provision for income taxes	$(1,072,195)	$(467,436)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,022,025)	(558,736)
Allowance for recoverability	1,022,025	558,736
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,022,025	$558,736
Allowance for recoverability	(1,022,025)	(558,736)
Deferred tax benefit	$0	$0

Note:

The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2007 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

10.

RESTATEMENT

During 2007, the Company discovered errors made in its financial statements. The Company adjusted subsequent period financial statements to reflect the following:

Balance Sheet Restatements:

Equity Line Notes Payable:

The equity line notes payable were issued with incentive debentures attached to the host contract.  In accordance with EITF 00-19 and SFAS 133, the derivative liabilities were bifurcated from the host contract at fair market value.  The corresponding debt discount is amortized over the life of the equity line note payable to interest expense on the statements of operations.  As of March 31, 2007, the debt discount associated with the issuance of the incentive debenture and the embedded conversion feature within the incentive debenture were $436,573.

Convertible Debenture:

The incentive convertible debentures attached to the equity line notes payable were bifurcated at fair market value as of the issuance date.  In accordance with SFAS 133, these debentures are marked to market at each balance sheet date.  As of March 31, 2007, the fair value of the incentive debentures were $856,275.

Derivative Liability:

The Company identified conversion features embedded within the incentive debentures.  In accordance with SFAS 133 and EITF 00-19, these conversion features were bifurcated from the incentive debentures and recorded at fair market value as of the issuance date.  In accordance with SFAS 133, the conversion features are marked to market at each balance sheet date, with the corresponding gain or loss recorded in the statements of operations.  As of March 31, 2007, the fair value of the conversion features are $689,863.

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

March 31, 2007

Dividend yield	0
Risk-free interest rate	4.0%
Straight bond yield	5.0%
Expected volatility	20
Market price	$0.007

Additional Paid in Capital and Other Comprehensive Income

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133 and bifurcated the incentive debentures from the host contract at intrinsic value to paid in capital and other comprehensive income.  The application was reversed and the Company correctly applied the accounting guidance as set forth in EITF 00-19 and SFAS 133.  The change resulted in a ($896,371) decrease to paid in capital for the quarter ended March 31, 2007.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

10.

RESTATEMENT (CONTINUED)

Statements of Operations Restatements:

General and Administrative:

The Company previously recorded the face amount of the incentive debentures to general and administrative expenses during the quarter ended March 31, 2007.  These incentives debentures were reclassified to at fair market value as a debt discount to the equity credit line. The change resulted in a decrease of $159,125 to general and administrative expenses during the quarter ended March 31, 2007.

Interest Expense:

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133.  The Company re-evaluated the application and recorded the incentive debentures and the conversion features at fair market value to debt discount.  The debt discount will be amortized over the life of the equity credit line to interest expense.  This change resulted in a $4,759 increase to interest expense during the quarter ended March 31, 2007.

Gain on Derivative Liability:

The Company accounted for the incentive debentures and conversion features utilizing the accounting guidance in EITF 00-19 and SFAS 133.  Both the incentive debentures and the conversion features were recorded at the fair market value on the date of issuance, and are marked to market on each balance sheet date.  The Company realized a gain on derivative liability in the amount of $14,617 for the quarter ended March 31, 2007.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

EGPI Firecreek, Inc. Consolidated Balance Sheet
	As Restated		Adjustment	As Filed
ASSETS	31-Mar-07		31-Mar-07	31-Mar-07

Current assets:
Cash	$86,647		$-	$86,647
Accounts receivable	4,525			4,525
Deferred charges	297,838		-	297,838
Total current assets	389,010		-	389,010
Other assets:			-
Fixed assets, net	834,362		-	834,362
Total assets	$1,223,372		$-	$1,223,372
			-
LIABILITIES AND SHAREHOLDERS' DEFICIT			-
			-
Current liabilities:			-
Accounts payable & accrued expenses	$712,448	$$	-	$712,448
Convertible debentures payable, net	-		(171,875)	171,875
Equity line notes payable, net of debt discount $436,573	4,396,300		(436,573)	4,832,873
Total current liabilties	5,108,748		(608,448)	5,717,196
Advances payable to shareholders	203,005		-	203,005
Convertible debenture	856,275		332,761	523,514
Derivative liability	689,863		689,863	-
Total liabilities	6,857,891		414,176	6,443,715
Shareholders' deficit:			-
Series A preferred stock, 20 million authorized, par value $0.001, one share			-
convertible to one common share, no stated dividend, none outstanding	-		-	-
Series B preferred stock, 20 million authorized, par value $0.001, one share			-
convertible to one common share, no stated dividend, none outstanding	-		-	-
Series C preferred stock, 20 million authorized, par value $0.001, one share			-
convertible to ten common share, no stated dividend	-		-	-
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued			-
and outstanding, 399,388,946 at March 31, 2007	399,389		-	399,389
Additional paid in capital	18,913,784		(896,371)	19,810,155
Accumulated deficit	(24,947,692)		482,195	(25,429,887)
Total shareholders' deficit	(5,634,519)		(414,176)	(5,220,343)
Total Liabilities & Shareholders' Deficit	$1,223,372		$-	$1,223,372

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

EGPI Firecreek, Inc. Consolidated Statement of Operations
	Unaudited		Unaudited
	As Restated	Adjustment	As Filed
	31-Mar-07	31-Mar-07	31-Mar-07

Gross revenues from sales	$33,883	$-	$33,883
Cost of sales	(29,905)	-	(29,905)
Net revenue from sales	3,978	-	3,978
General and administrative expenses:		-
General administration	298,373	(159,125)	457,498
Total general & administrative expenses	298,373	(159,125)	457,498
Net loss from operations	(294,395)	159,125	(453,520)
Other revenue and expenses		-
Interest Expense	(187,656)	(4,759)	(182,897)
Gain on derivative liability	14,615	14,615	-
Net loss before provision for income taxes	(467,436)	168,981	(636,417)
Provision for income taxes	-	-	-
Net loss before extraordinary item	(467,436)	168,981	(636,417)
Extraordinary item - extinguishment of debt (net of tax)	-	-	-
Net loss from continuing operations	(467,436)	168,981	(636,417)
Loss from discontinued operations (net of tax)	-	-	-
Net loss	$(467,436)	$168,981	$(636,417)
Basic & fully diluted net loss per common share:		-
Loss from continuing operations	$(0.00)	$ (0.00)	$-
Loss from discontinued operations	-	-	-
Gain from extraordinary item	-	-	-
Loss per share	$(0.00)	$(0.00)	$-
Weighted average common shares outstanding:
Basic & Fully diluted	396,191,615	-	396,191,615

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

11.

COMMITMENTS AND CONTINGENCIES

On February 28, 2008, the Company received a Demand for Arbitration (the “Demand”) from Star against the Company and Double Coin Ltd. (“Double Coin”), an entity co-owned in part by Mr. Rupert Johnson, a Director of the Company.  Mr. Johnson was retained and compensated by Star as a consultant in the transaction. The Demand alleges (i) the Company and Double Coin willfully failed to cooperate with Star in conducting its due diligence review in connection with various projects  (ii) that this failure to cooperate with its due diligence review prevented Star from acquiring any rights and interests in the projects and thus amounts to a breach of the Agreement; (iii) that the Company and Double Coin breached an implied duty of good faith and fair dealing; and (iv) that the Company and Double Coin made misrepresentations in connection with the transaction.  Star seeks (i) to have the Agreement declared null and void; (ii) the return of the shares issued to the Company (“Company Shares”); (iii) the Company to return the $100,000 cash payment (“Cash Payment”).

Although the Company is seeking to resolve this matter in an amicable fashion, the Company strongly disputes the allegations and is prepared to vigorously defend against the claims set forth in the Demand. Further, as stated in Section 3(a) of the Agreement, the Company Shares and the Company Cash were irrevocably issued upon execution of the Agreement. In March 2008, the Company received notice for mediation of the matter, and will proceed accordingly. No provision for a potential liability in regards to the resolution of this matter has been made to the financial statements at March 31, 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, as amended, and the other financial data appearing elsewhere in this Form 10-Q Report.

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

Overview

The Company is currently focused on oil and gas activities for development of interests acquired in Knox and Ward Counties, Texas and Sweetwater County, Wyoming for the production of oil and natural gas. During 2007 we limited and wound down the pursuit of and potential completion of projects overseas in Central Asian and European countries, but reserve the right to re-enter these activities at a future date.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006. This process undertook closing our Firecreek subsidiary Ft. Worth Texas offices, eliminating or lowering many expenses including employees, consultants, telephones, long distance, cellular fees, travel, office supplies, data fees, and other. Books, accounting records and data were transferred to the Parent offices located in Scottsdale Arizona. The restructuring helped to decrease overall operating losses for the year 2006, and also to a lesser extent conserved existing cash flows. Through 2007 and first quarter 2008, Firecreek has focused primarily on development of U.S. based domestic oil and gas operations in Texas and Wyoming.

Effective November 15, 2005, Firecreek purchased a 50% undivided working interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). Through our operator Newport Oil Corporation (“Newport”) having completed a successful workover program we commenced with gas production from two wells, the 16-1 and 7-16, in the first and second quarters of 2006, and subsequently began a workover program for a third well, the 13-9, in July of 2006 thereof. Experiencing technical difficulties and weather conditions Newport completed the 13-9 well in March of 2007. In the second quarter 2007 the 13-9 was taken off production as notified by our operator, for the purpose of removing water and fracing fluid build up and for the purpose of increasing the overall potential for future production. In late October of 2007 the Company approved an authorization for expenditure related to the 13-9 well (packer workover) to separate the Almond formation from the Lewis formation. Operations then attempted to reduce the water believed coming from the Almond formation, with goal to produce the Lewis sand formation on a commercial level. Due to the winter months creating difficulties for location work, our operator elected to delay further attempt to kick the well off until the spring of 2008 to see if the 13-9 can reach a commercial production level. At the time of filing of this report the Company awaits operations update as to status of the 13-9 well. Depending on the economics in the Wyoming area, the Company continues to contemplate one or more additional drilling programs for future development in the TMD.

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

On August 3, 2007, the Company through its Firecreek unit concluded a transaction for the sale of rights and opportunities for development works and projects located in the Ukraine. Through the agreement the purchaser acquired the rights to acquire licenses, permits and permissions to explore for and extract oil, natural gas or other natural resources on the territories referenced in the agreement. For additional information please see information and exhibits to a Report on Form 8-K filed on August 13, 2007, incorporated herein by reference. Please also see Item 1, Legal Proceedings in this report for updated status.

In January, 2008, Firecreek commenced with an enhancement/rehabilitation phase 2 program for the Fant Ranch Unit located in Knox County, Texas. The program includes cleaning out casing perforations, maintenance, paraffin removal, repair and acid stimulation for a majority of the oil wells in the unit. The purpose of the program has been to maintain the existing wells regularly, and to increase the overall well efficiency and production for the field. The Company has received indications from its operator that the program has been successful.

In January, 2008, Firecreek entered into an Assignment and Bill of Sale (the “Assignment”) with Success Oil Co., Inc. (“SOC”) relating to the purchase and sale of 75% working interests along with 56.25% corresponding net revenue in certain 40 acre tract of land and leases (the “North 40”), with and including a first right for an additional 40 acre lease (the “South 40”), located in Ward County, Texas, more commonly known as the J.B. Tubb leasehold estate (the “Tubb Lease”). The Company participated in a workover, drilling and development program, and has recently brought three wells online as a result. The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provided for turnkey drilling, re-entry, and included multiple wells on the North 40 Acres. Firecreek has subsequently acquired assignment of one Lower Clearfork formation in the Highland 2 Wellbore which is located on the South 40 of the J.B. Tubb Leasehold Estate (also see information contained in Current Report on Form 8-K/A filed on April 30, 2008). The Tubb Lease workover, drilling and development programs, have recently brought three wells online as a result, with two of the three wells effectively producing and selling oil and gas at the date of this report. For further information please see our Current Report on Form 8-K, as amended, originally filed on January 9, 2008, and amended and filed on April 30, 2008, incorporated herein by reference.

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

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis or Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

–

Inability of the company to secure additional financing.

–

Unexpected economic changes in the United States.

–

The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2008 and March 31, 2007.

Results of Operations

Three months ended March 31, 2008 vs. three months ended March 31, 2007.

There was $219,971 in revenues generated from the Company’s gas and oil lease production activities for Q1 2008 compared to $33,883 in revenues in Q1 2007. Revenues were attributed to i) the Wyoming gas well production ii) from producing oil wells in the Company’s Fant Ranch Unit interests, located in Knox County, Benjamin, Texas, and iii) from the recently acquired oil and gas interests the Company owns in the J.B. Tubb Leasehold Estate, located in  Amoco Crawar Field, Ward County, Texas. Operating costs were $163,485 in the first quarter of 2008 and $29,905 in the first quarter of 2007, producing gross profits of $56,485 for first quarter 2008 compared with $3,978 in the first quarter 2007.

General and administrative expense for Q1 2008 increased to $492,376 from $298,393 in Q1 2007. The increase was attributed to $325,000 in well enhancement/rehabilitation costs for wells in the Fant Ranch Unit.

Detail of general & administrative expenses:

	March 31, 2008	March 31, 2008
Advertising & promotion	$981	$680
Administration	7,622	135,356
Consulting	36,040	80,000
Depreciation	—	15,407
Investor incentives/commissions	—	—
Professional fees	107,468	45,000
Rent & storage	—	21,878
Salaries & benefits	15,265	—
Well workover	325,000	—

Total	$492,376	$298,373

Consulting fees of $36,040 were incurred for business advisory services.

Professional fees of $107,468 were incurred in regards to management advisory, legal costs, accounting, financial modeling.

Well workover costs of $325,000 were paid toward charges related to the Company’s interests owned in the Fant Ranch oil wells.

After deducting general and administrative costs, the Company experienced a loss from operations of $435,891 for the three months ended March 31, 2008 compared to an operating loss of $294,395 for the same period last year.

Interest expense increased in the three months ended March 31, 2008 to $460,496 compared to $187,656 for the same period last year. The increase of interest was due to the amortization of the debt discount associated with prior and new debentures and accrued interest on outstanding notes and debentures.

ITEM 3 – QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consulting and professional fees increased approximately $18,508 to $143,508 in Q1 2008 from $125,000 Q1 2007.

Net loss for Q1 2008 was $1,072,195 or $0.00 per share compared to a loss of $467,436, or $0.00 per share for Q1 2008.

Discussion of Financial Condition:  Liquidity and Capital Resources

At March 31, 2008 cash on hand was $111,073 as compared with $2,009,734 at December 31, 2007.

At March 31, 2008, the Company had working capital deficit of $5,448,530 compared to a working capital deficit of $3,519,638 at December 31, 2007.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at March 31, 2008 were $4,034,150 as compared to $4,833,885 at December 31, 2007.

The Company’s total stockholders’ deficit increased from $3,784,037 at December 31, 2007 to $5,070,432 at March 31, 2008.  Stockholders’ equity decreased $1,072,195 from operating losses incurred in Q1 2008 which includes loss from operations of $435,891 along with the balance of operating losses which are attributed to increases during the period on the derivative liability and interest on notes payable and incentive debentures.

ITEM 4(T) – CONTROLS AND PROCEDURES

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

EGPI Firecreek, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Management has attempted designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. During fiscal year 2007, management discovered certain errors made to the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005. Such errors, as more fully described in this annual report, in the Company’s consolidated financial statements are deemed by management to have occurred due to material weaknesses in the Company’s controls and procedures. Accordingly, based on our assessment we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting were not effective based on those criteria outlined under the Securities Exchange Act. The Company has taken steps to remediate these material weaknesses, including engaging an outside consulting firm to assist with certain complex accounting of the Company’s convertible securities.

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

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Texas Litigation

Hickman Investments, Ltd.

On July 23, 2007, the Company received notice from the Secretary of State of Texas that Hickman Investments, Ltd. (“Hickman”) filed a Plaintiff’s First Amended Orginal Petition against the Company’s wholly-owned subsidiary Fircreek Petroleum, Inc. (“FPI”), in Tarrant County, Texas (Cause No. 06-048109-3) seeking judgment against FPI for breach of lease, foreclosure of Hickman’s liens on FPI’s property, attorney’s fees, cost of court, pre-judgment interest, and interest on the judgment from date until paid (the “Hickman Petition”).  The Company strongly believes that the Hickman Petition is wholly unmeritorious and procedurally flawed. The Company will vigorously challenge and defend against all claims contained in the Hickman Petition. With respect to the matters in the filing: on August 9, 2007, the Company filed a general denial with the Tarrant County Court At Law, with the matter then held in abeyance pending further clarifications and discussions. In March 2008 the Company received request for interrogatories, has answered said interrogatories by May 2008, and has filed interrogatories on Hickman, is awaiting their answers, and is in preparation for an upcoming mediation hearing. (Please also see information contained in current Report on Form 8-K filed on July 27, 2007, incorporated herein by reference.)

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

Demand for Arbitration

On February 28, 2008, the Company received a Demand for Arbitration (the “Demand”) from Star against the Company and Double Coin Ltd. (“Double Coin”), an entity co-owned in part by Mr. Rupert Johnson, a Director of the Company.  Mr. Johnson was retained and compensated by Star as a consultant in the transaction. The Demand alleges (i) the Company and Double Coin willfully failed to cooperate with Star in conducting its due diligence review in connection with various projects  (ii) that this failure to cooperate with its due diligence review prevented Star from acquiring any rights and interests in the projects and thus amounts to a breach of the Agreement; (iii) that the Company and Double Coin breached an implied duty of good faith and fair dealing; and (iv) that the Company and Double Coin made misrepresentations in connection with the transaction.  Star seeks (i) to have the Agreement declared null and void; (ii) the return of the 2,100,000 shares issued to the Company (“Company Shares”); (iii) the Company to return the $100,000 cash payment (“Cash Payment”).

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following.

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

Date:  May 15, 2008

EGPI FIRECREEK, INC.

By:	/s/ DENNIS ALEXANDER
Name	Dennis Alexander
Title:	Chairman, President, and CFO