Form 10QSB/A
period 2007-09-30
EGPI FIRECREEK, INC.
filed 2008-05-30
CIK 1106848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

(AMENDMENT #2)

———————

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

Yes ☐ No ☒

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

EGPI FIRECREEK, INC.

AND SUBSIDIARIES

(F/K/A ENERGY PRODUCERS, INC.)

FORM 10-QSB FOR THE QUARTER ENDED

SEPTEMBER 30, 2007

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	Restated
	Unaudited
ASSETS	30-Sep-07	31-Dec-06
Current assets:
Cash	$97,341	$14,955
Accounts receivable	39,890	0
Deferred charges	130,879	319,190
Total current assets	$268,110	$334,145
Other assets:
Investment in Star Energy at market	630,000	0
Deferred charges	95,659	0
Fixed assets- net	2,275,663	868,869
Total assets	$3,269,432	$1,203,014
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$765,070	$839,373
Equity line notes payable, net of debt discount $217,895, and $295,828	5,102,288	4,049,777
Total current liabilities	$5,867,358	$4,889,150
Advances payable to shareholders	218,926	168,052
Convertible debenture, net of debt discount $1,550,206	386,794	737,372
Derivative liability	3,118,825	606,161
Total liabilities	$9,591,903	$6,400,735
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $0.001,one share convertible to ten common shares, no stated dividend	0	0
Common stock- $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 429,749,872 at September 30, 2007 and 395,367,446 shares at December 31, 2006	$429,749	$395,367
Additional paid in capital	19,055,046	18,887,168
Other comprehensive income	63,000	0
Accumulated deficit	(25,870,266)	(24,480,256)
Total shareholders' deficit	(6,322,471)	(5,197,721)
Total Liabilities & Shareholders' Deficit	$3,269,432	$1,203,014

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Restated	Restated	Restated	Restated
	Nine Months	Nine Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Gross Revenues from sales	$254,414	$108,748	$174,198	$58,066
Cost of sales	(238,009)	(67,645)	(151,991)	(33,147)
Net Revenues from sales	$16,405	$41,103	$22,207	$24,919
General and administrative expenses:
General administration	$984,458	$1,172,790	$325,812	$220,922
Total general & administrative expenses	984,458	1,172,790	325,812	220,922
Net loss from operations	(968,053)	$(1,131,687)	$(303,605)	$(196,003)
Gain on sale of asset	667,000	0	667,000	0
Interest expense	(1,166,525)	(1,475,044)	(376,022)	(527,057)
Gain on derivative liability	77,568	435	41,307	13,828
Net loss before provision for income taxes	$(1,390,010)	$(2,606,296)	$28,680	$(709,232)
Provision for income taxes	0	0	0	0
Net loss	$(1,390,010)	$(2,606,296)	$28,680	$(709,232)
Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average of common shares outstanding:
Basic & fully diluted	410,103,767	273,477,533	410,103,767	273,477,533

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(UNAUDITED)

	Restated	Restated
	Unaudited	Unaudited
	30-Sep-07	30-Sep-06
Operating Activities:
Net loss	$(1,390,010)	$(2,606,296)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation expense	93,206	63,720
Consulting expense	58,784	5,407
Interest expense	1,115,172	1,015,417
Gain on sale of asset	(567,000)	--
Changes in other operating assets and liabilities :
Accounts receivable	(39,337)	(147,347)
Accounts payable and accrued expenses	(74,303)	125,483
Net cash used by operations	$(803,488)	$(1,543,616)
Investing activities:
Purchase of Fant Ranch lease & equipment	$(1,500,000)	$0
Net cash used for investing activities	(1,500,000)	0
Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debenture	1,900,000	0
Issuance common stock	0	79,840
Warrants converted to stock	0	100,000
Shareholder advances received (paid)	50,874	17,649
Net cash provided by financing activities	2,385,874	1,702,489
Net increase (decrease) in cash during the period	$82,386	$158,873
Cash balance at January 1st	14,955	149,962
Cash balance at September 30th	$97,341	$308,835
Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

(FORMERLY ENERGY PRODUCERS, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

As Restated

	Preferred Shares	Preferred Value	Common Shares		Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total

Balance at January 1, 2007	—	—	395,367,446	$395,367	$18,887,168	$(24,480,256)		$(5,197,721)

Issued shares to pay equity line			24,239,568	24,240	119,236			143,476
Shares issued to pay consultants			10,142,858	10,142	48,642			58,784
Gain on investment in Star Energy							63,000	63,000
Net loss for the period						(1,390,010)		(1,390,010)

Balance at September 30, 2007	—	$—	429,749,872	$429,749	$19,055,046	$(25,870,266)	$63,000	$(6,322,471)

Balance at January 1, 2006	2,025,000	$1,539,000	220,913,500	$220,913	$15,420,627	$(20,129,554)		$(2,949,014)

Issuance of warrants					5,407			5,407
Issuance of common stock			4,148,514	4,149	75,691			79,840
Conversion of warrants			4,000,000	4,000	96,000			100,000
Conversion of preferred stock	(2,025,000)	(1,539,000)	20,250,000	20,250	1,518,750			—
Issued shares to pay equity line			48,439,432	48,439	1,030,632			1,079,071
Net loss for the period						(2,606,296)		(2,606,296)

Balance at September 30, 2006	—	—	297,751,446	297,751	18,147,107	(22,735,850)		(4,290,992)

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

Net loss per common share has been computed as follows:

	30-Sep-07	30-Sep-06
Net loss	$(1,390,010)	$($2,606,296)
Total shares outstanding	429,749,872	297,751,446
Weighted average	410,103,767	273,477,533
Loss per share	$(0.00)	$(0.01)

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

7. Issuance of Incentive Convertible Debentures

During the period ended September 30, 2007 and for the year ended December 31, 2006, the Company issued incentive convertible debentures to the holders of the Equity Credit Line. Under the guidance of, Derivative Implementation Group Issue No. K1, “Miscellaneous: Determining Whether Separate Transactions Should Be Viewed as a Unit”, the Company determined that the incentive debentures should be viewed as unit with the promissory notes issued on the Equity Credit Line. These incentive debentures were not clearly and closely related to the host contracts, and have been bifurcated as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Therefore, as of September 30, 2007 and 2006, the Company had classified the fair value of all incentive debentures as a derivative liability.

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

As of September 30, 2007, the Company has issued a non-interest bearing incentive debenture with a face value of $140,000 to pay an incentive fee to the holder of the equity credit line. The incentive debenture was recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance. The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion. The incentive debenture matures in March 2012. At issuance, the incentive debenture was valued using a Black Scholes Option Pricing Model utilizing the following assumptions: volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0. The fair market value will be assessed each balance sheet date over the maturity of the debenture and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

During the period ended September 30, 2006, the Company issued non-interest bearing incentive convertible debentures with a face value of $471,875 to pay an incentive fee to the holder of the equity credit line. These debentures were recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance. The debentures are convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion. The incentive debentures mature in April 2007 and June 2011. At issuance, the conversion feature was valued using a Black Scholes Option Pricing Model utilizing the following assumptions: volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0. The fair market value will be assessed each balance sheet date over the maturity of the debentures and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

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

All derivative liabilities are assessed at each balance sheet date and are marked to market. At September 30, 2007, the following assumptions were utilized in the fair market value assessment: volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0.

8. Issuance of Warrants

A list of warrants outstanding is as follows:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at December 31, 2005	40,062,000	$0.37	3.24
Issued	5,500,000
Exercised	(4,000,000)
Expired
Outstanding at December 31, 2006	41,562,000	$0.40	2.72
Issued	0
Exercised	0
Expired	0
Outstanding at September 30, 2007	41,562,000	$0.40	1.89

The majority of the warrants are exercisable at 75% of the common stock market price 20 days prior to conversion.

9. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-07	30-Sep-06
Net loss before provision for income taxes	$(1,390,010)	$(2,606,296)
Current tax expense:
Federal	$$0	$0
State	0	0
Total	$$0	$0
Less deferred tax benefit:
Timing differences	(1,656,947)	(1,106,364)
Allowance for recoverability	1,656,947	1,106,364
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$1,656,947	$1,106,364
Allowance for recoverability	(1,656,947)	(1,106,364)
Deferred tax benefit	$0	$0
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

10. Restatement

During 2007, the Company discovered errors made in the financial statements issued for the quarters ending September 30, June 30, and March 31, 2007 and 2006. The Company adjusted prior period financial statements to reflect the following:

Balance Sheet Restatements:

Equity Line Notes Payable:

The equity line notes payable were issued with incentive debentures attached to the host contract. In accordance with EITF 00-19 and SFAS 133, the derivative liabilities were bifurcated from the host contract at fair market value. The corresponding debt discount is amortized over the life of the equity line note payable to interest expense on the statement of operations. The debt discount associated with the issuance of the incentive debenture and the embedded conversion feature within the incentive debenture were:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
$416,812	$455,893	$585,151	$436,573	$1,928,028	$1,768,101

Convertible Debenture:

The incentive convertible debentures attached to the equity line notes payable were bifurcated at fair market value as of the issuance date. In accordance with SFAS 133, these debentures are marked to market at each balance sheet date. The fair value were as follows:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
$354,660	$719,577	$729,516	$856,275	$868,102	$880,094

Derivative Liability:

The Company identified conversion features embedded within the incentive debentures. In accordance with SFAS 133 and EITF 00-

19, these conversion features were bifurcated from the incentive debentures and recorded at fair market value as of the issuance date. In accordance with SFAS 133, the conversion features are marked to market at each balance sheet date, with the corresponding gain or loss recorded in the statement of operations. The fair value of the conversion feature were:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
$311,737	$634,419	$620,593	689,863	$2,280,037	$2,238,731

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

	Quarters Ended,
	2007	2006

Dividend yield	0	0
Risk-free interest rate	4.0%	4.0%
Straight bond yield	5.0%	5.0%
Expected volatility	20	20
Market price	$0.007 - $0.003	$0.0220-$0.0132

Additional Paid in Capital and Other Comprehensive Income

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133 and bifurcated the incentive debentures from the host contract at intrinsic value to paid in capital and other comprehensive income. The application was reversed and the Company correctly applied the accounting guidance as set forth in EITF 00-19 and SFAS 133. This resulted in a change to paid in capital as follows:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
$420,562	$812,910	$827,501	$896,371	$1,563,039	$1,563,039

Statement of Operations Restatements:

General and Administrative:

The Company previously recorded the face amount of the incentive debentures to general and administrative expenses during the year ended December 31, 2005. These incentives debentures were reclassified to at fair market value as a debt discount to the equity credit line. The change resulted in a change to general and administrative expenses as follows:.

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
$38,245	($187,097)	($469,853)	($159,125)	($0)	($115,369)

Interest Expense:

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133. The Company re-evaluated the application and recorded the incentive debentures and the conversion features at fair market value to debt discount. The debt discount will be amortized over the life of the equity credit line to interest expense. This change resulted in the following changes to interest expense:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
($28,163)	($296,098)	($147,199)	($4,759)	($369,153)	($15,044)

Gain on Derivative Liability:

The Company accounted for the incentive debentures and conversion features utilizing the accounting guidance in EITF 00-19 and SFAS 133. Both the incentive debentures and the conversion features were recorded at the fair market value on the date of issuance, and are marked to market on each balance sheet date. The Company realized a gain/(loss) on derivative liability as follows:

March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007	June 30, 2007	September 30, 2007
($20,767)	$7,374	$13,828	$14,615	$21,646	$41,307

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited As Filed		Unaudited As Restated
		Adjustment
ASSETS	31-Mar-06	31-Mar-06	31-Mar-06
Current assets:
Cash	$1,541	$—	$1,541
Accounts receivable	2,653	—	2,653
Total current assets	4,194	—	4,194
Other assets:
Other receivables	3,364	—	3,364
Fixed assets, net	688,923	—	688,923
Total assets	$696,481	$—	$696,481

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$514,845	$—	$514,845
Convertible debentures payable, net	—	—	—
Equity line notes payable, net of debt discount $416,812	2,643,288	(416,812)	3,060,100
Total current liabilities	3,158,133	(416,812)	3,574,945
Advances payable to shareholders	149,557	—	149,557
Convertible debenture	354,660	236,130	118,530
Derivative liability	311,737	311,737	—
Total liabilities	3,974,087	131,055	3,843,032
Net liabilities of discontinued operations		(78,352)	78,352
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	$—	$—	$—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	—	—	—
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 258,173,350 at March 31, 2006	258,172	—	258,172
Additional paid in capital	17,412,733	(420,562)	17,833,295
Accumulated deficit	(20,948,511)	367,859	(21,316,370)
Total shareholders’ deficit	(3,277,606)	(52,703)	(3,224,903)
Total Liabilities & Shareholders' Deficit	$696,481	$—	$696,481

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited As Restated		Unaudited As Filed
		Adjustment
	31-Mar-06	31-Mar-06	31-Mar-06
Gross revenues from sales	$7,980	$—	$7,980
Cost of sales	(6,647)	—	(6,647)
Net revenue from sales	1,333	—	1,333
General and administrative expenses:
General administration	504,928	38,245	466,683
Total general & administrative expenses	504,928	38,245	466,683
Net loss from operations	(503,595)	(38,245)	(465,350)
Other revenue and expenses
Interest Expense	(331,533)	(28,163)	(303,370)
Gain on derivative liability	(20,767)	(20,767)	—
Net loss before provision for income taxes	(855,895)	(87,175)	(768,720)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(855,895)	(87,175)	(768,720)
Extraordinary item — extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(855,895)	(87,175)	(768,720)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(855,895)	(87,175)	$(768,720)
Basic & fully diluted net loss per common share:
Loss from continuing operations	(0.00)	$(0.00)	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$(0.00)	$—
Weighted average common shares outstanding:
Basic & Fully diluted	246,915,462	—	246,915,462

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited As Restated		Unaudited As Filed
		Adjustment
ASSETS	30-Jun-06	30-Jun-06	30-Jun-06
Current assets:
Cash	$864,518	$—	$864,518
Accounts receivable	9,851	—	9,851
Deferred charges	179,324	—	179,324
Total current assets	1,053,693	—	1,053,693
Other assets:	—
Deferred Charges	379,306	—	379,306
Fixed assets, net	659,672	—	659,672
Total assets	$2,092,671	$—	$2,092,671

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$401,100	$—	$401,100
Convertible debentures payable, net	—	—	—
Equity line notes payable, net of debt discount $455,893	3,656,317	(455,893)	4,112,210
Total current liabilties	4,057,417	(455,893)	4,513,310
Advances payable to shareholders	224,327	(8,748)	233,075
Convertible debenture	719,577	413,838	305,739
Derivative liability	634,419	634,419	—
Total liabilities	5,635,740	583,616	5,052,124
Net liabilities from discontinued operations	78,352		78,352
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	—	—	—
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 292,772,112 at June 30, 2006	292,771	—	292,771
Additional paid in capital	18,112,426	(812,910)	18,925,336
Accumulated deficit	(22,026,618)	229,294	(22,255,912)
Total shareholders' deficit	(3,621,421)	(583,616)	(3,037,805)
Total Liabilities & Shareholders' Deficit	$2,092,671	$—	$2,092,671

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Six Months As Restated	Six Months Adjustment
			Unaudited
			As Filed
	30-Jun-06	30-Jun-06	30-Jun-06

Gross revenues from sales	$50,682	$—	$50,682
Cost of sales	(34,498)	—	(34,498)
Net revenue from sales	16,184	—	16,184
General and administrative expenses:
General administration	951,868	(148,852)	1,100,720
Total general & administrative expenses	951,868	(148,852)	1,100,720
Net loss from operations	(935,684)	148,852	(1,084,536)
Other revenue and expenses
Interest Expense	(947,987)	(324,261)	(623,726)
Gain on derivative liability	(13,393)	(13,393)	—
Net loss before provision for income taxes	(1,897,064)	(188,802)	(1,708,262)
Provision for income taxes	—	—	(1,708,262)
Net loss before extraordinary item	(1,897,064)	(188,802)	(1,708,262)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(1,897,064)	(188,802)	(1,708,262)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(1,897,064)	$(188,802)	$(1,708,262)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.01)	—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.01)	$(0.01)	$—
Weighted average common shares outstanding:
Basic & Fully diluted	261,697,742	—	261,697,742

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months As Restated	Adjustment	Unaudited Three Months As Filed

	30-Jun-06	30-Jun-06	30-Jun-06

Gross revenues from sales	$42,702	$—	$42,702
Cost of sales	(27,851)	—	(27,851)
Net revenue from sales	14,851	—	14,851
General and administrative expenses:
General administration	446,940	(187,097)	634,037
Total general & administrative expenses	446,940	(187,097)	634,037
Net loss from operations	(432,089)	187,097	(619,186)
Other revenue and expenses
Interest Expense	(616,454)	(296,098)	(320,356)
Gain on derivative liability	7,374	7,374	—
Net loss before provision for income taxes	(1,041,169)	(101,627)	(939,542)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(1,041,169)	(101,627)	(939,542)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(1,041,169)	(101,627)	(939,542)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(1,041,169)	$(101,627)	$(939,542)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$(0.00)	$—
Weighted average common shares outstanding:
Basic & Fully diluted	278,558,461	—	278,558,461

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited As Restated		Unaudited As Filed
		Adjustment
ASSETS	30-Sep-06	30-Sep-06	30-Sep-06
Current assets:
Cash	$308,835	$—	$308,835
Accounts receivable	14,353	—	14,353
Deferred charges	123,399	—	123,399
Total current assets	446,587	—	446,587
Other assets:	—
Fixed assets, net	630,101	—	630,101
Deferred charges	315,511	—	315,511
Total assets	$1,392,199	$—	$1,392,199

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$428,559	$—	$428,559
Convertible debentures payable, net	—	—	—
Equity line notes payable, net of debt discount $585,151	3,724,925	(585,151)	4,310,076
Total current liabilties	4,153,484	(585,151)	4,738,635
Advances payable to shareholders	179,598	—	179,598
Convertible debenture	729,516	304,635	424,881
Derivative liability	620,593	620,593	—
Total liabilities	5,683,191	340,077	5,343,114
Net liabilities of discontinued operations	—	—	78,352
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	—	—	—
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 297,751,446 at September 30, 2006	297,750	—	297,750
Additional paid in capital	18,147,108	(827,501)	18,974,609
Accumulated deficit	(22,735,850)	565,776	(23,301,626)
Total shareholders' deficit	(4,290,992)	(261,725)	(4,029,267)
Total Liabilities & Shareholders' Deficit	$1,392,199	$—	$1,392,199

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Nine Months As Restated	Adjustment	Unaudited Nine Months As Filed

	30-Sep-06	30-Sep-06	30-Sep-06

Gross revenues from sales	$108,748	$—	$108,748
Cost of sales	(67,645)	—	(67,645)
Net revenue from sales	41,103	—	41,103
General and administrative expenses:
General administration	1,172,790	(618,705)	1,791,495
Total general & administrative expenses	1,172,790	(618,705)	1,791,495
Net loss from operations	(1,131,687)	618,705	(1,750,392)
Other revenue and expenses
Gain on sale of asset	—	—	—
Interest Expense	(1,475,044)	(471,460)	(1,003,584)
Gain on derivative liability	435	435	—
Net loss before provision for income taxes	(2,606,296)	147,680	(2,753,976)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(2,606,296)	147,680	(2,753,976)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(2,606,296)	147,680	(2,753,976)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(2,606,296)	$147,680	$(2,753,976)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.01)	$0.00	$(0.01)
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.01)	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic & Fully diluted	273,477,533	—	273,477,533

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months As Restated		Unaudited Three Months As Filed

		Adjustment
	30-Sep-06	30-Sep-06	30-Sep-06

Gross revenues from sales	$58,066	$—	$58,066
Cost of sales	(33,147)	—	(33,147)
Net revenue from sales	24,919	—	24,919
General and administrative expenses:
General administration	220,922	(469,853)	690,775
Total general & administrative expenses	220,922	(469,853)	690,775
Net loss from operations	(196,003)	469,853	(665,856)
Other revenue and expenses
Gain on sale of asset	—	—	—
Interest Expense	(527,057)	(147,199)	(379,858)
Gain on derivative liability	13,828	13,828	—
Net loss before provision for income taxes	(709,232)	336,482	(1,045,714)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(709,232)	336,482	(1,045,714)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(709,232)	336,482	(1,045,714)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(709,232)	$336,482	$(1,045,714)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Gain from extraordinary item	(0.00)	(0.00)	(0.00)
Loss per share	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic & Fully diluted	294,386,878	—	294,386,878

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

	As Restated	Adjustment	As Filed
ASSETS	31-Mar-07	31-Mar-07	31-Mar-07
Current assets:
Cash	$86,647	$—	$86,647
Accounts receivable	4,525	4,525
Deferred charges	297,838	—	297,838
Total current assets	389,010	—	389,010
Other assets:	—
Fixed assets, net	834,362	—	834,362
Total assets	$1,223,372	$—	$1,223,372

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$712,448	$—	$712,448
Convertible debentures payable, net	—	(171,875)	171,875
Equity line notes payable, net of debt discount $436,573	4,396,300	(436,573)	4,832,873
Total current liabilties	5,108,748	(608,448)	5,717,196
Advances payable to shareholders	203,005	—	203,005
Convertible debenture	—	(523,514)	523,514
Derivative liability	1,546,138	1,546,138	—
Total liabilities	6,857,891	414,176	6,443,715
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding
	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding
	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend
	—	—	—
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 399,388,946 at March 31, 2007
	399,389	—	399,389
Additional paid in capital	18,913,784	(896,371)	19,810,155
Accumulated deficit	(24,947,692)	482,195	(25,429,887)
Total shareholders' deficit	(5,634,519)	(414,176)	(5,220,343)
Total Liabilities & Shareholders' Deficit	$1,223,372	$—	$1,223,372

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited As Restated		Unaudited As Filed
		Adjustment
	31-Mar-07	31-Mar-07	31-Mar-07

Gross revenues from sales	$33,883	$—	$33,883
Cost of sales	(29,905)	—	(29,905)
Net revenue from sales	3,978	—	3,978
General and administrative expenses:
General administration	298,373	(159,125)	457,498
Total general & administrative expenses	298,373	(159,125)	457,498
Net loss from operations	(294,395)	159,125	(453,520)
Other revenue and expenses
Interest Expense	(187,656)	(4,759)	(182,897)
Gain on derivative liability	14,615	14,615	—
Net loss before provision for income taxes	(467,436)	168,981	(636,417)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(467,436)	168,981	(636,417)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(467,436)	168,981	(636,417)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(467,436)	$168,981	$(636,417)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$0.00	$(0.00)
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$0.00	$(0.00)
Weighted average common shares outstanding:
Basic & Fully diluted	396,191,615	—	396,191,615

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited As Restated	Unaudited Adjustment
			As Filed
ASSETS	30-Jun-07	30-Jun-07	30-Jun-07
Current assets:
Cash	$1,853,418	$—	$1,853,418
Accounts receivable	7,152	7,152
Deferred charges	229,866	—	229,866
Total current assets	2,090,436	—	2,090,436
Other assets:	—
Deferred Charges	99,257	—	99,257
Fixed assets, net	795,267	—	795,267
Total assets	$2,984,960	$—	$2,984,960

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$782,342	$—	$782,342
Convertible debentures payable, net	—	(171,875)	171,875
Equity line notes payable, net of debt discount $320,257	4,925,940	61,500	4,864,440
Total current liabilties	5,708,282	(110,375)	5,818,657
Advances payable to shareholders	217,138	—	217,138
Convertible debenture, net of debt discount $1,607,771	392,229	(1,609,413)	2,001,642
Derivative liability	3,148,139	3,148,139	—
Total liabilities	9,465,788	1,428,351	8,037,437
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding
	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding
	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend
	—	—	—
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 417,353,804 at June 30, 2007
	417,353	—	417,353
Additional paid in capital	19,000,765	(1,563,039)	20,563,804
Accumulated deficit	(25,898,946)	134,688	(26,033,634)
Total shareholders' deficit	(6,480,828)	(1,428,351)	(5,052,477)
Total Liabilities & Shareholders' Deficit	$2,984,960	$—	$2,984,960

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Six Months As Restated	Adjustment	Unaudited Six Months As Filed
	30-Jun-07	30-Jun-07	30-Jun-07

Gross revenues from sales	$80,216	$—	$80,216
Cost of sales	(86,018)	—	(86,018)
Net revenue from sales	(5,802)	—	(5,802)
General and administrative expenses:
General administration	658,646	(159,125)	817,771
Total general & administrative expenses	658,646	(159,125)	817,771
Net loss from operations	(664,448)	159,125	(823,573)
Other revenue and expenses
Interest Expense	(790,503)	(373,912)	(416,591)
Gain on derivative liability	36,261	36,261	—
Net loss before provision for income taxes	(1,418,690)	(178,526)	(1,240,164)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(1,418,690)	(178,526)	(1,240,164)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(1,418,690)	(178,526)	(1,240,164)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(1,418,690)	$(178,526)	$(1,240,164)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$(0.00)	$—
Weighted average common shares outstanding:
Basic & Fully diluted	403,154,759	—	403,154,759

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months As Restated	Adjustment	Unaudited Three Months As Filed
	30-Jun-07	30-Jun-07	30-Jun-07

Gross revenues from sales	$46,333	$—	$46,333
Cost of sales	(56,113)	—	(56,113)
Net revenue from sales	(9,780)	—	(9,780)
General and administrative expenses:
General administration	360,273	—	360,273
Total general & administrative expenses	360,273	—	360,273
Net loss from operations	(370,053)	—	(370,053)
Other revenue and expenses
Interest Expense	(602,847)	(369,153)	(233,694)
Gain on derivative liability	21,646	21,646	—
Net loss before provision for income taxes	(951,254)	(347,507)	(603,747)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(951,254)	(347,507)	(603,747)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(951,254)	(347,507)	(603,747)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(951,254)	$(347,507)	$(603,747)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$(0.00)	$—
Weighted average common shares outstanding:
Basic & Fully diluted	410,082,378	—	410,082,378

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited As Restated	Adjustment	Unaudited As Filed
ASSETS	30-Sep-07	30-Sep-07	30-Sep-07
Current assets:
Cash	$97,341	$—	$97,341
Accounts receivable	39,890		39,890
Deferred charges	130,879	—	130,879
Total current assets	268,110	—	268,110
Other assets:
Investment in Star Energy at market	630,000		630,000
Deferred Charges	95,659	—	95,659
Fixed assets, net	2,275,663	—	2,275,663
Total assets	$3,269,432	$—	$3,269,432

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$765,070	$—	$765,070
Convertible debentures payable, net	—	(171,875)	171,875
Equity line notes payable, net of debt discount $217,895	5,102,288	207,359	4,894,929
Total current liabilties	5,867,358	35,484	5,831,874
Advances payable to shareholders	218,926	—	218,926
Convertible debenture, net of debt discount $1,550,206	386,794	(1,870,590)	2,257,384
Derivative liability	3,118,825	3,118,825	—
Total liabilities	9,591,903	1,283,719	8,308,184
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	—	—	—

Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 429,749,872 at September 30, 2007	429,749	—	429,749
Additional paid in capital	19,055,046	(1,563,039)	20,618,085
Other comprehensive income	63,000	—	63,000
Accumulated deficit	(25,870,266)	279,320	(26,149,586)
Total shareholders' deficit	(6,322,471)	(1,283,719)	(5,038,752)
Total Liabilities & Shareholders' Deficit	$3,269,432	$—	$3,269,432

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited Nine Months As Restated	Adjustment	Unaudited Nine Months As Filed
	30-Sep-07	30-Sep-07	30-Sep-07

Gross revenues from sales	$254,414	$—	$254,414
Cost of sales	(238,009)	—	(238,009)
Net revenue from sales	16,405	—	16,405
General and administrative expenses:
General administration	984,458	(277,494)	1,261,952
Total general & administrative expenses	984,458	(277,494)	1,261,952
Net loss from operations	(968,053)	277,494	(1,245,547)
Other revenue and expenses		—
Gain on sale of asset	667,000		667,000
Interest Expense	(1,166,525)	(388,956)	(777,569)
Gain on derivative liability	77,568	77,568	—
Net loss before provision for income taxes	(1,390,010)	(33,894)	(1,356,116)
Provision for income taxes	—	—	—
Net loss before extraordinary item	(1,390,010)	(33,894)	(1,356,116)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	(1,390,010)	(33,894)	(1,356,116)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$(1,390,010)	$(33,894)	$(1,356,116)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$(0.00)	$(0.00)	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$(0.00)	$(0.00)	$—

Weighted average common shares outstanding:
Basic & Fully diluted	410,103,767	—	410,103,767

EGPI FIRECREEK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Unaudited Three Months As Restated	Adjustment	Unaudited Three Months As Filed
	30-Sep-07	30-Sep-07	30-Sep-07

Gross revenues from sales	$174,198	$—	$174,198
Cost of sales	(151,991)	—	(151,991)
Net revenue from sales	22,207	—	22,207
General and administrative expenses:
General administration	325,812	(115,369)	441,181
Total general & administrative expenses	325,812	(115,369)	441,181
Net loss from operations	(303,605)	115,369	(418,974)
Other revenue and expenses		—
Gain on sale of asset	667,000		667,000
Interest Expense	(376,022)	(15,044)	(360,978)
Gain on derivative liability	41,307	41,307	—
Net loss before provision for income taxes	28,680	141,632	(112,952)
Provision for income taxes	—	—	—
Net loss before extraordinary item	28,680	141,632	(112,952)
Extraordinary item - extinguishment of debt (net of tax)	—	—	—
Net loss from continuing operations	28,680	141,632	(112,952)
Loss from discontinued operations (net of tax)	—	—	—
Net loss	$28,680	$141,632	$(112,952)
Basic & fully diluted net loss per common share:
Loss from continuing operations	$0.00	$0.00	$—
Loss from discontinued operations	—	—	—
Gain from extraordinary item	—	—	—
Loss per share	$0.00	$0.00	$—
Weighted average common shares outstanding:
Basic & Fully diluted	410,103,767	—	410,103,767

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

I. Results of Operations

Nine months ended September 30, 2007 vs. nine months ended September 30, 2006.

There was $254,414 in total revenues generated from the Company’s oil and gas lease production. Cost of sales for oil and gas production were $238,009 producing a net profit from sales of $16,405 in the first nine months of 2007 compared to $41,103 for the same period in 2006. The decrease in net sales profit during the period was attributable to softening of regional gas prices for the OPAL system, and increased expenses related to gas production activities in Wyoming attributed to additional lease operating expense costs for the third well, no. 13-9, which did not contribute significantly to revenue through the period. General and administrative costs for the first nine months of 2007 were $984,458 which resulted in a net loss from operations of $968,053.

Additionally during the latter part of the period, the Company generated $667,000 in other income from the sale of rights/assets to a third party.

General and administrative expense for the first 9 months of 2007 decreased to $984,458 from $1,172,790 in 2006 a decrease of 16.06%. Most of the decrease was due to further consolidation of costs related primarily to well workover costs, and subsidiary expense.

Detail of general & administrative expenses:
	Nine Months	Nine Months	Three Months	Three Months
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Advertising & promotion	$0	$36,204	$0	$2661
Administration	87,590	46,142	76,058	(902)
Bank fees	1,019	0	1,019	0
Relocation	0	14,800	0	0
Consulting	285,813	101,828	58,408	36,970
Depreciation	0	63,720	(7,932)	14,936
Investor incentives/commissions	0	0	0	0
Professional fees	466,363	212,864	152,732	29,589
Press releases	2,956	0	2,956	0
Printing	0	0	0	0
Postage	2,326	0	2,326	0
Rent & storage	44,093	87,860	0	29,330
Research	0	11,983	0	0
Salaries & benefits	0	193,593	0	0
Taxes	6,094	122	1,267	0
Telephone	1,336	29,234	719	6,222
Travel costs	0	98,207	0	4,022
Well development	86,868	276,233	38,259	98,094
Total	$984,458	$1,172,790	$325,812	$220,922

Administration used $87,590 for the Company’s costs related to printing, office, postage, transfer agent, filing agent, accounting, and other costs.

Consulting fees of $285,813 were incurred during investigations into acquiring profitable business enterprises, corporate assistance, and advisory services.

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

After deducting general and administrative costs, the Company experienced a loss from operations of $968,053 for the nine months ended September 30, 2007 compared to an operating loss of $1,131,687 for the same period last year, a decrease of 14.45%.

Interest expense decreased in the nine months ended September 30, 2007 to $1,166,525 compared to $1,475,044 for the same period last year. Most of the decreases in interest is due to the change in financial instrument in the first nine months of 2007.

Professional fees increased by $253,499 in the first nine months of 2007 compared to the same period in 2006.

Net loss for the nine months in 2007 was $1,390,010 or ($0.00) per share compared to a loss of $2,606,296 or ($0.01) per share for nine months in 2006.

Three months ended September 30, 2007 vs Three months ended September 30, 2006

The Company had gross revenues of $174,198 for the three months ended Sept 30, 2007 as compared with revenues of $58,066 for the same period in 2006. Net gain for the period was $28,680 compared to a loss of $709,232 for the same period 2006. A reduction in net loss for the period was primarily attributable to the sale of rights/assets to a third party.

General and administrative expense for the three months ended September 30, 2007 was $325,812 compared to $220,922 for the same period 2006.

Interest expense decreased to $376,022 in the three months ended September 30, 2007 compared to $527,057 in the same period of 2006.

Discussion of Financial Condition: Liquidity and Capital Resources

At Sept 30, 2007 cash on hand was $97,342 as compared with $14,955 at December 31, 2006.

At Sept 30, 2007 the Company had working capital deficit of $5,599,248 compared to a working capital deficit of $4,555,005 at December 31, 2006. Working capital deficit is mainly a result of operating losses.

Total assets at September 30, 2007 were $3,269,432 compared to $1,203,014 at December 31, 2006.

The Company’s total stockholders deficit increased $1,124,750 from December 31, 2006 to $6,322,471 at Sept 30, 2007. In addition, the Company issued 24,239,568 shares of common stock valued at $143,476 as payment against a line of credit, and 10,142,858 shares of common stock valued at $58,784 as payment for services rendered.

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

EGPI FIRECREEK, INC.

May 30, 2008	By:	/s/ Dennis Alexander
Dennis Alexander
Chairman, Principal Executive Officer, and CFO