Form 10KSB/A
period 2007-12-31
EGPI FIRECREEK, INC.
filed 2008-07-24
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1)

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
Equity compensation plans approved by security holders
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
Equity compensation plans approved by security holders
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
Donahue Associates, LLC.
Monmouth Beach, New Jersey
April 14, 2008

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2007 and December 31, 2006

	2007	2006
ASSETS
Current assets:
Cash	$2,009,734	$14,955
Accounts receivable	76,348	0
Deferred charges	13,739	319,190
Total current assets	$2,099,821	$334,145

Other assets:
Investment in Star Energy, fair market value	382,200	0
Deferred charges	116,934
Fixed assets- net	2,234,930	868,869

Total assets	$4,833,885	$1,203,014

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$866,110	$839,373
Equity line notes payable- net of discount	4,753,349	4,049,777
Total current liabilities	$5,619,459	$4,889,150

Advances payable to shareholders	218,926	168,052
Convertible debentures- net of discount	632,563	0
Derivative liability	2,146,974	1,343,533
Total liabilities	$8,617,922	$6,400,735

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001, one share convertible to ten common shares, no stated dividend. 20 million shares outstanding	200,000	0
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 1,184,257,619 at December 31, 2007 and 395,367,446 shares at December 31, 2006	$1,184,257	$395,367
Additional paid in capital	20,970,812	18,887,168
Other comprehensive loss	(184,800)	0
Accumulated deficit	(25,954,306)	(24,480,256)
Total shareholders' deficit	(3,784,037)	(5,197,721)

Total Liabilities & Shareholders' Deficit	$4,833,885	$1,203,014

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006

Gross Revenues from sales	$451,514	$146,831
Cost of sales	(447,264)	(187,911)
Net Revenues from sales	$4,250	$(41,080)

General and administrative expenses:
General administration	$1,250,458	$2,575,147
Total general & administrative expenses	1,250,458	2,575,147

Net loss from operations	$(1,246,208)	$(2,616,227)

Other revenues and expenses:
Gain on sale of asset	667,000	0
Gain on derivative liability	361,964	14,865
Interest income	9,346	0
Interest expense	(1,266,152)	(1,749,340)

Net loss before provision for income taxes	$(1,474,050)	$(4,350,702)

Provision for income taxes	0	0

Net loss	$(1,474,050)	$(4,350,702)

Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	431,768,250	286,203,311

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and December 31, 2006

	2007	2006
Operating Activities:
Net loss	$(1,474,050)	$(4,350,702)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment expense	135,786	0
Depreciation & depletion expense	124,184	100,736
Consulting expense	58,786	336,003
Interest expense	1,161,152	1,749,341
Amortization of deferred charges	188,517	152,685
Gain on sale of asset	(567,000)	0
Gain on derivative liability	(361,964)	(14,865)
Changes in other operating assets and liabilities :
Accounts receivable	(76,338)	2,759
Accounts payable and accrued expenses	26,737	454,216
Net cash used by operations	$(784,190)	$(1,569,827)

Investing activities:
Purchase of lease & equipment	$(1,626,031)	$(271,746)
Net cash used for investing activities	(1,626,031)	(271,746)

Financing Activities:
Credit equity line	$435,000	$1,505,000
Convertible debentures	3,970,000	0
Issuance common stock	0	77,790
Warrants converted to stock	0	100,000
Shareholder advances received	0	23,776
Net cash provided by financing activities	4,405,000	1,706,566

Net increase (decrease) in cash during the year	$1,994,779	$(135,007)

Cash balance at January 1st	14,955	149,962

Cash balance at December 31st	$2,009,734	$14,955

Supplemental disclosures of cash flow information:
Interest paid during the period	$112,263	$0
Income taxes paid during the period	$0	$0

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

Maturities of the incentive debentures are as follows:

For the year ended December 31, 2008	$171,875

For the year ended December 31, 2009	$0

For the year ended December 31, 2010	$457,500

For the year ended December 31, 2011	$300,000

For the year ended December 31, 2012 and thereafter	$640,000

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

Maturities of the convertible debentures are as follows:

For the year ended December 31, 2014	$4,100,000

13. Income Tax Provision

	2007	2006
Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	$(1,474,050)	$(4,350,702)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,353,099)	(5,356,647)
Allowance for recoverability	2,353,099	5,356,647
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,353,099	$5,356,647
Allowance for recoverability	(2,353,099)	(5,356,647)
Deferred tax benefit	$0	$0

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
(All United States Based)

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

The Company’s President and Chief Financial Officer, the (“Certifying Officer”) has evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures were not effective based on the required evaluation as of the end of the period covered by this Report. It was determined that the Company’s accounting for the convertible debentures issued during the fourth quarter of 2005, and during the years ended 2006 and 2007 were not in accordance with U.S. generally accepted accounting principles.  Specifically, the incentive debenture and the conversion features were not bifurcated and classified as a derivative liability in the consolidated balance sheets.  The corresponding debt discount should be amortized to interest expense over the life of the host convertible debenture.

To correct the deficiency the Company, during the first quarter of 2008, engaged outside consultants to assist accounting restatements for the periods indicated above, and for future complex accounting matters that may arise. The Company expended approximately $16,300 for the consulting services, and expects to accrue additional expenses quarterly for these ongoing services.

The changes in internal controls during the last fiscal quarter, and corrective actions taken with regard to deficiencies included obtaining and implementing controls around complex accounting transactions, such as accounting for derivative liabilities. Management has in the first fiscal of 2008, engaged an outside accounting firm to oversee the function.

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
	P.O. Box 3461
	6 Place Des Eaux-Vives
	1211
	Geneva 3
	Switzerland

Common	Dutchess Private Equities Fund, Ltd.	703,213,667	(3)	50.80%
	50 Commonwealth Avenue, Suite 2
	Boston, MA 02116.

Preferred	Dutchess Private Equities Fund, Ltd.	200,000,000	(4)	14.45%
	50 Commonwealth Avenue, Suite 2
	Boston, MA 02116.

Common	Michael Novielli	903,213,667	(4)	65.25%

Common	Douglas Leighton	903,213,667	(4)	65.25%

Common	Theodore Smith		*	*

Common	Douglas D’Agata		*	*

Common	Dr. Mousa Hawamdah**	11,270,174	* (5)	0.81%
	6777 Camp Bowie Blvd. Suite 332
	Fort Worth, TX 76116

Common	Dermot McAtamney**	18,350,000	(6)	1.33%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Melvena Alexander**	4,815,000	* (7)	0.35%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common and Preferred	All Officers and Directors as a Group (**7-Persons)	1,054,907,681		76.21%

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