Form 10-Q/A
period 2008-03-31
EGPI FIRECREEK, INC.
filed 2008-07-24
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐ No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-QSB
March 31, 2008

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

EGPI Firecreek, Inc. Consolidated Balance Sheet

	As Restated 31-Mar-07	Adjustment 31-Mar-07	As Filed 31-Mar-07
ASSETS

Current assets:
Cash	$86,647	$-	$86,647
Accounts receivable	4,525		4,525
Deferred charges	297,838	-	297,838
Total current assets	389,010	-	389,010
Other assets:		-
Fixed assets, net	834,362	-	834,362
Total assets	$1,223,372	$-	$1,223,372

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$712,448	$-	$712,448
Convertible debentures payable, net	-	(171,875)	171,875
Equity line notes payable, net of debt discount $436,573	4,396,300	(436,573)	4,832,873
Total current liabilties	5,108,748	(608,448)	5,717,196
Advances payable to shareholders	203,005	-	203,005
Convertible debenture	856,275	332,761	523,514
Derivative liability	689,863	689,863	-
Total liabilities	6,857,891	414,176	6,443,715
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	-	-	-
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	-	-	-
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	-	-	-
Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 399,388,946 at March 31, 2007	399,389	-	399,389
Additional paid in capital	18,913,784	(896,371)	19,810,155
Accumulated deficit	(24,947,692)	482,195	(25,429,887)
Total shareholders' deficit	(5,634,519)	(414,176)	(5,220,343)
Total Liabilities & Shareholders' Deficit	$1,223,372	$-	$1,223,372

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED MARCH 31, 2008 AND MARCH 31, 2007

EGPI Firecreek, Inc. Consolidated Statement of Operations

	Unaudited		Unaudited
	As Restated	Adjustment	As Filed
	31-Mar-07	31-Mar-07	31-Mar-07

Gross revenues from sales	$33,883	$-	$33,883
Cost of sales	(29,905)	-	(29,905)
Net revenue from sales	3,978	-	3,978
General and administrative expenses:		-
General administration	298,373	(159,125)	457,498
Total general & administrative expenses	298,373	(159,125)	457,498
Net loss from operations	(294,395)	159,125	(453,520)
Other revenue and expenses		-
Interest Expense	(187,656)	(4,759)	(182,897)
Gain on derivative liability	14,615	14,615	-
Net loss before provision for income taxes	(467,436)	168,981	(636,417)
Provision for income taxes	-	-	-
Net loss before extraordinary item	(467,436)	168,981	(636,417)
Extraordinary item - extinguishment of debt (net of tax)	-	-	-
Net loss from continuing operations	(467,436)	168,981	(636,417)
Loss from discontinued operations (net of tax)	-	-	-
Net loss	$(467,436)	$168,981	$(636,417)
Basic & fully diluted net loss per common share:		-
Loss from continuing operations	$(0.00)	$(0.00)	$-
Loss from discontinued operations	-	-	-
Gain from extraordinary item	-	-	-
Loss per share	$(0.00)	$(0.00)	$-
Weighted average common shares outstanding:
Basic & Fully diluted	396,191,615	-	396,191,615

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