Form 10-Q
period 2008-06-30
EGPI FIRECREEK, INC.
filed 2008-08-13
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

As of June 30, 2008, the registrant had 1,184,257,619 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 20,000,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐ No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-QSB
June 30, 2008

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS
EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	30-Jun-08	31-Dec-07

ASSETS

Current assets:
Cash	$137,107	$2,009,734
Accounts receivable	225,721	76,348
Deferred charges	17,843	13,739
Total current assets	$380,671	$2,099,821

Other assets:
Investment in Star Energy, fair market value	70,000	382,200
Deferred charges	76,454	116,934
Fixed assets- net	3,496,421	2,234,930

Total assets	$4,023,546	$4,833,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$731,841	$866,110
Notes payable- net of discount	4,932,223	4,753,349
Total current liabilities	$5,664,064	$5,619,459

Advances payable to shareholders	314,298	218,926
Convertible debentures- net of discount	1,065,066	632,563
Derivative liability	2,806,206	2,146,974
Total liabilities	$9,849,634	$8,617,922

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend. 20 million shares outstanding	200,000	200,000
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 1,184,257,619 at December 31, 2007 and at June 30, 2008	$1,184,257	$1,184,257
Additional paid in capital	20,970,812	20,970,812
Other comprehensive loss	(497,000)	(184,800)
Accumulated deficit	(27,684,157)	(25,954,306)
Total shareholders' deficit	(5,826,088)	(3,784,037)

Total Liabilities & Shareholders' Deficit	$4,023,546	$4,833,885

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	Six Months	Six Months	Three Months	Three Months
	Unaudited	Unaudited	Unaudited	Unaudited
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07
		As restated		As restated
Gross Revenues from sales	$820,634	$80,216	$600,664	$46,333
Cost of sales	(522,819)	(86,018)	(359,334)	(56,113)
Net Revenues from sales	$297,815	$(5,802)	$241,330	$(9,780)

General and administrative expenses:
General administration	$645,788	$658,646	$153,412	$360,273
Total general & administrative expenses	645,788	658,646	153,412	360,273

Net gain (loss) from operations	$(347,973)	$(664,448)	$87,918	$(370,053)

Other revenues and expenses:
Gain (loss) on derivative liability	(693,530)	36,261	(514,461)	21,646
Interest income	3,687	0	426	0
Interest expense	(692,035)	(790,503)	(231,539)	(602,847)

Net loss before provision for income taxes	$(1,729,851)	$(1,418,690)	$(657,656)	$(951,254)

Provision for income taxes	0	0	0	0

Net loss	$(1,729,851)	$(1,418,690)	$(657,656)	$(951,254)

Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	1,184,257,619	403,154,759	1,184,257,619	410,082,378

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	30-Jun-08	30-Jun-07
	Un Audited	As restated
Operating Activities:
Net loss	$(1,729,851)	$(1,418,690)
Adjustments to reconcile net loss items not requiring the use of cash:
Depreciation & depletion expense	73,305	73,602
Interest expense	564,234	669,842
Amortization of deferred charges	36,376	230,067
Gain on derivative liability	693,530	(36,261)
Changes in other operating assets and liabilities :
Accounts receivable	(149,373)	(7,152)
Accounts payable and accrued expenses	39,152	(57,031)
Net cash used by operations	$(472,627)	$(545,623)

Investing activities:
Purchase of lease & equipment	$(1,400,000)	$0
Net cash used for investing activities	(1,400,000)	0

Financing Activities:
Credit equity line	$0	$435,000
Convertible debentures	0	1,900,000
Shareholder advances received (paid)	0	49,086
Net cash provided by financing activities	0	2,384,086

Net increase (decrease) in cash during the period	$(1,872,627)	$1,838,463

Cash balance at December 31st	2,009,734	14,955

Cash balance at June 30th	$137,107	$1,853,418

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007
AS RESTATED

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(312,200)	(312,200)

Net loss for the period						(1,729,851)		(1,729,851)

Balance at June 30, 2008	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(27,684,157)	$(497,000)	$(5,826,088)

	Common	Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2006	395,367,446	$395,367	$18,887,168	$(24,480,256)	$(5,197,721)

Issued shares to pay equity line	21,986,358	21,986	113,597		135,583

Net loss for the period				(1,418,690)	(1,418,690)

Balance at June 30, 2007	417,353,804	$417,353	$19,000,765	$(25,898,946)	$(6,480,828)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2008 and 2007, the Company did not record any impairment.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

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

2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the quarter ended June 30, 2008 and the year ended December 31, 2007, the Company generated no material revenues and has relied on borrowings and the issuance of common and preferred stock to raise money for its business operations and plans.  This situation raises the doubt of the Company’s ability to continue as a going concern

Management’s plans with regard to this matter are as follows:

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
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

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

Net loss per common share has been computed as follows:

	6 Months	6 Months	3 Months	3 Months
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07

Net loss	$(1,729,851)	$(1,418,690)	$(657,656)	$(951,254)

Total shares outstanding	1,184,257,619	417,353,804	1,184,257,619	417,353,804

Weighted average	1,184,257,619	403,154,759	1,184,257,619	410,082,378

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

6. Common Stock Warrants

A listing of common stock warrants outstanding is as follows:

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2006	41,562,000	$0.40	2.72

Issued	0
Exercised	0
Expired	(5,800,000)

Outstanding at December 31, 2007	35,762,000	$0.36	1.61

Issued	0
Exercised	0
Expired	0

Outstanding at June 30, 2008	35,762,000	$0.36	1.11

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Jun-08	31-Dec-07

Well leases	$2,313,325	$1,068,650
Well equipment	1,472,035	1,316,710
Accumulated depreciation & depletion	(288,939)	(150,430)

Fixed assets- net	$3,496,421	$2,234,930

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

8. Promissory Notes

The following is the schedule of the promissory notes payable at June 30, 2008:

Matured in September 2006, effective interest of 18.55%	$1,041,626
Matured in November 2006, effective interest of 22.12%	1,488,215
Matured in December 2006, effective interest of 22.12%	129,885
Matured in April 2007, effective interest of 22.12%	581,603
Matured in December 2007, effective interest of 17.34%	1,042,651
Matured in March 2008, effective interest of 25.68%	648,244

Total for promissory notes payable	$4,932,223

At June 30, 2008, the Company is in default of the promissory note agreement(s). The note agreements provide for interest and penalties in the event of a default. The interest penalties are $2,199,450 at June 30, 2008, however, the lender, Dutchess has agreed not to enforce any of the penalty provisions at the date of this report.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

9. Income Tax Provision

	30-Jun-08	30-Jun-07

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	$(1,729,851)	$(1,240,164)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,289,034)	(1,185,311)
Allowance for recoverability	1,289,034	1,185,311
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,289,034	$1,185,311
Allowance for recoverability	(1,289,034)	(1,185,311)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2007 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

10. RESTATEMENT

During 2007, the Company discovered errors made in its financial statements. The Company adjusted subsequent period financial statements to reflect the following:

Balance Sheet Restatements:

Equity Line Notes Payable:

The equity line notes payable were issued with incentive debentures attached to the host contract.  In accordance with EITF 00-19 and SFAS 133, the derivative liabilities were bifurcated from the host contract at fair market value.  The corresponding debt discount is amortized over the life of the equity line note payable to interest expense on the statements of operations.  As of June 30, 2007, the debt discount associated with the issuance of the incentive debenture and the embedded conversion feature within the incentive debenture were $320,257..

Convertible Debenture:

The incentive convertible debentures attached to the equity line notes payable were bifurcated at fair market value as of the issuance date.  In accordance with SFAS 133, these debentures are marked to market at each balance sheet date.  As of June 30, 2007, the fair value of the incentive debentures were $392,229.

Derivative Liability:

The Company identified conversion features embedded within the incentive debentures.  In accordance with SFAS 133 and EITF 00-19, these conversion features were bifurcated from the incentive debentures and recorded at fair market value as of the issuance date.  In accordance with SFAS 133, the conversion features are marked to market at each balance sheet date, with the corresponding gain or loss recorded in the statements of operations.  As of June 30, 2007, the fair value of the conversion features are $1,353,996.

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

June 30, 2007

Dividend yield	0
Risk-free interest rate	4.0%
Straight bond yield	5.0%
Expected volatility	20
Market price	$0.053

Additional Paid in Capital and Other Comprehensive Income

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133 and bifurcated the incentive debentures from the host contract at intrinsic value to paid in capital and other comprehensive income.  The application was reversed and the Company correctly applied the accounting guidance as set forth in EITF 00-19 and SFAS 133.  The change resulted in a ($1,563,039) decrease to paid in capital for the quarter ended June 30, 2007.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

10. RESTATEMENT (CONTINUED)

Statements of Operations Restatements:

General and Administrative:

The Company previously recorded the face amount of the incentive debentures to general and administrative expenses during the quarter ended June 30, 2007.  These incentives debentures were reclassified to at fair market value as a debt discount to the equity credit line. The change resulted in a decrease of $159,125 to general and administrative expenses during the quarter ended June 30, 2007.

Interest Expense:

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133.  The Company re-evaluated the application and recorded the incentive debentures and the conversion features at fair market value to debt discount.  The debt discount will be amortized over the life of the equity credit line to interest expense.  This change resulted in a $373,912 increase to interest expense during the quarter ended June 30, 2007.

Gain on Derivative Liability:

The Company accounted for the incentive debentures and conversion features utilizing the accounting guidance in EITF 00-19 and SFAS 133.  Both the incentive debentures and the conversion features were recorded at the fair market value on the date of issuance, and are marked to market on each balance sheet date.  The Company realized a gain on derivative liability in the amount of $36,261 for the quarter ended June 30, 2007.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

EGPI Firecreek, Inc.
Consolidated Balance Sheet

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

EGPI Firecreek, Inc.
Consolidated Statement of Operations

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

11. COMMITMENTS AND CONTINGENCIES

Background

As previously reported by EGPI Firecreek, Inc. in its Current Report on Form 8-K, dated August 9, 2007, EGPI Firecreek through its wholly owned subsidiary, Firecreek Petroleum, Inc. (collectively, the “Company”) entered into a Letter Agreement with Star Energy Corp. (“Star”) relating to the purchase and sale of all of the Company’s rights to and interest in certain projects in Ukraine (the “Agreement”). Pursuant to the Agreement, the Company received 2,100,000 shares of Star’s restricted Common Stock (“Company Shares”) and one hundred thousand dollars ($100,000) in cash upon execution of the Agreement (“Cash Payment”). As previously reported in the March 2008 Form 8-K, the Company received a Demand for Arbitration (the “Arbitration”) from Star against the Company and Double Coin Ltd. (“Double Coin”), an entity co-owned in part by a former Director of the Company. Pursuant to the Arbitration, Star sought: (i) to have the Agreement declared null and void; (ii) the return of the Company Shares; and (iii) the Company to return the $100,000 Cash Payment.

Settlement

On June 30, 2008, the Company entered into a Settlement Agreement with Star to resolve all disputes relating to the Arbitration (the “Settlement”). Pursuant to the Settlement: (i) the Company shall be entitled to retain the Cash Payment; (ii) the Company shall retain 1,000,000 of the Company Shares (“Retained Shares”); (iii) the Company agreed that the Retained Shares may only be sold pursuant to a leak-out, as provided in the Settlement; and (iv) the Company and Star agreed to dismiss the Arbitration with prejudice in its entirety as against the Company. Furthermore, Star and the Company executed and delivered to one another General Releases.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, and Form 10-Q, as amended, and the other financial data appearing elsewhere in this Form 10-Q Report.

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

Effective November 15, 2005, Firecreek purchased a 50% undivided working interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). Through our operator Newport Oil Corporation (“Newport”) having completed a successful workover program we commenced with gas production from two wells, the 16-1 and 7-16, in the first and second quarters of 2006, and subsequently began a workover program for a third well, the 13-9, in July of 2006 thereof. Historically, the Company has encountered and reported several technical issues to date with the 13-9 well, and bringing the well online to satisfactory commercial production levels. Depending on the results for bringing this well on line, the Company may ultimately elect to shut the well if reasonable commercial production levels are not achieved in a reasonable amount of time or approximately 90 days from the date of this report. Depending on the economics in the Wyoming area and other factors, the Company continues to contemplate one or more additional drilling programs for future development in the TMD, or sale of the asset.

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

In January, 2008, Firecreek commenced with an enhancement/rehabilitation phase 2 program for the Fant Ranch Unit located in Knox County, Texas. The program included cleaning out casing perforations, maintenance, paraffin removal, repair and acid stimulation for a majority of the oil wells in the unit. The purpose of the program has been to maintain the existing wells regularly, and to increase the overall well efficiency and production for the field. The Company has received indications from its operator that the program has been successful.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended June 30, 2008 and June 30, 2007.

I. Results of Operations

Six months ended June 30, 2008 versus six months ended June 30, 2007.

There was $820,634 in revenues generated from the Company’s oil and gas lease production activities for the first six months of 2008 compared to $80,216 in revenues for the same six month period of 2007. Revenues for the first six months of 2008 increased approximately 1024% over the comparative six month period. Revenues were attributed to i) producing oil wells on the Company’s Fant Ranch Unit interests located in Knox County, Benjamin, Texas, ii) recently acquired oil and gas interests, including re entry and workover programs, known as the J.B. Tubb Leasehold Estate located in the Amoco Crawar Field, Ward County, Texas, and iii) natural gas production located in Sweetwater County, Wyoming, known as the Ten Mile Draw project. Operating costs were $522,819 in the for the first six months of 2008 compared to $86,018 for the same period in 2007, producing gross profits of $297,815 for the first six months of 2008 compared with a loss of ($5,802) for the first six months of 2007.

General and administrative expense for the first six months of operations in 2008 decreased to $645,788 from $658,646 in the first six months of 2007. The decrease was attributed to a decrease in well enhancement/rehabilitation costs for wells in the Fant Ranch Unit.

Detail of general & administrative expenses:

	30-Jun-08	30-Jun-07
Advertising & promotion	$3,784	$1,837
Administration	16,496	16,976
Consulting	47,695	96,590
Depreciation	0	46,843
Investor incentives/commissions	36,376	90,067
Professional fees	214,023	313,631
Rent & storage	0	44,093
Travel costs	2,414	0
Well workover	325,000	48,609

Total	$645,788	$658,646

Administration used $16,496 for corporate parent costs related to printing, office, postage, transfer agent, filing agent, and other costs.

Investor incentives/commissions of $36,376 were incurred related to financing activities.

Consulting fees of $47,695 were incurred for business advisory services.

Professional fees of $214,023 were incurred for management advisory, legal costs, accounting, and financial modeling.

Rent and storage was $0 compared to $44,093 as prior office lease expenses in Fort Worth, Texas for the historical Firecreek Petroleum operations expired and was not renewed.

Travel costs were $2,414 and was incurred in relation to business meetings and legal agenda held in Boston, and Texas.

Well workover costs of $325,000 were paid toward enhancement/rehabilitation program charges related to the Company’s interests owned in the Fant Ranch oil wells.

After deducting general and administrative costs, the Company experienced a loss from operations of $347,973 for the six months ended June 30, 2008 compared to an operating loss of $664,448 for the same period in 2007.

Interest expense decreased for the six months ended June 30, 2008 to $692,035 compared to $790,503 for the same period in 2007. The decrease of interest was due to the corrected recording of the debt discount associated with prior and new debentures and accrued interest on outstanding notes and debentures.

Net loss for the first six months in 2008 was $1,729,851 or ($0.00) per share compared to a loss of $1,418,690 or ($0.00) per share for the first six months in 2007. Increases in losses for the first six months of 2008 are attributable primarily to interest expense, and increased activities related to oil and gas well work over and or field expenses.

Three months ended June 30, 2008 versus Three months ended June 30, 2007

The Company had revenues of $600,664 for the three months ended June 30, 2008 as compared with $46,333 in revenues for the same period in 2007. Net revenues for the period were $241,330 for the period as compared to a net loss of $9,780 for the same period in 2007.

General and administrative expense for the three months ended June 30, 2008 decreased to $153,412 from $360,273 for the three months ended June 30, 2007. The decrease was attributed to a decrease in well enhancement/rehabilitation costs for wells in the Fant Ranch Unit.

Interest expense decreased in the three months ended June 30, 2008 to $231,539 compared to $602,847 for the same period in 2007. The decrease of interest was due to the corrected recording of the debt discount associated with prior and new debentures and accrued interest on outstanding notes and debentures.

Consulting and professional fees increased approximately $3,028 to $14,580 for the three month period ended June 30, 2008 from $11,552 for the comparative three month period in 2007.

Net loss for the three month period ended June 30, 2008 was $657,656 or ($0.00) per share compared to a loss of $951,254, or ($0.00) per share for the same three month period in 2007.

Discussion of Financial Condition:  Liquidity and Capital Resources

At June 30, 2008 cash on hand was $137,107 as compared with $2,009,734 at December 31, 2007. Operations used $472,627 of cash and the company paid $1,400,000 to purchase its interest in the Tubbs field.

At June 30, 2008, the Company had working capital deficit of $5,334,267 compared to a working capital deficit of $3,519,638 at December 31, 2007.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at June 30, 2008 were $4,023,546 as compared to $4,833,885 at December 31, 2007. Decrease in total assets was attributable in part to decrease in value of Star Energy investment, and increased depreciation on oil and gas related assets.

The Company’s total stockholders’ deficit increased from $3,784,037 at December 31, 2007 to $5,826,088 at June 30, 2008. The Stockholders’ deficit increased $2,042,051 due net losses incurred in the first six months of 2008 which include the Company’s loss from operations of $1,729,851 along with a comprehensive loss of $312,500 form the Star Energy investment.

ITEM 4(T) – CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Texas Litigation

Hickman Investments, Ltd.

Settlement

On July 9, 2008, the Company entered into a Settlement Agreement with Hickman, effective July 1, 2008, to resolve all disputes relating to the Lawsuit (the “Settlement”), which concludes the disputed litigation. For further information please see Current Report on Form 8-K, as amended, filed on July 10, 2008, incorporated herein by reference.

New York Litigation

Star Energy Corp. Transaction

Settlement

On June 30, 2008, the Company entered into a Settlement Agreement with Star to resolve all disputes relating to the Arbitration (the “Settlement”). For further information please see Current Report on Form 8-K, as amended, filed July 2, 3008, incorporated herein by reference.

During the quarter ended June 30, 2008, the Company was not a party to any legal proceedings requiring disclosure in this Report and none of the Company’s officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following.

On March 27 and December 26 of 2007, the Company issued to Dutchess two convertible debentures one with a face value of $140,000 and the other with a face amount $500,000, to pay an incentive fee to the holder. The debentures became convertible at the date of the issuances and mature in March 27, 2012 and December 26, 2014, respectively. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in our Current Reports and Exhibits thereto on Form 8-K filed on March 29, 2007 and January 7, 2008, respectively, incorporated herein by reference.

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

 On April 21 and June 29 of 2006, the Company issued to Dutchess convertible debentures with a face value of $171,875 and $300,000 respectively, to pay an incentive fee to the holder. The debentures became convertible at the date of the issuances and mature in April and June of 2011. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 99.1 and 99.2 to our Current Reports on Form 8-K filed on April 27, 2006 and June 7, 2006, respectively, incorporated herein by reference.

On November 14 and December 15 of 2005, the Company issued to Dutchess convertible debentures with a face value of $375,000 and $82,500, respectively, to pay an incentive fee to the holder. The debentures became convertible at the date of the issuances and mature in November and December 2010. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in Exhibit “A” to each of Exhibits 10.3, and 99.1 to our Current Reports on Form 8-K filed on November and December 16, 2005, respectively, incorporated herein by reference.

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

Date:  August 14, 2008

EGPI FIRECREEK, INC.

By:	/s/ DENNIS ALEXANDER
Name	Dennis Alexander
Title:	Chairman, President, and CFO