Form 10-Q
period 2008-09-30
EGPI FIRECREEK, INC.
filed 2008-11-21
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

As of September 30, 2008, the registrant had 1,184,257,619 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 20,000,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐ No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-QSB
September 30, 2008

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	Unaudited
	30-Sep-08	31-Dec-07
ASSETS

Current assets:
Cash	$356,420	$2,009,734
Accounts receivable	135,027	76,348
Deferred charges	17,843	13,739
Total current assets	$509,290	$2,099,821

Other assets:
Investment in Star Energy, fair market value	30,000	382,200
Deferred charges	76,454	116,934
Fixed assets- net	3,439,348	2,234,930

Total assets	$4,055,092	$4,833,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$734,725	$866,110
Notes payable- net of discount	4,995,061	4,753,349
Total current liabilities	$5,729,786	$5,619,459

Advances payable to shareholders	271,826	218,926
Convertible debentures- net of discount	1,194,542	632,563
Derivative liability	2,215,512	2,146,974
Total liabilities	$9,411,666	$8,617,922

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend. 20 million shares outstanding	200,000	200,000
Common stock- $.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 1,184,257,619 at December 31, 2007 and
at September 30, 2008	$1,184,257	$1,184,257
Additional paid in capital	20,970,812	20,970,812
Other comprehensive loss	(537,000)	(184,800)
Accumulated deficit	(27,174,643)	(25,954,306)
Total shareholders' deficit	(5,356,574)	(3,784,037)

Total Liabilities & Shareholders' Deficit	$4,055,092	$4,833,885

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	Nine Months	Nine Months	Three Months	Three Months
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07

Gross Revenues from sales	$1,305,748	$254,414	$485,114	$174,198
Cost of sales	(808,030)	(238,009)	(285,211)	(151,991)
Net Revenues from sales	$497,718	$16,405	$199,903	$22,207

General and administrative expenses:
General administration	$778,819	$984,458	$133,031	$325,812
Total general & administrative expenses	778,819	984,458	133,031	325,812

Net gain (loss) from operations	$(281,101)	$(968,053)	$66,872	($303,605)

Other revenues and expenses:
Gain (loss) on derivative liability	(120,340)	77,568	573,190	41,307
Gain on sale of asset	53,107	667,000	0	667,000
Interest income	(12,717)	0	(16,404)	0
Interest expense	(859,286)	(1,166,525)	(167,251)	(376,022)

Net loss before provision for income taxes	$(1,220,337)	$(1,390,010)	$456,407	$28,680

Provision for income taxes	0	0	0	0

Net loss	$(1,220,337)	$(1,390,010)	$456,407	$28,680

Basic & fully diluted net loss per common share:
Loss per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	1,184,257,619	410,103,767	1,184,257,619	211,884,694

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	30-Sep-08	30-Sep-07
Operating Activities:
Net loss	$(1,220,337)	$(1,390,010)
Adjustments to reconcile net loss items
not requiring the use of cash:
Depreciation & depletion expense	144,174	93,206
Interest expense	731,485	1,115,172
Consulting expense	0	58,784
Amortization of deferred charges	36,376
Gain on sale of asset	0	(567,000)
Gain on derivative liability	120,340	0
Changes in other operating assets and liabilities :
Accounts receivable	(58,679)	(39,337)
Accounts payable and accrued expenses	(436)	(74,303)
Net cash used by operations	$(247,077)	$(803,488)

Investing activities:
Purchase of lease & equipment	$(1,406,237)	$(1,500,000)
Net cash used for investing activities	(1,406,237)	(1,500,000)

Financing Activities:
Credit equity line	$0	$435,000
Convertible debentures	0	1,900,000
Shareholder advances received (paid)	0	50,874
Net cash provided by financing activities	0	2,385,874

Net increase (decrease) in cash during the period	$(1,653,314)	$82,386

Cash balance at December 31st	2,009,734	14,955

Cash balance at September 30th	$356,420	$97,341

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
AS RESTATED

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(352,200)	(352,200)

Net loss for the period						(1,220,337)		(1,220,337)

Balance at September 30, 2008	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(27,174,643)	$(537,000)	$(5,356,574)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at December 31, 2006	0	$0	395,367,446	$395,367	$18,887,168	$(24,480,256)	$0	$(5,197,721)

Issued shares to pay equity line			24,239,568	24,240	119,236			143,475

Shares issued to pay consultants			10,142,858	10,143	48,643			58,786

Gain on investmen in Star Energy							63,000	63,000

Net loss for the period						(1,390,010)		(1,390,010)

Balance at September 30, 2007	0	0	429,749,872	$429,749	$19,055,047	$(25,870,266)	$63,000	$(6,322,470)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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

2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. The Company continues to rely on borrowings from its creditors to support its operations and has incurred net losses since its inception. This situation raises the doubt of the Company’s ability to continue as a going concern.

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
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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

Net loss per common share has been computed as follows:

	9 Months	9 Months	3 Months	3 Months
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07

Net loss	$(1,220,337)	$(1,356,116)	$456,407	$28,680

Total shares outstanding	1,184,257,619	429,749,872	1,184,257,619	429,749,872

Weighted average	1,184,257,619	410,103,767	1,184,257,619	211,884,694

Loss per share	$(0.00)	$(0.00)	$0.00	$0.00

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

6. Common Stock Warrants

A listing of common stock warrants outstanding is as follows:

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2006	41,562,000	$0.40	2.72

Issued	0
Exercised	0
Expired	(5,800,000)

Outstanding at December 31, 2007	35,762,000	$0.36	1.61

Issued	0
Exercised	0
Expired	0

Outstanding at September 30, 2008	35,762,000	$0.36	0.86

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	30-Sep-08	31-Dec-07

Well leases	$2,313,325	$1,068,650
Well equipment	1,472,035	1,316,710
Accumulated depreciation & depletion	(346,012)	(150,430)

Fixed assets- net	$3,439,348	$2,234,930

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

8. Promissory Notes

The following is the schedule of the promissory notes payable at September 30, 2008:

Matured in September 2006, effective interest of 18.55%	$1,041,626
Matured in November 2006, effective interest of 22.12%	1,488,215
Matured in December 2006, effective interest of 22.12%	129,885
Matured in April 2007, effective interest of 22.12%	581,603
Matured in December 2007, effective interest of 17.34%	1,042,651
Matured in March 2008, effective interest of 25.68%	711,082

Total equity line of credit	$4,995,061

At September 30, 2008, the Company is in default of the promissory note agreement(s). The note agreements provide for interest and penalties in the event of a default.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

9. Income Tax Provision

Provision for income taxes is comprised of the following:	30-Sep-08	30-Sep-07

Net loss before provision for income taxes	$(1,220,337)	$(1,390,010)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,082,171)	(1,656,947)
Allowance for recoverability	1,082,171	1,656,947
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,082,171	$1,656,947
Allowance for recoverability	(1,082,171)	(1,656,947)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2007 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

10. RESTATEMENT

During 2007, the Company discovered errors made in its financial statements. The Company adjusted subsequent period financial statements to reflect the following:

Balance Sheet Restatements:

Equity Line Notes Payable:

The equity line notes payable were issued with incentive debentures attached to the host contract.  In accordance with EITF 00-19 and SFAS 133, the derivative liabilities were bifurcated from the host contract at fair market value.  The corresponding debt discount is amortized over the life of the equity line note payable to interest expense on the statements of operations.  As of September 30, 2007, the debt discount associated with the issuance of the incentive debenture and the embedded conversion feature within the incentive debenture were $217,895.

Convertible Debenture:

The incentive convertible debentures attached to the equity line notes payable were bifurcated at fair market value as of the issuance date.  In accordance with SFAS 133, these debentures are marked to market at each balance sheet date.  As of September 30, 2007, the fair value of the incentive debentures were $386,794.

Derivative Liability:

The Company identified conversion features embedded within the incentive debentures.  In accordance with SFAS 133 and EITF 00-19, these conversion features were bifurcated from the incentive debentures and recorded at fair market value as of the issuance date.  In accordance with SFAS 133, the conversion features are marked to market at each balance sheet date, with the corresponding gain or loss recorded in the statements of operations.  As of September 30, 2007, the fair value of the conversion features are $3,118,825.

The fair value of the conversion options are estimated at each balance sheet date utilizing the Black Scholes Option Pricing Model utilizing the following assumptions:

Sept 30, 2007

Dividend yield	0
Risk-free interest rate	4.0%
Straight bond yield	5.0%
Expected volatility	20%
Market price	$0.003

Additional Paid in Capital and Other Comprehensive Income

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133 and bifurcated the incentive debentures from the host contract at intrinsic value to paid in capital and other comprehensive income.  The application was reversed and the Company correctly applied the accounting guidance as set forth in EITF 00-19 and SFAS 133.  The change resulted in a ($1,563,039) decrease to paid in capital for the quarter ended September 30, 2007.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

10. RESTATEMENT (CONTINUED)

Statements of Operations Restatements:

General and Administrative:

The Company previously recorded the face amount of the incentive debentures to general and administrative expenses during the quarter ended September 30, 2007.  These incentives debentures were reclassified to at fair market value as a debt discount to the equity credit line. The change resulted in a decrease of $277,494 to general and administrative expenses during the quarter ended September 30, 2007.

Interest Expense:

The Company previously misapplied the guidance of EITF 00-19 and SFAS 133.  The Company re-evaluated the application and recorded the incentive debentures and the conversion features at fair market value to debt discount.  The debt discount will be amortized over the life of the equity credit line to interest expense.  This change resulted in a $388,956 increase to interest expense during the quarter ended September 30, 2007.

Gain on Derivative Liability:

The Company accounted for the incentive debentures and conversion features utilizing the accounting guidance in EITF 00-19 and SFAS 133.  Both the incentive debentures and the conversion features were recorded at the fair market value on the date of issuance, and are marked to market on each balance sheet date.  The Company realized a gain on derivative liability in the amount of $3,118,825 for the quarter ended September 30, 2007.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

EGPI Firecreek, Inc.
Consolidated Balance Sheet

	Unaudited As Restated	Adjustment	Unaudited As Filed
	30-Sep-07	30-Sep-07	30-Sep-07
ASSETS
Current assets:
Cash	$97,341	$—	$97,341
Accounts receivable	39,890		39,890
Deferred charges	130,879	—	130,879
Total current assets	268,110	—	268,110
Other assets:
Investment in Star Energy at market	630,000		630,000
Deferred Charges	95,659	—	95,659
Fixed assets, net	2,275,663	—	2,275,663
Total assets	$3,269,432	$—	$3,269,432

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$765,070	$—	$765,070
Convertible debentures payable, net	—	(171,875)	171,875
Equity line notes payable, net of debt discount $217,895	5,102,288	207,359	4,894,929
Total current liabilties	5,867,358	35,484	5,831,874
Advances payable to shareholders	218,926	—	218,926
Convertible debenture, net of debt discount $1,550,206	386,794	(1,870,590)	2,257,384
Derivative liability	3,118,825	3,118,825	—
Total liabilities	9,591,903	1,283,719	8,308,184
Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	—	—	—
Series C preferred stock, 20 million authorized, par value $0.001, one share convertible to ten common share, no stated dividend	—	—	—

Common stock, $0.001 par value, authorized 1,320,000,000 shares, issued and outstanding, 429,749,872 at September 30, 2007	429,749	—	429,749
Additional paid in capital	19,055,046	(1,563,039)	20,618,085
Other comprehensive income	63,000	—	63,000
Accumulated deficit	(25,870,266)	279,320	(26,149,586)
Total shareholders' deficit	(6,322,471)	(1,283,719)	(5,038,752)
Total Liabilities & Shareholders' Deficit	$3,269,432	$—	$3,269,432

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

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

12. SUBSEQUENT EVENTS
Effective on October 8th 2008 per the Company's Definitive Information Statement on Schedule 14C (“Information Statement”) filed September 5, 2008, that among other things formally approved an amendment to the Company’s Articles of Incorporation to effect a one (1) for two hundred (200) reverse stock split. For further information see the Company’s Current Report on Form 8-K filed on October 14, 2008, incorporated herein by reference.

On October 24, 2008, the Company received a default notice pursuant to the Loan Documents stating that the Company is in default of their obligations to Dutchess, including, but not limited to, failure to pay interest and principal when due. The aggregate amount owed to Dutchess, as provided in the Default Notice, is $9,304,962; such amount is to be paid within five (5) days of the Default Notice.

The Company and Mr. Alexander have opened a dialogue regarding his resignation and are working toward a resolution.

On October 30, 2008, the Company and Newport Oil Corporation (NOC) entered into an Agreement for Sale of Mineral Rights and an Assignment and Bill of Sale relating to the Company’s sale, and NOC’s purchase, of the Company’s fifty percent (50%) undivided interest in the mineral rights created by oil and gas leases on the TMD real property, as described in the Agreements (“Mineral Rights”). For further information please see the Company’s Current Report on Form 8-K filed on October 31, 2008, incorporated herein by reference.

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

Effective November 15, 2005, Firecreek purchased a 50% undivided working interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). Through our operator Newport Oil Corporation (“Newport”) having completed a successful workover program we commenced with gas production from two wells, the 16-1 and 7-16, in the first and second quarters of 2006, subsequently began a workover program for a third well, the 13-9, in July of 2006. The Company encountered and reported several technical issues with the 13-9 well, and in bringing the well online to satisfactory commercial production levels. During the second quarter of operations the Company reported that it may ultimately elect to shut the well if reasonable commercial production levels were not achieved in a reasonable amount of time. Due not achieving commercial levels of production, during September and October 2008 the Company and NOC elected to shut in the 13-9, and the Company thereafter recently elected to sell all of its remaining interests and rights held in the TMD to NOC (for further information please see our Current Report on Form 8-K filed October 31, 2008, incorporated herein by reference).

Effective July 1, 2007, Firecreek purchased a 100% working interest and related 75% net revenue interest in leases, wells, equipment, and oil reserves located in Knox County, Texas. The project is listed as the Fant Ranch Unit. Through our operator Success Oil Co. Inc., we took over operations, commenced with oil production in the third and fourth quarter of 2007, and implemented a phase one program to rehabilitate and bring two additional wells on line in the Fant Unit. For additional information related to acquisition of Fant Ranch Unit please see our Report on Form 8-K filed on July 16, 2007 incorporated herein by reference.

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

In January, 2008, Firecreek entered into an Assignment and Bill of Sale (the “Assignment”) with Success Oil Co., Inc. (“SOC”) relating to the purchase and sale of 75% working interests along with 56.25% corresponding net revenue in certain 40 acre tract of land and leases (the “North 40”), with and including a first right for an additional 40 acre lease (the “South 40”), located in Ward County, Texas, more commonly known as the J.B. Tubb leasehold estate (the “Tubb Lease”). The Company participated in a workover, drilling and development program, and has recently brought three wells online as a result. The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provided for turnkey drilling, re-entry, and included multiple wells on the North 40 Acres. Firecreek has subsequently acquired assignment of one Lower Clearfork formation in the Highland 2 Wellbore which is located on the South 40 of the J.B. Tubb Leasehold Estate (also see information contained in Current Report on Form 8-K/A filed on April 30, 2008). The Tubb Lease workover, drilling and development programs brought three wells online resulting in two of the three wells effectively producing and selling oil and gas. For further information please see our Current Report on Form 8-K, as amended, originally filed on January 9, 2008, and amended and filed on April 30, 2008, incorporated herein by reference.

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

I. Results of Operations

Nine months ended September 30, 2008 versus nine months ended September 30, 2007.

There was $1,305,748 in revenues generated from the Company’s oil and gas lease production activities for the first nine months of 2008 compared to $254,414 in revenues for the same nine month period of 2007. Revenues for the first nine months of 2008 increased approximately 513% over the comparative nine month period. Revenues were attributed to i) producing oil wells on the Company’s Fant Ranch Unit interests located in Knox County, Benjamin, Texas, ii) recently acquired oil and gas interests, including re entry and workover programs, known as the J.B. Tubb Leasehold Estate located in the Amoco Crawar Field, Ward County, Texas, and iii) natural gas production located in Sweetwater County, Wyoming, known as the Ten Mile Draw project. Operating costs were $808,030 in the for the first nine months of 2008 compared to $238,009 for the same period in 2007, producing gross profits of $497,718 for the first nine months of 2008 compared gross profits of $16,405 for the first nine months of 2007.

General and administrative expense for the first nine months of operations in 2008 decreased to $778,819 from $984,458 in the first nine months of 2007. The decrease was attributed to a decrease in well enhancement/rehabilitation costs for wells in the Fant Ranch Unit.

Detail of general & administrative expenses:

	30-Sep-08	30-Sep-07

Advertising & promotion	$12,088	$2,956
Administration	29,442	83,297
Consulting	51,250	300,881
Depreciation	0	0
Investor incentives/commissions	36,376	0
Professional fees	314,069	466,363
Rent & storage	0	44,093
Travel costs	6,848	0
Well workover	328,746	86,868

Total	$778,819	$984,458

Administration used $29,442 for corporate parent costs related to printing, office, postage, transfer agent, filing agent, and other costs.

Investor incentives/commissions of $36,376 were incurred related to financing activities.

Consulting fees of $51,250 were incurred for business advisory services.

Professional fees of $314,069 were incurred for management advisory, legal costs, accounting, and financial modeling.

Rent and storage was $0 compared to $44,093 as prior office lease expenses in Fort Worth, Texas for the historical Firecreek Petroleum operations expired and was not renewed.

Travel costs were $6,849 and was incurred in relation to business meetings and legal agenda held in Boston, and Texas.

Well workover costs of $328,746 were paid toward enhancement/rehabilitation program charges related to the Company’s interests owned in the Fant Ranch oil wells.

After deducting general and administrative costs, the Company experienced a loss from operations of $281,101 for the nine months ended September 30, 2008 compared to an operating loss of $968,053 for the same period in 2007.

Interest expense decreased for the nine months ended September 30, 2008 to $859,286 compared to $1,166,525 for the same period in 2007. The decrease of interest was due to the corrected recording of the debt discount associated with prior and new debentures and accrued interest on outstanding notes and debentures.

Net loss for the first nine months in 2008 was $1,220,337 or ($0.00) per share compared to a loss of $1,390,010 or ($0.00) per share for the first nine months in 2007. Decreases in losses for the first nine months of 2008 are attributable primarily to disposal of assets.

Three months ended September 30, 2008 versus Three months ended September 30, 2007

The Company had revenues of $485,114 for the three months ended September 30, 2008 as compared with $174,198 in revenues for the same period in 2007. Net revenues for the period were $199,903 for the period as compared to net gain of $22,207 for the same period in 2007.

General and administrative expense for the three months ended September 30, 2008 decreased to $133,031 from $325,812 for the three months ended September 30, 2007. The decrease was attributed to a decrease in well enhancement/rehabilitation costs for wells in the Fant Ranch Unit.

Interest expense decreased in the three months ended September 30, 2008 to $167,251 compared to $376,022 for the same period in 2007. The decrease of interest was due to the corrected recording of the debt discount associated with prior and new debentures and accrued interest on outstanding notes and debentures.

Consulting and professional fees decreased approximately $149,177 to $3,555 for the three month period ended September 30, 2008 from $152,732 for the comparative three month period in 2007.

Net loss for the three month period ended September 30, 2008 was $456,407 or ($0.00) per share compared to a loss of $28,680, or ($0.00) per share for the same three month period in 2007.

Discussion of Financial Condition:  Liquidity and Capital Resources

At September 30, 2008 cash on hand was $356,420 as compared with $2,009,734 at December 31, 2007. Operations used $778,819 of cash and the company paid $1,400,000 to purchase its interest in the Tubbs field.

At September 30, 2008, the Company had working capital deficit of $5,220,496 compared to a working capital deficit of $3,519,638 at December 31, 2007.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at September 30, 2008 were $4,055,092as compared to $4,833,885 at December 31, 2007. Decrease in total assets was attributable in part to decrease in value of Star Energy investment, and increased depreciation on oil and gas related assets.

The Company’s total stockholders’ deficit increased from $3,784,037 at December 31, 2007 to $5,356,574 at September 30, 2008. The Stockholders’ deficit increased $1,572,537 due net losses incurred in the first nine months of 2008 which include the Company’s loss from operations of $281,101 along with a comprehensive loss of $537,000 form the Star Energy investment.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. However, our Principal Executive Officer and Principal Accounting Officer is currently conducting a review and evaluation of the Company’s controls and procedures as a result of certain circumstances that transpired subsequent to September 30, 2008 as more fully described in the Company’s Current Report on Form 8-K, filed on October 30, 2008. The Principal Executive Officer and Principal Accounting Officer anticipates completing his review and evaluation as soon as possible.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

(b)	Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2008, the Company was not a party to any legal proceedings requiring disclosure in this Report and none of the Company’s officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

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

Date:  November 21, 2008

EGPI FIRECREEK, INC.

By:	/s/ DOUG D’AGATA
Name	Doug D’Agata
Title:	Authorized Officer