Form 10-K
period 2008-12-31
EGPI FIRECREEK, INC.
filed 2009-04-14
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $1,437,437, which are included in the discontinued component.

The aggregate market value on March 31, 2009 of common stock held by non-affiliates was approximately $332,877 based on the average of the closing bid and asked prices of the registrant’s common stock on such date, as quoted by the National Quotation Bureau.

As of March 31, 2009, the registrant had 9,547,207 shares of its $0.20 par value common stock issued and outstanding. There are  no shares of Series A, B or C preferred stock,  issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

 Transitional Small Business (Check One). Yes ☐ No ☒

EGPI FIRECREEK, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to the Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

On December 13, 2006, the Company increased its total authorized capital stock from 980,000,000 shares to 1,300,000,000.

On July 1, 2007 the Company through its wholly owned subsidiary Firecreek began production and sale of oil from the Fant Ranch Unit located in Knox County, Texas.

On July 3, 2008 the Company through its wholly owned subsidiary Firecreek began production and sale of oil and gas from the J.B. Tubb leasehold estate located in Ward County, Texas.

Effective on October 8, 2008 the Company affected a one (1) for two hundred (200) reverse stock split whereby, as of the Record Date, for every two hundred shares of common stock then owned, each shareholder received one share of common stock.

On October 30, 2008 the Company’s wholly owned subsidiary Firecreek sold its 50% undivided interest in the Ten Mile Draw natural gas leases in Sweetwater County, Wyoming.

On December 2, 2008 as a result of a default notice received October 24, 3008 on Promissory Notes and Debentures held by Dutchess Private Equities Fund, Ltd (“Dutchess”), all of the assets were transferred or disposed of.

Overview

The Company, through its wholly-owned subsidiary Firecreek, has been building and integrating a line segment of operations facilitating plans for the Company’s oil and gas operations.

In 2007 the Company began focusing its efforts on development of domestically based oil and gas acquisition and production located in Texas and Wyoming.

In 2008 the Company expanded its oil and gas operations in Texas with the acquisition and development of majority interests held in the J.B. Tubb leasehold estate.

RECENT DEVELOPMENTS

On December 3, 2008, the Company received resignations from each of Douglas Leighton, Michael Novielli, Theodore Smith, and Douglas D’Agata as members of the Company’s board of directors. Further, on December 3, 2008, Mr. Douglas D’Agata resigned as the Company’s authorized officer.

On December 3, 2008, Mr. Dennis Alexander was re-appointed to the Board of Directors of the Company and as the Chief Executive Officer and Chief Financial Officer. Further, on December 3, 2008, Larry W. Trapp, and Mike Trapp were appointed to the Board of Directors. Further, Larry W. Trapp was appointed as Executive Vice President and Co-Treasurer, and Melvena Alexander was appointed Secretary, Comptroller, and Co-Treasurer.

On December 2, 2008 based upon completion of the disposal by Dutchess of all EGPI assets, all the debt to Dutchess claimed in the Notice of Default and all obligations of EGPI to Dutchess under the Loan Agreements were deemed fully satisfied. Further the Company issued a promissory note in favor of Dutchess in the principal face amount of $47,564.78 in consideration of certain Oil and Gas Property Participation and Rights Agreement. For additional information please see our Current Report on Form 8-K filed December 3, 2008, incorporated herein by reference, and Exhibits 10.32 (Oil and Gas Property Participation and Rights Agreement), and Exhibit 10.34 (Promissory Note Agreement) filed with this report.

The Company throughout its first quarter of operations for 2009 has been pursuing projects, seeking financing, and in negotiations for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

THE BUSINESS

The Company has been building and integrating a line segment of operations facilitating plans for the Company’s continuation of its oil and gas infrastructure and domestically focused oil and gas operations.

In 2007, the Company commenced with oil production related to the acquisition of the Fant Ranch Unit in Knox County, Texas (“Fant Unit or Fant”). The Company’s production of oil was initiated from 17 producing oil wells and 1 injection well in the Fant system. In September of 2007 two more wells were brought online, one well for oil production, and one for water stimulation.

Throughout most of fiscal 2008 we deployed enhancement and rehabilitation programs on several wells in the Fant Ranch Unit system increasing its overall performance. Further we acquired a 75% working interests in the J.B. Tubb leasehold estate located in the Amoco Crawar Field, Ward County Texas, and began a turn key re-entry and development program for oil and gas.  The Company successfully completed two wells, and added a third stripper well for production of oil and gas.

The Company was seeking to continue its expansion and growth for oil and gas development, but due to economic circumstances which led to downturn factors, we received an untimely default notice which resulted in forced disposition of our assets.

We have been pursuing a re-build of our basic infrastructure and negotiating for new acquisitions.

Firecreek Oil and Gas - Shift of Focus to Domestic Operations

Our goal is to become an independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas primarily in the United States.

In 2007 due to the rising costs related to the pursuit of overseas activities relative to the cost of financing for our Company, we elected to curtail foreign expenditures and concentrate on domestic projects (see historical information in previous reports filed on Form 10-KSB).

Firecreek’s 2008 Oil and Gas Operations

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

Sale of TMD

On October 30, 2008, the Company and NOC entered into an Agreement for Sale of Mineral Rights and an Assignment and Bill of Sale (collectively, the “Agreements”) relating to the Company’s sale, and NOC’s purchase, of the Company’s fifty percent (50%) undivided interest in the mineral rights created by oil and gas leases on the TMD real property, as described in the Agreements (“Mineral Rights”). Moreover, included in the sale was all of the Company’s interest in a lawsuit currently pending in the Third Judicial District Court of Sweetwater County, Wyoming (case Number Civil C-07-821-R, and styled Newport Oil Corp. v. Inter-Mountain Pipe and Threading Co.) (the “Suit”).The purchase price for these Mineral Rights and Suit was $125,000, payable in cash at closing.

A copy of the Agreement for Sale of Mineral Rights and Assignment and Bill of Sale are filed as Exhibits 10.1 and 10.2, respectively in a Current Report on Form 8-K filed on October 31, 2008, incorporated herein by reference.

Fant Ranch Unit Project, Knox County, Texas

Effective July 1, 2007, Firecreek purchased a 100% working interest and corresponding 75% net revenue interest  in certain leases, wells, equipment, mineral interests, oil and gas reserves (the “Assets”), known as the Fant Ranch Unit (“Fant”) located in Knox County, Texas from Ward Energy LP (“Ward”). We entered into a standard operating agreement at the time of the purchase with Success Oil Co. Inc., (“Success”) whereas Success became operator on behalf of the interests in Fant held by the Company through Firecreek, and subsequently taking over operations in transition from Wards then Operating unit. In September and October 2007, Firecreek engaged Success to initiate a Phase 1 workover and restoration program for two additional wells, the no.’s 7-1 and 1-4, to restore their production to bring on line for sales of oil. In January 2008, Firecreek commenced with a phase 2 enhancements /rehabilitation program for the Fant. The program included cleaning out casing perforations, maintenance, paraffin removal, repair and acid stimulation for a majority of the oil wells in the unit. The purpose of the program authorized was to maintain the existing wells regularly, and to increase the overall well efficiency and production for the field. The Company spent approximately $325,000 in its phase 2 program.

Disposition of Fant Ranch Unit Interests

On December 2, 2008, in connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the Fant Ranch Unit was disposed of and is no longer owned by the Company.

J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

In January, 2008, Firecreek entered into an Assignment and Bill of Sale (the “Assignment”) with Success Oil Co., Inc. (“SOC”) relating to the purchase and sale of  75% working interests along with 56.25% corresponding net revenue in certain 40 acre tract of land and leases (the “North 40”), with and including a first right for an additional 40 acre lease (the “South 40”), located in Ward County, Texas, more commonly known as the J.B. Tubb leasehold estate (the “Tubb Lease”). The Company participated in a workover, drilling and development program, and brought three wells online as a result. The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provided for turnkey drilling, re-entry, and included multiple wells on the North 40 Acres. Firecreek subsequently acquired assignment of one Lower Clearfork formation in the Crawar Highland 2 Wellbore which is located on the South 40 of the J.B. Tubb Leasehold Estate (also see information contained in Current Report on Form 8-K/A filed on April 30, 2008). The Tubb Lease workover, drilling and development programs brought three wells online resulting in two of the three wells effectively producing and selling oil and gas through the disposition of the leases on December 2, 2008.  For further information please see our Current Report on Form 8-K, as amended, originally filed on January 9, 2008, and amended and filed on April 30, 2008, incorporated herein by reference.

Disposition of J.B. Tubb Interests

On December 2, 2008, in connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the 75% Working Interests held in the J.B. Tubb Leasehold Estate was disposed of and is no longer owned by the Company.

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

Sales and Marketability

TMD Project, Wyoming

Through its Disposition, October 30, 2008

The Company through its Firecreek unit commenced selling natural gas during 2006 through the interests it held in the leases, wells, and equipment in the TMD. A Gas Purchase Agreement was entered into November 11, 2005 by Emerald Operating Company (“Emerald”) as “Producer”, and Western Gas Resources, Inc. (“Western”). Effective January 1, 2006, Newport, the Company’s Operator for its interests in the TMD Project and Western, signed a Ratification Agreement, adopting the Gas Purchase Agreement as the agreement between them covering gas purchases, pursuant to which Newport became the “Producer”. Newport is the operating partner for our non operated interests owned in the TMD. The Gas Purchase Agreement had a term of three years, continuing thereafter until either party gives written notice of termination at least thirty days prior to the expiration of the primary term or any extension of the primary term. Payments relative to the Company’s receipt from Newport, based on Gas received to the pipeline were estimated to be a standard 45-60 days following monthly settlement and calculation by Western. The British Thermal Unit (BTU) content of our gas produced in the TMD workover wells tested above standard. Through Newport we were entitled to receive bonus payment adjustment increase for sales of gas, less gathering fees, as applicable, in accordance with the then terms and calculations of the Gas Purchase Agreement. Prices paid by Western accordingly were adjusted for a BTU content of each zone as well as the liquids revenue received. The Company believes it had no commitment that obligated us to produce any set amount of natural gas.

Fant Ranch Unit, Texas

The Company received, through December 2, 2008, its monthly payment for the Fant Units production of oil in Knox County, Texas by division order with BML Inc. to Success Oil Co., Inc. BML purchases all of the Company’s crude oil pertaining to its interests owned based on a month-to-month contract, which could then be terminated upon thirty (30) day’s notice by either party. A division order is a contract for the sale of oil, by the holder of a revenue interest in well or property, to the purchaser.  It lists the names of revenue interest owners of a producible oil well or wells, along with the respective share of production revenues, and directs the purchaser to distribute the proceeds of production sales, accordingly. The Company received according to its interests for the oil sold to BML, through December 2, 2008, the average of the Plains price for the oil in for the month sold, adjusted by Platt pricing, less a transportation cost for the oil of $1.75 per barrel. The Company had no commitment that obligated us to produce any set amount of oil (see also “Management’s Discussion and Analysis of Financial Condition, and Plan of Operation", and "Description of properties").

Historically the marketability of the Company's crude oil has not posed a problem for us.  Crude oil can be easily sold wherever it is produced in the state(s) that the Company operates subject to the transportation cost. For example, the crude oil produced by the Company via certain of its oil and gas interests which were disposed of on December 2, 2008 had been transported by truck.  On the other hand, natural gas can be considered more difficult to sell since transportation requires a pipeline.  In some of the areas that the Company has pursued new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by the Company, if any, will be placed on line within a year after the well is drilled and completed.

Future Development Contemplated,

J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

As part of the disposition of its assets the Company and Dutchess entered into an Oil and Gas Property Participation and Rights Agreement (“Participation Agreement”), filed on Exhibit 10.32 with this report, whereby Dutchess granted EGPI, under certain circumstances listed therein the participation agreement, a right of first refusal, as provided in Section VIII of that certain participation agreement between Success Oil Co. and EGPI and its wholly-owned subsidiary, Firecreek Petroleum, Inc., dated January 3, 2008.

Wyoming Regulations

Any oil undertaking within the State of Wyoming requires obtaining the necessary permits and approvals from the Wyoming Oil and Gas Conservation Commission (“WOGCC”). Once a lease is obtained, an operator’s agreement must be on file with the WOGCC. In addition, federal regulations including those governed by the Environmental Protection Agency must be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operator Newport has obtained all necessary permits to operate the two workover wells associated with the Company’s interests in TMD project held by Firecreek prior to October 30, 2008.

Texas Regulations

Any oil undertaking with the State of Texas requires obtaining necessary permits and approvals from the Railroad Commission of Texas (“RRC”). Once a lease is obtained an operator’s agreement must be on file with the RRC.  Federal regulations including those governed by the Environmental Protection Agency must also be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operator Success has obtained and or filed all necessary permits and reports to operate the wells and maintain compliance associated with the Company’s interests in Fant Ranch Unit held by Firecreek prior to December 3, 2008.

Entry and Eventual Stability In The Oil And Gas Business Will Be Dependent Largely On Our Ability To Acquire Significant Financing Amounts

The Company’s entry and eventual stability in the oil and gas business will be dependent largely on our ability to continuously acquire significant financing amounts, and other potential financing providers, to carry out and implement its plans (see “Management Discussion and Analysis”, “Business Risks”, and “Liquidity and Capital Resources” sections).

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

Successful negotiations for acquisitions, confidentiality, timing and the Company’s financial capabilities will continue to play a significant role in any success of both current and future operations for the Company activities, including its subsidiary operations, and or any future planned subsidiary or special purpose entity (SPE) operations which in the future may exist.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

Firecreek’s Overseas Project Activity Development in Central Asian and European Countries

Strategic Alliance with Sahara Group

For historical information regarding the Sahara Group please see the section titled “The Business” and other information contained in Form 10-KSB, as amended, filed April 14, 2006, and in Form 10-KSB/A (Amendment No. 3), as amended filed April 11, 2008.

In 2007 and 2008, the Company focused on its domestic US oil and gas operations. There was no further activity with the Sahara group in Russia, Kazakhstan, Ukraine and Turkey, with the exception of the sale of certain opportunity rights to access of projects in Ukraine (for further information please see Item 6, Management Discussion and Analysis or Plan of Operation presented further this Report).  It is the Company’s intention  to wind down the Sahara entity. The Company may re enter negotiations at a future date predicated on the contacts and business relationships previously established in these countries.

Firecreek’s Future Planned Oil and Gas Operations

Status of Firecreek’s Overseas Project Activity

For current status of Firecreek please see information in this section “The Business” under above sub heading “Firecreek Oil and Gas Segment”. For historical information please also see “The Business” and other information contained in Form 10-KSB, Amendment No. 1, filed on July 24, 2008, and in Form 10-KSB/A (Amendment No. 3), as amended filed April 11, 2008,

In 2007 and 2008 the Company focused on its’ domestic US oil and gas operations. There was no further activity for Firecreek’s Overseas project activity in Romania and Libya. The Company may re enter negotiations at a future date predicated on the contacts and business relationships previously established in these countries.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We had a net loss on continuing operations in the fiscal year ended December 31, 2008 of $578,717 and a net loss on continuing operation in fiscal year ended December 31, 2007 of $359,182. We incurred a net income in fiscal year ended December 31, 2008 of $3,264,439 and a net loss in fiscal year ended December 31, 2007 of $1,474,050. As of December 31, 2008, we had a working capital deficit of $594,702. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2009 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2009. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

Our Level Of Indebtedness May Affect Our Business.

Our level of indebtedness could have important consequences for our operations, including:

We may need to use a large portion of our cash flow to repay principal and pay interest on our current and anticipated debt, which will reduce the amount of funds available to finance our operations and other business activities;

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

We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan; There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

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

Risk Factors Affecting Our Future Results Of Operations For The Company

Due to the Company’s limited operating history, it is difficult to predict future revenues accurately. This may result in one or more future quarters where the Company’s financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are outside the Company’s control. Material factors expected to impact the Company’s operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development. The past performance of the Company cannot be used to predict the future performance.

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

Exploration, development and exploitation activities involve numerous risks that may result in dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to produce discovered reserves fully. We are continually identifying and evaluating opportunities to acquire natural gas and oil properties. We may not be able to consummate any acquisition successfully, to acquire producing natural gas and oil properties that contain economically recoverable reserves, or to integrate the properties into our operations profitably.

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

Other companies operate some of the properties in which we have an interest. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to  perform operations adequately, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

Need For Expansion

The Company expects expansion will be required to address potential growth. This need for expansion will continue to place a significant strain on the management and financial resources of the Company. Failure to manage growth could disrupt the operations and ultimately prevent the Company from generating expected revenues. The Company’s business strategy includes entering into business partnerships and may include acquiring future businesses, such as, existing production or products, technology and acquisitions related to oil and gas or other resources, oil and gas field operations, and engineering. Other areas of future operations may include real estate, land and commercial development, technology and facilities, and fuel cell technology. The Company may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. Competition could impair the Company’s ability to  pursue these aspects successfully of this business strategy.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2008

Individual outside consulting firms owned by key Officers and/or current Directors, Dennis R. Alexander, Chairman, President and CFO, Rupert C. Johnson, Director until June 9, 2008, Dermot McAtamney, Co-Treasurer and Director until June 9, 2008, Larry W. Trapp, Executive Vice President, Co-Treasurer and current Director beginning December 3, 2008, Mike Trapp, current Director beginning December 3, 2008, and Melvena Alexander, Co-Treasurer, Secretary and Comptroller, managed the business of the Company.  Accordingly, the loss of the services of any key individual could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may effect the development of the Company’s business and could adversely affect the conduct of our business. While it intends to do so, the Company has not yet applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own And Represent Approximately 41.60 % Of the Company’s Issued and Outstanding Common Stock

The executive officers and directors of the Company currently beneficially own and represent approximately 41.60% of the issued and outstanding Common Stock. Accordingly, such persons may be able to maintain control of the Board of Directors of the Company and direct the affairs of the Company.

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

Other

The Company’s corporate parent operations during fiscal year ended 2008 did not retain any employees. Individual consulting firms owned by two key officers/directors along with three additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development,  information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

Oil and Gas Properties, Leases, and Interests

Knox County, Texas

Disposition as of December 2, 2008
In connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the 100% Working Interests held in the Fant Ranch Unit was disposed of and is no longer owned by the Company.

Ward County, Texas

Disposition as of December 2, 2008
In connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the 75% Working Interests held in the J.B. Tubb Leasehold Estate was disposed of and is no longer owned by the Company.

Sweetwater County, Wyoming

Sale of TMD

On October 30, 2008, the Company and NOC entered into an Agreement for Sale of Mineral Rights and an Assignment and Bill of Sale (collectively, the “Agreements”) relating to the Company’s sale, and NOC’s purchase, of the Company’s fifty percent (50%) undivided interest in the mineral rights created by oil and gas leases on the TMD real property, as described in the Agreements (“Mineral Rights”). Moreover, included in the sale was all of the Company’s interest in a lawsuit currently pending in the Third Judicial District Court of Sweetwater County, Wyoming (case Number Civil C-07-821-R, and styled Newport Oil Corp. v. Inter-Mountain Pipe and Threading Co.) (the “Suit”).The purchase price for these Mineral Rights and Suit was $125,000, payable in cash at closing.

A copy of the Agreement for Sale of Mineral Rights and Assignment and Bill of Sale are filed as Exhibits 10.1 and 10.2, respectively in a Current Report on Form 8-K filed on October 31, 2008, incorporated herein by reference.

Wells And Acreage

On December 2, 2008, in connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., all oil and gas properties/leasehold interests were foreclosed and no longer owned by the Company.

Set fourth below is information respecting the developed and undeveloped acreage owned by the Company in Knox and Ward Counties, Texas, and Sweetwater County, Wyoming. The Company sold its Wyoming interests included in the table below on October 30, 2008 and on December 2, 2008 all of its Texas interests were disposed of:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Sweetwater County, Wyoming, owned through October 30, 2008	320	160	960	360
Knox County, Texas, owned through December 2, 2008	2520	1890	-0-	-0-
Ward County, Texas, owned through December 2, 2008	40	22.5	-0-	-0-

Total	2880	2067.5	960	360

Production And Sale Of Oil And Gas

The following table summarizes certain information relating to the Company's net Natural oil and natural gas produced and from the Company’s property interests held, after royalties, during the periods indicated.

	Year Ended December 31,
	*2008	2007

Average net daily production of oil (Bbl)	30.71	22.56
Average net daily production of gas (Mcf)	129.05	73.79
Average sales price of oil ($ per Bbl)	$103.74	$81.73
Average sales price of gas ($ per Mcf)	$8.00	$5.02
Average lifting cost per bbl oil equiv.	$36.96	$26.52

*Calculations for 2008 Average net daily production of oil and gas (Mcf) was based on partial year start up activity averages for the Tubb leasehold estate beginning February 2008 and ending 12/2/2008; for TMD, from January 1, 2008 through October 30, 2008, the sale date for the Company’s 50% Working Interests in the leases and equipment; for Fant Ranch Unit, from January 1, 2008 through December 2, 2008 the date of final disposition for the Company’s  100% Working Interests in the leases and equipment.

Out Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006. Please see also “Certain Relationships and Related Transactions” for further discussion.

The Chief Executive Officer of the Company provided corporate office space through 2007 and 2008 at no charge. There is no further agreement in place to pay for the premises. At December 31, 2008 through March 31, 2009 the premises continue to be provided free of charge. Please see “Certain Relationships and Related Transactions”.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

2009	High	Low

First Quarter	$0.1600	$0.0300

Year Ended December 31, 2008	High	Low

First Quarter	$0.0057	$0.0009
Second Quarter	0.0050	0.0006
Third Quarter	0.0025	0.0005
Fourth Quarter (October 1 through October 7, 2008)	0.0070	0.0050
*Fourth Quarter (October 8 through December 31, 2008)	0.2000	0.0500

*Reflects Prices For the Period After a One for Two Hundred (1:200) Reverse Stock Split Effective October 8, 2008.

Year Ended December 31, 2007	High	Low

First Quarter	$0.0870	$0.0061
Second Quarter	0.0760	0.0031
Third Quarter	0.0064	0.0025
Fourth Quarter	0.0031	0.0007

As of March 31, 2009, the Company had issued and outstanding 9,547,207 shares of its common stock held by 611 holders of record, and  no shares of Series A, B or C preferred stock,  issued and outstanding.

 There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company’s ability to pay dividends on its common equity or that would be likely to do so in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and
(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	12,500	$	n/a		-0-
2004 Stock Incentive Plan 2	7,000	$	n/a		-0-
2005 Stock Incentive Plan (1)	13,000		$8.00	*	6,500

Total for Plans Filed On Form S-8	32,500				$6,500
Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	10,000		n/a (5)		-0-
DLM Asset Management,-Warrant (2)(7)	16,750		$12.00		16,750
Tirion Group, Inc.-Warrant (7)	16,750		12.00		16,750
John R Taylor-Option (4)	10,000		$140.00		10,000
William E. Merritt-Option (4)	10,000		$140.00		10,000
George B. Faulder-Option (4)	10,000		$140.00		10,000
Dr. Mousa Hawamdah-Option (4)	10,000		$140.00		10,000
James Barker-Option (4)	5,000		$140.00		5,000
Charles Alliban-Option (4)	10,000		$140.00		10,000
Dennis R. Alexander-Option (4)	10,000		$140.00		10,000
Gregg Fryett-Option (4)	10,000		$140.00		10,000
Peter Fryett-Option (4)	10,000		$140.00		10,000
Equity compensation plans approved by security holders
M. Herzog-Option (3)	3,000	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)			n/a		-0-
D. Alexander-Option (3)	3,000	$	n/a		-0-
M. Alexander-Option (3)	2,500	$	n/a		-0-
D. Kronenburg-Option (3)	2,500	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)			n/a
L. Trapp-Option (3)	3,000	$	n/a		-0-
T. Richards-Option (3)	2,500	$	n/a		-0-
Bradley Ray-Option (3)	2,500	$	n/a		-0-
Steven Antebi-Warrant (2)	20,000		$5.00		-0-
Sapphire Consultants-Warrant (2)(6)	12,500		$4.00		12,500
Confin International Inv.-Warrant (2)(6)	18,750		$4.00		18,750
John Brigandi-Warrant (2)	3,125		$4.00		1,560
Steven Antebi-Warrant (8)	20,000		$10.00		20,000
Joseph M. Vasquez (9)	2,500		$4.00		2,500
Joseph M. Vasquez (9)	2,500		$12.00		2,500
Joseph M. Vasquez (9)	2,500		$24.00		2,500
Total (1)	229,375		$71.81	**	178,810

(1a.)   Information listed under column (a), (b) and (c) reflects adjustment for 1:200 post reverse split (one (1) share for two hundred (200)) share basis which was effective at October 8, 2008.

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

RECENT SALES OF UNREGISTERED SECURITIES

I.  On February 8, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Jeffrey M. Proper c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	250,000	For services rendered to the Company or FPI	$15,000

Thomas J. Richards c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	390,000	For services rendered to the Company or FPI	$23,400

Larry W. Trapp c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	300,000	For services rendered to the Company or FPI	$18,000

Melvena Alexander c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	180,000	For services rendered to the Company or FPI	$10,800

Joanne M. Sylvanus c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	275,000	For services rendered to the Company or FPI	$16,500

Clifton Onolfo c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	150,000	For services rendered to the Company or FPI	$9,000

(*) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $92,700 of the financing proceeds in the immediately preceding table was used primarily in consideration of services rendered to the Company and/or Firecreek Petroleum, Inc. (“FPI”).

(1)	Mr. Jeffrey M. Proper, Esq., for legal advisory and consulting services; Mr. Proper is a shareholder.
(2)	Mr. Thomas J. Richards, for business and consulting and advisory services; Mr. Richards is a shareholder and an advisor of the Company.
(3)
Mr. Larry W. Trapp, for business and consulting and advisory services; He is a shareholder, an officer, (Executive Vice President, and Co-Treasurer) and director of the Company and Firecreek Petroleum, Inc.

(4)	Melvena Alexander, for day to day operational services and business provisions; Mrs. Alexander is a shareholder, and an officer (Secretary, Comptroller, and Co Treasurer) of the Company.
(5)	Joanne M. Sylvanus provides accounting and advisory services to the Company and FPI, and is a shareholder of the Company.
(6)
Mr. Cliff Onolfo, Miami Florida, for business and financial advisory services; He is a shareholder and advisor of the Company. The shares are to be held at the Company offices to be released as additional financial success fee compensation. The shares to be returned to Company Treasury if there is no performance completed within 90 days of the date of this Resolution.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II. On February 5, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Joseph M. Vazquez III 5324 Pine Tree Drive Miami Beach, FL. 33140	2/5/09	340,000	For services rendered	$20,400

David M. Rees 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	300,000	For services rendered	$18,000

Callie Tempest Jones 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	25,000	For services rendered	$1,500

Chase Chandler 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	15,000	For services rendered	$900

(*) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $40,800 of the financing proceeds in the immediately preceding table was used primarily in consideration of services rendered to the Company and/or Firecreek Petroleum, Inc. (“FPI”).

(1)	(****) Mr. Joseph M. Vazquez for legal advisory and consulting services, and is a shareholder of the Company.
(2)	Mr. David M. Rees for legal engagement and advisory services with the firm Vincent & Rees. Mr. Rees is a shareholder of the Company.
(3)	Mrs. Callie Tempest Jones for legal engagement and advisory services with the firm Vincent & Rees, Mrs. Jones is a shareholder of the company.
(4)	Mr. Chase Chandler for legal engagement and advisory services with the firm Vincent & Rees. Mr. Chandler is a shareholder of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(****) See also Item 8B Other Information which can be found further listed in this Report.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has been focused on oil and gas activities for development of interests held that were acquired in Texas and Wyoming for the production of oil and natural gas through December 2, 2008. The Company throughout 2008 was seeking to continue expansion and growth for oil and gas development in its core projects. A downturn in economic circumstances leading to a default notice received from our hedge fund lenders which in combination with lack of timely credit availability resulted in forced disposition of our assets. In 2009 we are once again pursuing a re-build of our basic projects infrastructure, negotiating for new acquisitions. Through 2008 we continued to limit and wind down the pursuit of projects overseas in Central Asian and European countries, but reserve the right to re enter these activities at a future date.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of new oil and gas operations in 2009 with a goal to re build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL. Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006. This process undertook closing our Firecreek subsidiary Ft. Worth Texas offices, eliminating or lowering many expenses including employees, consultants, telephones, long distance, cellular fees, travel, office supplies, data fees, and other. Books, accounting records and data were transferred to the Parent offices located in Scottsdale Arizona. The restructuring helped to decrease overall operating losses for the year 2006, and also to a lesser extent conserved existing cash flows. In 2007 and 2008 Firecreek focused primarily on development of U.S. based domestic oil and gas operations, the Fant Ranch Unit (acquired effective July 1, 2007), and Tubb Leasehold estate (acquired effective January 1, 2008) which were located in Knox and Ward Counties, Texas, respectively, and the Ten Mile Draw (TMD) project located in Sweetwater County Wyoming,.

Effective November 15, 2005, Firecreek purchased a 50% undivided working interest in leases, wells, equipment, gas and to a lesser extent oil reserves, and other rights, located in Green River Basin, Sweetwater County, Wyoming. The project is listed under the prospect name “Ten Mile Draw” (“TMD”). Through our operator Newport Oil Corporation (“Newport” or “NOC”) having completed a successful workover program we commenced with gas production from two wells, the 16-1 and 7-16, in the first and second quarters of 2006, subsequently began a workover program for a third well, the 13-9, in July of 2006. The Company encountered and reported several technical issues with the 13-9 well, and in bringing the well online to satisfactory commercial production levels. During the second quarter of operations the Company reported that it may ultimately elect to shut the well if reasonable commercial production levels were not achieved in a reasonable amount of time. Due not achieving commercial levels of production, during September and October 2008 the Company and NOC elected to shut in the 13-9, and the Company thereafter elected to sell all of its remaining interests and rights held in the TMD to NOC (for further information please see our Current Report on Form 8-K filed October 31, 2008, incorporated herein by reference).

Effective July 1, 2007, Firecreek purchased a 100% working interest and related 75% net revenue interest in leases, wells, equipment, and oil reserves located in Knox County, Texas. The project is listed as the Fant Ranch Unit. Through our operator Success Oil Co. Inc., we took over operations, commenced with oil production in the third and fourth quarter of 2007, and implemented a phase one program to rehabilitate and bring two additional wells on line in the Fant Unit. For additional information related to acquisition of Fant Ranch Unit please see our Report on Form 8-K filed on July 16, 2007 incorporated herein by reference. In January, 2008, Firecreek commenced with an enhancement/rehabilitation phase 2 program for the Fant Ranch Unit located in Knox County, Texas. The program included cleaning out casing perforations, maintenance, paraffin removal, repair and acid stimulation for a majority of the oil wells in the unit. The purpose of the program was to maintain the existing wells regularly, and to increase the overall well efficiency and production for the field. Disposition as of December 2, 2008: In connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the 100% Working Interests held in the Fant Ranch Unit was disposed of as of December 2, 2008, and is no longer owned by the Company.

On August 3, 2007, the Company through its Firecreek unit concluded a transaction for the sale of rights and opportunities for development works and projects located in the Ukraine. Through the agreement the purchaser acquired the rights to acquire licenses, permits and permissions to explore for and extract oil, natural gas or other natural resources on the territories referenced in the agreement. For additional information please see information and exhibits to a Report on Form 8-K filed on August 13, 2007, incorporated herein by reference. For updated status please also see Item 1, Legal Proceedings in a report on Form 10-Q, filed on November 21, 2008, incorporated herein by reference.

In January, 2008, Firecreek entered into an Assignment and Bill of Sale (the “Assignment”) with Success Oil Co., Inc. (“SOC”) relating to the purchase and sale of 75% working interests along with 56.25% corresponding net revenue in certain 40 acre tract of land and leases (the “North 40”), with and including a first right for an additional 40 acre lease (the “South 40”), located in Ward County, Texas, more commonly known as the J.B. Tubb leasehold estate (the “Tubb Lease”). The Company participated in a workover, drilling and development program, and has recently brought three wells online as a result. The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provided for turnkey drilling, re-entry, and included multiple wells on the North 40 Acres. Firecreek has subsequently acquired assignment of one Lower Clearfork formation in the Highland 2 Wellbore which is located on the South 40 of the J.B. Tubb Leasehold Estate (also see information contained in Current Report on Form 8-K/A filed on April 30, 2008). The Tubb Lease workover, drilling and development programs brought three wells online resulting in two of the three wells effectively producing and selling oil and gas. For further information please see our Current Report on Form 8-K, as amended, originally filed on January 9, 2008, and amended and filed on April 30, 2008, incorporated herein by reference. Disposition as of December 2, 2008: In connection with the Default notice received October 24, 2008, and actions of Dutchess Private Equities Fund, Ltd., the 75% Working Interests held in the J.B. Tubb Leasehold Estate was disposed of as of December 2, 2008, and is no longer owned by the Company.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS – December 31, 2008 Compared to December 31, 2007

General administrative expenses were $558,579 in 2008 compared to $1,008,982 in 2007. The Company has treated the following oil and gas leases, properties and interests, and equipment as a discontinued component of operations: i) the undivided 50% Working Interests held in the Ten Mile Draw Prospect area natural gas wells located in Sweetwater County, Wyoming, ii), the 100% oil and gas Working Interests held in the leases, reserves, and equipment in the Fant Ranch Unit located in Knox County, Benjamin Texas, and iii) the 75% oil and gas Working Interests held in the leases, reserves, and equipment located in the J.B. Tubb leasehold estate located in the AMOCO CRAWAR Field, Ward County, Texas.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-08	31-Dec-07

Advertising & promotion	$1,639	$3,159
Administration	41,627	32,482
Consulting	56,399	327,255
Impairment expense	47,565	0
Investor incentives/commissions	42,376	289,439
Professional fees	300,952	266,647
Salaries	63,000	90,000
Travel costs	5,021	0

Total	$558,579	$1,008,982

Advertising and Promotion costs of $1,639 were used for investor relations and market awareness.

Administration Costs of $41,627 was used for office and general operating expenses of which $26,362 was used for the costs related to the reverse stock split.

Consulting Fees of $56,399 were incurred for consulting and advisory fees for business management activities.

Impairment expense of $47,565 was used to expense an acquired oil and gas participation rights.

Investor Incentives/commissions of $42,376 include costs related to obtaining financing and credit lines.

Professional Fees of $300,952 were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Salaries and Benefits of $63,000 were used to pay employees in 2008.

Travel costs used $5,021 for business trips, two to Boston MA, and one to Dallas, Fort Worth Texas during 2008.

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $578,717 in 2008 as compared to a loss from continuing operations of $359,182 in fiscal 2007.

Interest expense for fiscal year 2008 was $24,328 compared to $26,546 in fiscal year 2007.

After accounting for Loss from operations of discontinued component (net of tax), and Gain on disposal of discontinued component (net of tax), the Company incurred a net income of $3,264,439 in fiscal year 2008 compared to a loss of $1,474,050, in fiscal year 2007.

Fully diluted income (loss) per share was $0.54 income per share in fiscal year 2008 compared to a loss of ($0.68) per share in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2008 was $2,230 compared to $2,009,734 at the beginning of the year. The Company had working capital deficit of $594,702 at December 31, 2008 compared to a working capital deficit of $3,467,364 at December 31, 2007.

Cash used in operating activities was $282,504 for the year ended December 31, 2008, compared with $784,190 for the year ended December 31, 2007.

The Company paid $1,400,000 for J.B. Tubb leasehold interests and equipment, and  $1,626,031in fiscal year 2007 of leases and equipment related to the acquisition of the Fant Ranch Unit. The Company received  no new loans in fiscal year 2008 compared to  $4,405,000 in fiscal year 2007 by issuing convertible debentures and promissory notes on its equity credit line.

The Company paid $325,000 to Dutchess during 2008 to pay down the Equity Line Loan.

Total assets decreased to $2,230 at December 31, 2008 compared to $4,833,885 at the beginning of the year mainly as a result of the loss of assets in default on debt.

Shareholders deficit decreased to $901,798 at December 31, 2008 from a deficit of $3,784,037 at December 31, 2007. During fiscal year 2007, the Company issued 50,714 shares to consultants valued at $58,786 for services rendered. In addition, the Company issued 393,737 shares to pay the equity line of $260,378. During fiscal year 2007, the Company issued convertible debentures with a face amount of $4,100,000 and 3,500,000 shares of common stock and 20,000,000 of preferred stock and received net proceeds of $3,970,000. The issuances of the common stock and the preferred stock were valued at fair market of $700,000 and $200,000 respectively. The fair value associated with the issuance of the debentures using the Black Sholes Options pricing model was $1,853,360.

Finally, we recorded a net income during 2008 of $3,264,439 compared with a net loss during 2007 of $1,474,050, and which results in an ending shareholder deficit at December 31, 2008 of $901,798, reduced from $3,784,037 at December 31, 2007 the previous year.

The Company must generally undertake certain ongoing expenditures in connection re building, expanding and developing its oil and gas business, and for various past and present legal, accounting, consulting, and technical review, and to perform due diligence for activating one or more of its acquisition and development programs; furthering research for new and ongoing business prospects, and in pursuing capital financing for its existing available rights and proposed operations.

As previously reported, during 2007, the equity line financing company that provided the Equity Line cancelled the Equity Line. As part of additional financing on December 26, 2007 for $2.1 million dollars, the terms of that loan included the issuance of two debentures, 40% of the revenues generated by the Company which is applied to previously existing notes, and 85% of the stock of the Company as an inducement (for further information please see Current Report on form 8-K filed on January 7, 2008, incorporated herein by reference).  In addition, certain members of the financing Company became members of the Company’s Board of Directors. It was further reported that although unlikely, there could be no assurance that the finance company issuing the notes would continue to refrain from noticing or acting on a formal default, however the Company believed that its present members were working uniformly to assist growth of the Company.  Thus a change from a favorable circumstance with our finance company, encountering a formal default, could, in lieu of positive negotiations occurring, anticipate potentially detrimental conditions including but not limited to one or more of the following: i) rapid conversion of debentures to shares of the Company’s up to 85% of the common stock in accordance with the terms and provisions of the note agreements, ii) acceleration and foreclosure on one or all of the assets of the Company and its subsidiaries, iii) imposing financial duress creating difficulty or inability to run the Company or its business affairs, iv) create pressure on the Company’s stock by increased supply, and v) increased dilution to shareholders. Although the terms of the notes were stringent, the Company believed that it would continue to secure needed financing for its growth plans.

In January 2008, members of the financing company joined the Company’s Board of Directors, as a condition of the financing received in December 2007. The Equity Line was canceled with the financing that occurred on December 26, 2007. The Company was working to secure up to $10,000,000 or more in asset based, and or other debt or equity finance projected to assist its 2008 plans. There could be no guarantee or assurance that the Company would receive or be successful in obtaining additional financing. In addition, the Company had a covenant with its equity line finance company, which managing members were directors, affiliates, and shareholders of the Company, not to enter into any additional financing agreements, debt or equity, without prior expressed written consent, which shall not be unreasonably withheld.

Historically noted, as previously disclosed in EGPI Firecreek, Inc.’s (“EGPI” or the “Company”) filings with the U.S. Securities and Exchange Commission, the Company has entered into, and issued, various debenture and note agreements (the “Loan Documents”) with Dutchess Private Equities Fund Ltd, (“Dutchess”), successor in interest to Dutchess Private Equities Fund LP and Dutchess Private Equities Fund II, LP. The Company and Dutchess have also entered into that certain Security Agreement, dated March 27, 2007, as amended, providing for, among other things, Dutchess’ rights and remedies with respect to certain of the Company’s assets. On October 24, 2008, the Company then did receive a default notice (“Default Notice”) pursuant to the Loan Documents previously disclosed stating that the Company was in default of their obligations to Dutchess, including, but not limited to, failure to pay interest and principal when due. Further, pursuant to the Default Notice, Dutchess gave notice that it is exercising its right to increase the aggregate face amount of the obligations owing under the Loan Documents by ten percent (10%) for each instance of default. Accordingly, Dutchess accelerated and declared outstanding all unpaid principal, accrued interest, liquidated damages, and any other costs and expenses to be immediately due and payable in full. The aggregate amount owed to Dutchess, as provided in the Default Notice, is $9,304,962; such amount is to be paid within five (5) days of the Default Notice. Moreover, as stated in the Default Notice, Dutchess reserved the right to pursue any and all available legal remedies for any failure to pay any amount due to Dutchess. On December 2, 2008 as a result of a default notice received October 24, 3008 on Promissory Notes and Debentures, all of the assets were transferred or foreclosed on and transferred to Dutchess Private Equities Fund, Ltd (“Dutchess”).

In summary, the Company obtained $435,000 in March 2007, $2,000,000 in June 2007, and $2,100,000 in December 2007 from Promissory Notes and Debentures as previously reported. There were no funds obtained from financing activities in 2008. Cash provided for operations was provided primarily from its oil and gas operations through December 2, 2008. Going forward for 2009, management has estimated that such cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, will initially require a very minimum of $500,000 to $750,000 to a maximum of $5 to $10 million during the first six to twelve months of fiscal 2009.

Financing our full expansion and development plans for our oil and gas operations could require up to $50,000,000 or more. The Company may elect to reduce or increase its requirement as circumstances dictate. We may elect to revise these plans and requirements for funds depending on factors including; changes in acquisition and development estimates; interim corporate and project finance requirements; unexpected timing of markets as to cyclical aspects as a whole; currency and exchange rates; project availability with respect to interest and timing factors indicated from parties representing potential sources of capital; structure and status of our strategic alliances, potential joint venture partners, and or our targeted acquisitions and or interests.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Monmouth Beach, NJ 07750
Tel. 732-229-7723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have completed the audits of the consolidated financial statements of EGPI Firecreek, Inc. (the “Company”) and its internal control over financial reporting as of December 31, 2008 and December 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) at December 31, 2008 and December 31, 2007, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Donahue Associates, LLC.
Monmouth Beach, New Jersey
April 14, 2009

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and December 31, 2007

	31-Dec-08	31-Dec-07
ASSETS

Current assets:
Cash	$2,230	$2,009,734
Accounts receivable	0	76,348
Deferred charges	0	13,739
Total current assets	$2,230	$2,099,821

Other assets:
Investment in Star Energy, fair value	0	382,200
Deferred charges	0	116,934
Fixed assets- net	0	2,234,930

Total assets	$2,230	$4,833,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$549,367	$815,836
Note payable	47,565	0
Notes payable- net of discount	0	4,753,349
Total current liabilities	$596,932	$5,569,185

Advances & notes payable to shareholders	307,096	269,200
Convertible debentures- net of discount	0	632,563
Derivative liability	0	2,146,974
Total liabilities	$904,028	$8,617,922

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend. 20 million shares outstanding	0	200,000
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 5,921,288 at December 31, 2007 and 6,921,288 at December 31, 2008	$1,384,257	$1,184,257
Additional paid in capital	20,970,812	20,970,812
Other comprehensive loss	(567,000)	(184,800)
Accumulated deficit	(22,689,867)	(25,954,306)
Total shareholders' deficit	(901,798)	(3,784,037)

Total Liabilities & Shareholders' Deficit	$2,230	$4,833,885

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and December 31, 2007

	31-Dec-08	31-Dec-07

General and administrative expenses:
General administration	$558,579	$1,008,982
Total general & administrative expenses	558,579	1,008,982

Net loss from operations	$(558,579)	$(1,008,982)

Other revenues and expenses:
Gain on asset disposal	0	667,000
Interest income	4,190	9,346
Interest expense	(24,328)	(26,546)

Net income (loss) before provision for income taxes	$(578,717)	$(359,182)

Provision for income taxes	0	0

Loss from continuing operations	(578,717)	$(359,182)

Discontinued operations:
Loss from operations of discontinued component (net of tax)	(1,960,323)	(1,114,868)
Gain on disposal of discontinued component (net of tax)	5,803,479	0

Net income (loss)	$3,264,439	$(1,474,050)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.10)	$(0.17)
Basic income (loss) per share- discontinued component	$0.64	$(0.51)
Basic income (loss) per share	$0.54	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.10)	$(0.17)
Fully diluted income (loss) per share- discontinued component	$0.64	$(0.51)
Fully diluted income (loss) per share	$0.54	$(0.68)

Weighted average of common shares outstanding:
Basic	6,088,411	2,158,841
Fully diluted	6,088,411	2,158,841

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and December 31, 2007

		31-Dec-08	31-Dec-07
Operating Activities:
Net income (loss)		$3,264,439	$(1,474,050)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment expense		47,565	135,786
Interest expense		24,328	26,546
Consulting expense		0	58,786
Gain (loss) on asset disposal		0	(567,000)
Depreciation & depletion expense	Discontinued component	150,498	124,184
Interest expense	Discontinued component	2,503,277	1,134,606
Amortization of deferred charges	Discontinued component	36,376	188,517
Gain (loss) on asset disposal	Discontinued component	(5,690,284)	0
Gain on derivative liability	Discontinued component	(428,582)	(361,964)
Changes in other operating assets and liabilities :
Accounts receivable	Discontinued component	76,348	(76,338)
Accounts payable and accrued expenses		(266,469)	26,737
Net cash used by operations		$(282,504)	$(784,190)

Investing activities:
Purchase of lease & equipment	Discontinued component	$(1,400,000)	$(1,626,031)
Net cash used for investing activities		(1,400,000)	(1,626,031)

Financing Activities:
Credit equity line paid	Discontinued component	$(325,000)	$435,000
Convertible debentures issued	Discontinued component	0	3,970,000
Net cash provided (used) by financing activities		(325,000)	4,405,000

Net increase (decrease) in cash during the period		$(2,007,504)	$1,994,779

Cash balance at January 1st		2,009,734	14,955

Cash balance at December 31st		$2,230	$2,009,734

Supplemental disclosures of cash flow information:
Interest paid during the year- discontinued component		$82,624	$105,000
Income taxes paid during the year		$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2008 and December 31, 2007

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2006	0	$0	1,976,837	$395,367	$18,887,178	$(24,480,256)	$0	$(5,197,711)

Issued shares to pay equity line			393,737	78,747	181,631			260,378
Issued shares to consultants			50,714	10,143	48,643			58,786
Issuance of preferred stock	20,000,000	$200,000						200,000
Issuance of common stock			3,500,000	700,000				700,000
Issuance of debenture- derivative value					1,853,360			1,853,360
Loss on investment (Star Energy)							(184,800)	(184,800)
Net loss for the fiscal year						(1,474,050)		(1,474,050)

Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(382,200)	(382,200)
Convert preferred stock	(20,000,000)	$(200,000)	1,000,000	200,000				0
Net income for the fiscal year						3,264,439		3,264,439

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(22,689,867)	$(567,000)	$(901,798)

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

Prior to December 2008, the Company had interests in various gas & oil wells located in the Wyoming and Texas area. In December 2008, the Company’s major creditor, Duchess Private Equities Ltd. (Duchess), foreclosed on the assets of the Company.  As a result, all of the Company’s oil and gas properties were transferred to Duchess in satisfaction of debt owed. See financial statement Note 9 for further discussion.

In October 2008, the Company effected a 1 share for 200 shares reverse split of its common stock. See financial statement note 5 for a further discussion.

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

Revenue and Cost Recognition- Revenue is recognized from oil &gas sales at such time as the oil & gas is delivered to the buyer. For its producing activities, the Company uses successful efforts costing.

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

Cash- For the purpose of compiling the statement of changes in cash flows, cash includes all cash balances and highly liquid short-term investments with original maturity dates of three months or less.

Investment in Star Energy, fair value- The Company accounts for its investments in Star Energy as per SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Management has designated its investments in Star Energy as “available for sale”.  Accordingly, investment is recorded at market value and earnings and losses on investments are recognized in the consolidated balance sheets as other comprehensive income.

The Company has also adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), to account for its investment, which among other things, requires enhanced disclosures about financial instruments carried at fair value.

After adoption of SFAS No.157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives.
•
Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

The investment in Star Energy is a Level I investment at December 31, 2007.

Deferred costs- Deferred costs are the costs of obtaining the equity line of credit discussed in Note 9 and are amortized over the life of the loan.

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

The Company applied SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, to account for the sale of the oil & gas properties in December 2008 as more fully discussed in financial statement note 9.  Accordingly, the results of operations and cash flows from these assets for both 2008 and 2007 are separately recorded in the consolidated statements of operations and cash flows as a discontinued component.

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

Recent accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 will not have a material affect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material affect on the Fund’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will not have a material affect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. The adoption of SFAS 161 will not have a material affect on the Company’s consolidated financial statements.

2. Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, in December 2008 all of the producing assets of the Company were foreclosed on by Duchess to pay down loans owed.  This situation raises the doubt of the Company’s ability to continue as a going concern.

Management’s plans with regard to this matter are as follows:

-Raise interim and long term finance to assist new oil and gas acquisitions, with good potential for rehabilitation to increase production, and upside potential initially for principally targeted shallow drilling development.

-Raise 6-12 months working capital for corporate operations.

-Pursue to obtain asset based project finance or develop joint ventures to fund work programs for oil and gas domestically.

-Pursue formation of strategic alliances with more firmly established peer groups to assist acquisition activities.

-Initiate search for experienced oil and gas personnel to add to our staff.

3. Fair Values of Financial Instruments

The carrying amounts of the cash, accounts receivable, deferred charges, investment in Star Energy, accounts payable and accrued expenses, note payable, equity line notes payable, advances & notes payable to shareholders, convertible debentures payable and derivative liability payable reported in the balance sheets are estimated by management to approximate fair value at December 31, 2008 and December 31, 2007.

4. Net Income (Loss) per Share

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

Net income (loss) per common share has been computed as follows:

	31-Dec-08	31-Dec-07

Net income (loss) from continuing operations	$(578,717)	$(359,182)
Net income (loss) from discontinued operations	3,843,156	(1,114,868)
Net income (loss)	$3,264,439	$(1,474,050)

Total shares outstanding	6,922,206	5,921,288

Basic weighted average of shares outstanding	6,088,411	2,158,841
Add effects of options outstanding	0	0
Fully diluted weighted average of shares outstanding	6,088,411	2,158,841

Basic income (loss) per share- continuing operations	$(0.10)	$(0.17)
Basic income (loss) per share- discontinued operations	$0.64	$(0.51)
Basic income (loss) per share	$0.54	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.10)	$(0.17)
Fully diluted income (loss) per share- discontinued operations	$0.64	$(0.51)
Fully diluted income (loss) per share	$0.54	$(0.68)

All amounts for fiscal year 2007 have been adjusted for the 1 for 200 reverse stock split more fully discussed Note 5.

5. Common and Preferred Stock Transactions and Reverse Stock Split

During the year ended December 31, 2007, the Company issued 50,714 shares of common stock to pay consulting fees.

During the year ended December 31, 2007, the Company issued 393,737 shares of common stock to pay down the equity line.

During the year ended December 31, 2007, the Company issued 3,500,000 shares of common stock and received proceeds of $700,000.

During the year ended December 31, 2007, the Company issued 20,000,000 shares of Preferred C stock to Duchess and received proceeds of $200,000.

In October 2008 Duchess converted their shares into 1,000,000 shares of common stock.

In October 2008, the Company effected a 1 share for 200 shares reverse split of its common stock.  As a result, the issued and outstanding shares at December 31, 2007 were decreased from 1,184,257,619 shares to 5,921,288 shares and basic and fully diluted loss per share for fiscal year 2007 was decreased from $0.00 to $0.68.  In addition, the par value of the common stock was increased from $0.001 to $0.20.

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

7. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Dec-08	31-Dec-07

Well leases	$0	$1,068,650
Well equipment	0	1,316,710
Accumulated depreciation & depletion	0	(150,430)

Fixed assets- net	$0	$2,234,930

In fiscal year 2007, the Company closed its former Firecreek offices in Fort Worth, Texas as part of its restructuring efforts.  Management elected to impair the value of the fixed assets associated with this office and recorded the impairment expense in the statement of operations for 2007.

8.  Options Outstanding

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options outstanding at December 31, 2008 is as follows.  Options outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 5.

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2006	207,810	$80.00000	2.72

Issued	0
Exercised	0
Expired	(29,000)

Outstanding at December 31, 2007	178,810	$72.00000	1.61

Issued	0
Exercised	0
Expired	0

Outstanding at December 31, 2008	178,810	$71.77026	0.61

9. Disposal of Tubb, Ten-Mile Draw, and Fant Ranch Properties

In fiscal year 2005, the Company entered into an equity line credit agreement with Duchess, a financing company, and a shareholder. Under the terms of the equity line agreement, the Company was obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. All of the assets of the Company secured the equity line notes. The notes had an effective interest rate of approximately 20%.  As an incentive to enter the equity line of credit, the Company also issued convertible debentures, see reference footnote 10, the fair market value of which had been discounted against the face of the equity line notes and was being amortized to interest expense over the life of the equity line notes.

The following is the schedule of the equity line notes payable at December 31, 2008 and December 31, 2007:

	31-Dec-08	31-Dec-07

Matured in September 2006, effective interest of 18.55%	$0	$1,086,803
Matured in November 2006, effective interest of 22.12%	0	1,488,215
Matured in December 2006, effective interest of 22.12%	0	129,885
Matured in April 2007, effective interest of 22.12%	0	581,603
Matured in December 2007, effective interest of 17.34%	0	1,042,651
Matured in March 2008, effective interest of 25.68%	0	474,623
Less discount	0	(50,431)

Total equity line of credit	$0	$4,753,349

At December 2, 2008, the Dutchess foreclosed on all of the assets of the Company.  As a result of the foreclosure by Duchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt owed to Duchess.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $6,385,133 in its consolidated statement of operations at December 31, 2008.  The Ten-Mile Draw property had been earlier sold in October 2008 for $125,000.  The Company recognized a loss on this asset disposal of $581,654 in the consolidated statement of operations.

Gain of disposal of discontinued component

Cash received	$75.000
Deb; retired	9,201,166
Assets transferred- net	(3,472,687)
Gain of disposal of discontinued component	$5,803,479

loss from operations of discontinued component

Revenues from sales of oil & gas	$1,437,437
Cost of revenues	(921,6900
Net revenues	$515,747

Operating costs	356,647

Income from operations	$159,100

Other income/(expense)
interest costs	(2,548.005)
Gain on derivative	428,582

Loss from Operations of discontinued component	$(1,960,323)

10. Issuance of Incentive Convertible Debentures

During the fiscal year ended December 31, 2007, the Company issued a 12% incentive debenture with a face value of $500,000 to pay an incentive fee to Duchess issued on December 26, 2007 (reference footnote 11).  The incentive debenture was recorded as a discount to convertible debenture at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance.  The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The incentive debenture was to mature in December 2014.  At issuance, the incentive debenture was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0%.  The fair market value will be assessed each balance sheet date over the maturity of the debenture and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

During the fiscal year ended December 31, 2007, the Company issued a non-interest bearing incentive debenture with a face value of $140,000 to pay an incentive fee to Duchess.  The incentive debenture was recorded as a discount to the equity credit line at fair market value at the date of issuance to debt discount and will be amortized over the life of the equity credit line issuance.  The debenture is convertible into common stock at 75% of the lowest bid price of the common stock for the fifteen days preceding conversion.  The incentive debenture was to mature in March 2012.  At issuance, the incentive debenture was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 4.0%, and dividend growth rate: 0.  The fair market value will be assessed each balance sheet date over the maturity of the debenture and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

11.  Issuance of Convertible Debentures

On December 26, 2007, the Company issued a convertible debenture in the face amount of $2,100,000.  The debenture beared interest at 12% per annum and originally matured on December 26, 2014.  The note holder had the right to convert any and all amounts owed into shares of the Company’s common stock at any time following the closing date.  The conversion price of the debenture was equal to the lesser of 75% of the lowest closing bid price of the common stock during the twenty trading days immediately prior to the notice of conversion, or $0.005.  As an inducement to the holder, the Company issued 3,500,000 shares of the Company’s common stock and 20,000,000 shares of the Company’s Series C Preferred Stock.  In addition, the Company also issued a $500,000 incentive debenture to Duchess (reference footnote 10).  Both the shares of the Company’s securities and the incentive debenture were recorded as a discount to the debt issuance and are amortized over the life of the convertible note.  At issuance, the conversion feature was accounted for under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Although the conversion feature is convertible into an indeterminate number of shares, the noteholder holds a controlling interest in the Company.  Net share settlement can occur.  The conversion feature was calculated using the intrinsic value method and recorded as a debt discount.

On June 11, 2007, the Company issued a convertible debenture in the face amount of $2,000,000.  The debenture beared interest at 12% per annum and was to mature on June 11, 2014.  The note-holder had the right to convert any and all amounts owed into share of the Company’s common stock at any time following the closing date.  The conversion price of the debenture was equal to the lesser of 75% of the lowest closing bid price of the common stock during the twenty trading days immediately prior to the notice of conversion, or $0.015.  At issuance, the conversion feature was accounted for as a derivative liability in accordance with EITF 00-19 “Accounting For Derivative Instruments Indexed To, and Potentially Settled, In the Company’s Own Stock,” due to the conversion feature permitting conversion into an indeterminate number of shares.  At issuance, the conversion feature was valued using a Black Scholes Option Pricing Model utilizing the following assumptions:  volatility: 20%, straight bond yield: 5.0%, risk-free rate: 2.0%, and dividend growth rate: 0%.  The conversion option will be assessed each balance sheet date over the maturity of the debentures and will be marked to market with the gain or loss recorded in the Company’s statement of operations.

As of December 26, 2007, the conversion feature was no longer accounted for as a derivative liability.  The noteholder owns a controlling interest in the Company, and has control to authorize additional shares as warranted.  The conversion liability was reclassified to additional paid in capital.

12. Income Tax Provision

Provision for income taxes is comprised of the following:	31-Dec-08	31-Dec-07

Net loss before provision for income taxes	$(578,717)	$(359,182)

Current tax expense:
Federal	0	0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,203,124)	(2,750,468)
Allowance for recoverability	1,203,124	2,750,468
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,203,124	$2,750,468
Allowance for recoverability	(1,203,124)	(2,750,468)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

13.  Gain on Sale of Asset

In August 2007, the Company sold all of its rights to certain projects in the Ukraine that had been developed through its subsidiary, Firecreek Petroleum Inc., to Star Energy Corp. for $100,000 cash and 2.1 million shares of Star’s stock.  The rights to these projects had previously been 100% impaired by the Company in 2005 and therefore all the proceeds received from the transaction have been recorded as a “gain on asset sale” in the consolidated statement of operations in 2007.  Management has classified the Star stock as “available for sale” as per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, has recorded the loss in the market value of the stock in other comprehensive income at December 31, 2007 and at December 31, 2008.  The stock was sold in December 2008.

14. Non Cash Transactions

Certain transactions during the years ended December 31, 2007 did not involve the use of cash and therefore have been excluded from the consolidated statements of cash flows.

During the year ended December 31, 2007, the Company issued 393,737 shares of common stock to pay $280,378 of the equity credit line discussed in Note 9.

15. Supplemental Information on Oil & Gas Operations and Property Acquisitions and Sales

In November 2005, the Company purchased a 50% working interest in The Ten Mile Draw Field (TMD), a natural gas field located in Sweetwater County, Wyoming for $1,089,130.  Of the total acquisition costs $475,000 was used to acquire the lease, $126,000 was used for well equipment costs, and $488,130 for development costs. In October 2008, the TMD property was sold f0r $125,000.  The Company recognized a loss on the disposal of the asset in its consolidated statement of operations of $581,654.

On July 9, 2007, the Company acquired certain tracts of land and leases located in Knox County, Texas, known as the Fant Ranch Unit for $1,538,705 which included wells, leases and equipment and the oil in the tanks owned by the seller at that time.

In January 2008, the Company, through it’s wholly owned subsidiary, Firecreek Petroleum, Inc, purchased a certain 40 acre tract of land and leases  with first right for an additional 40 acre lease located in Ward County, Texas, more commonly known as the J.B. Tubb Leasehold Estate.  The Company paid $1,400,000 for the lease, equipment and a Participation Agreement which provides for turnkey drilling, re-entry and includes multiple wells. At December 2, 2008, the Company was in default of the equity line notes and Duchess foreclosed on all of the assets of the Company.  As a result of the foreclosure by Duchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt to Duchess that was outstanding at December 2, 2008.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $6,385,123 in its consolidated statement of operations at December 31, 2008.

The following is a summary of the Company’s oil & gas production activities for the years ending December 31, 2008 and December 31, 2007 representing the Company’s net revenue interests.

Reserve Quantity Information
Proved Developed and Undeveloped Reserves:
(All United States Based)

	2008		2007
	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	64,709	1,029,200	0	1,050,022
Revisions	0	0	-3,004	14,216
Improvements	0	0	0	0
Purchases	785,220	0	71,774	0
Disposal	(840,708)	(1,012,732)	0	0
Production	(9,221)	(16,468)	-4,061	-25,238
End of Year	0	0	64,709	1,029,200

Proved Developed Reserves:

	2008		2007
	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	64,709	312,189	0	344,739
End of Year	0	0	64,709	312,189

Results of operations (All United States Based):

	2008	2007
Revenues	$1,437,437	$451,514
Production costs	-771,193	-317,343
Exploration costs	0	0
Development costs	-325,000	-130,551
Depreciation & amortization	-150,498	-129,921
Provision for income tax	0	0
Net profit (loss) from oil and gas producing activities:	$190,746	$(126,301)

Capitalized cost of oil and gas producing activities:

	2008	2007
Proved oil and gas lease properties	$1,928,960	$1,068,650
Well Equipment	977,668	1,316,710
Accumulated depreciation	-180,257	-150,430
Net capitalized costs of natural gas producing activities	$2,726,371	$2,234,930
Transfer to Duchess	(2,726,371)	0
Balance of capitalized costs	0	2,234,930

Costs incurred for property acquisitions, exploration, and development:

	2008	2007
Property acquisition	$1,400,000	$1,506,628
Proved	0	0
Unproved	0	0
Exploration	0	0
Development	328,746	120,736
Total	$1,728,746	$1,627,364

Changes in discounted future cash flows of proved reserves:

	2008	2007
Future cash flows	$0	$13,978,098
Future production costs	0	-8,716,030
Future income tax expense	0	-1,15,034
Future net cash flows	0	4,157,034
10% annual discount	0	-1,323,971
Standardized measure of discounted future net cash flows	$0	$2,833,063

16.  Related Party Transactions

During fiscal years 2008 and 2007, the chief executive officer and shareholder provided office space to the Company at no charge.

During fiscal years 2008 and 2007, three shareholders had unsecured non-interest bearing advances receivable from the Company. The Company has imputed an interest rate of 20% on these advances.

The Company was indebted to Duchess Private Equities Ltd., a stockholder at December 2, 2008, the date of the Duchess foreclosure.  As a result of the foreclosure by Duchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt owed to Duchess.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $5,028,954 in its consolidated statement of operations at December 31, 2008. See financial statement note 9 for a further discussion.

17. Note Payable

In December 2008, the Company issued a note payable to Duchess for $47,565 in return for the right to participate with Duchess in any future drilling in a portion of the Tubb property.  The note is unsecured and carries an interest rate of 12% and matures in June 2009.  Management considered the asset received in this purchase to be impaired because future cash flows from this asset could not be assured and accordingly recognized an impairment expense in the consolidated statements of operations.

18. Subsequent Events

In February 2009 and March 2009, 92,500 of the options outstanding discussed in Note 8 expired.

In February 2009, the Company issued 2,065,000 shares of common stock to various consultants for services.

In February 2009, the Company issued 60,000 shares of common stock to a consultant to pay an outstanding invoice owed to this consultant.

In February 2009, the Company issued 340,000 shares of common stock to a debt holder to pay 50% of the outstanding balance owed on the debt.

In February 2009, the Company entered into a service agreement with a consultant for services to be provided.  Upon execution of the agreement, the Company issued 340,000 shares of common stock to the consultant and a three year option to purchase 500,000 shares of common stock at an exercise price of $1 per share. Under the terms of the agreement, the Company is obligated to pay the consultant $7,500 up front and $5,000 per month for the following eleven months.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9AT. CONTROLS AND PROCEDURES

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

EGPI Firecreek, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management has attempted to design such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared. Accordingly, based on our assessment we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.

The Company’s President and Chief Financial Officer, the (“Certifying Officer”) has evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures were effective based on the required evaluation as of the end of the period covered by this Report.

ITEM 9B.	OTHER INFORMATION

On February 1, 2009, the Company entered into an Advisory Service Agreement with Joseph M. Vazquez pertaining to advising corporate management, strategic planning, corporate development and forecasting, marketing, structuring investor relations programs, contract negotiations and performing general administrative duties. The term of the Agreement is for twelve (12) months ("Initial Term") which shall automatically be renewed for an additional twelve (12) month period, unless terminated upon prior notice within thirty (30) days before the end of initial term. Pursuant to the Agreement, the Company shall pay $7,500 to Mr. Vazquez for initial set up and travel costs and first months retainer rendered in connection with engagement, and 340,000 restricted shares of common stock. Thereafter, the Company shall pay $5,000 per month during the remaining months of the Initial Term of the Agreement. Further, the Company shall also issue to Mr. Vasquez three year warrants to purchase 500,000 shares at $1.00 per share. Per the terms of the Agreement, Beneficial ownership is not to exceed 4.99%.

A copy of the Advisory Services Agreement is attached hereto as Exhibit 10.33.

Please also see information in the Section of this Report titled “RECENT SALES OF UNREGISTERED SECURITIES”.

Effective April 12, 2009 by majority consent of the EGPI Firecreek, Inc. (“EGPI” or the “Company”) shareholders of record at March 31, 2009 three (3) members were elected to the Company’s Board of Directors, consisting of three members that have previously served. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2010 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

NAME	AGE	POSITION WITH COMPANY
Dennis R. Alexander	55	Chairman
Larry W. Trapp	67	Director
Mike Trapp	42	Director

On April 12, 2009 by majority consent of the Board of Directors of EGPI Firecreek, Inc. (“EGPI” or the “Company”) the following officers were elected as officers of the Company, consisting of three officers that have previously served. The officers of the Company are as follows:

NAME	AGE	POSITION WITH COMPANY
Dennis R. Alexander	55	CEO, President and C.F.O.
Larry W. Trapp	67	Executive Vice President and Co-Treasurer
Melvena Alexander	75	Secretary and Comptroller and Co-Treasurer

Board Meeting

While the Board of Directors had no regularly scheduled physical or special meetings held during fiscal 2008, the Board of Directors business was conducted via Consent(s) to Action in Lieu of Meeting, held Electronically, Telephonically, or In Person, (the “Consent(s)”)). There were a total of five (5) consents obtained during fiscal 2008 and all members of the then Board of Directors attended at least 75% of all meetings held by the above listed Consent(s).

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has decided reconfirming at this time (April 12, 2009) to maintain its Audit Committee and disbanding all other committees of the Board of Directors; specifically, its Nominating Committee, Executive Committee, Projects Committee, Compensation and Stock Option Committee, Administration and Legal Committee, Finance Committee, and Shareholder and Investor Relations Committee.

With the exception of Dennis Alexander, none of the elected members of the Board of Directors has previously served as a member of the Company’s Compensation Committee, or any other committee serving similar functions, during the last completed fiscal year.

Compensation Committee

The Company dissolved the Compensation Committee due the Company’s size, financial restrictions, time constraints, and limitations which together prohibits hiring of employees. Various compensatory arrangements during Fiscal 2008, including sub contractors, service providers, advisory and consultation arrangements, will be contracted for by the general Board of Directors. Compensation will be determined by type of service, time required, and prevailing rate for service provider or sub contractor.

Nomination Committee

The Company abolished the Nomination Committee due the Company’s size, financial restrictions, time constraints, and limitations which together prohibits hiring of employees. The process by which Directors are presently appointed to the Company consists of obtaining the majority consent of the major shareholders, and is based on their selection processes.

Audit Committee

That the Audit Committee does not have a charter that governs its activities and is composed of three members: Ms. Joanne Sylvanus, its Chairman, Mr. Dennis Alexander, member, and Ms. Melvena Alexander, member.

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

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed Donahue Associates, L.L.C., as the Company's independent certified public accountants for the fiscal year ending December 31, 2009. Donahue Associates, L.L.C., was the independent public auditor of the Company for the fiscal year ended 2008.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 31, 2009 are as follows:

NAME	AGE	POSITION WITH COMPANY

Dennis R. Alexander	55	Chairman, President, and CFO of the Company, Firecreek Petroleum, Inc., and Director of IYSG ltd.
Larry W. Trapp	67	Director, Executive Vice President, and Co-Treasurer of the Company, and Firecreek Petroleum, Inc.
Mike Trapp	42	Director of the Company and Firecreek Petroleum, Inc.
Melvena Alexander	75	Co-Treasurer, Secretary and Comptroller of the Company and Firecreek Petroleum, Inc.

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

Larry W. Trapp was appointed as a Director, Executive Vice President, and Treasurer of the Company on December 3, 2008. Previously he has served in various capacities as CFO, Vice President, and Director through January 26, 2004 and is one of the original founders in 1998 through the acquisition processes with the Company, serving as Director of Energy Producers Group, Inc. Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University. Prior business experience includes Vice President of Escrow Administration for a major Title Insurance Company where he was directly responsible for the Management and performance of 22 branches and supervised an administration staff of 125 Employees.

Mike Trapp was appointed as a Director of the Company on December 3, 2008. A graduate of Rice Aviation he earned honors and honed his skills as a Airframe and Power Plant licensee working in the airline industry for many years. He recently owned his own mortgage company and is now a Senior Loan Officer for a multi-state lender in Mesa, Arizona. His strong technical and analytical skills will be a bonus in analyzing prospective projects which will enhance the Company’s growth and asset base.

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

Family Relationships

Dennis R. Alexander, Chairman, President, and CFO is the son of Melvena Alexander, Co-Treasurer, Secretary and Comptroller.

Mike Trapp, Director, is the son of Larry W. Trapp, Director, Executive Vice President, and Co-Treasurer.

Committees Of The Board Of Directors

On April 12, 2009 the directors ratified, approved and re-confirmed in their entirety certain actions taken on June 16th, 2008, by greater than a majority of the Board of Directors of the Company for the disbanding of the following committees of the Company: Nominating Committee, Executive Projects Committee, Compensation and Stock Option Committee, Administration and Legal Committee, Finance Committee and Shareholder and Investor Relations Committee (for additional information please see Item 9B. –Other Information above listed in this report). As a result, the only committee of the Board of Directors is the Audit Committee. The Audit Committee shall consist of the following:

(1) That the Audit Committee is composed initially of three members:  Ms. Joanne Sylvanus, its Chairman, Dennis Alexander and Melvena Alexander, members.

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

In 2009 we are again in process of evaluating various committee structures, and persons capable of becoming independent seat(s), and to provide for more independent committee function ability and standards.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2008, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2008 for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company through Firecreek Petroleum, Inc. retained approximately eight employees during the first quarter of Fiscal Year 2006. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

All shares beneficially owned by the named executives below listed are bound by terms of a Voting Agreement (please see “Exhibit 99.3” to a Report on Form 8-K filed April 7, 2005 incorporated herein by reference).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 9/ (*)(**)	2008	n/a	n/a	-0-	-0-
Chairman, CEO, President, CFO 1/4//7	2007	n/a	n/a	-0-	-0-
	2006	n/a	n/a	-0-	148,750	2/5/

Melvena Alexander 9/ (*)(**)	2008	n/a	n/a	-0-	-0-
Co Treasurer, Sect. and Cmpt. 1/6/8	2007	n/a	n/a	-0-	-0-
	2006	n/a	n/a	-0-	21,250	3/6/

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

2/
The amounts in this column for 2006 represents the aggregate value of common restricted stock issued on December 8, 2006 to the named executive. $148,750 of the amount listed in this row for 2006 represents the value of the shares issued to D.R. Alexander for services rendered, based on the closing market prices on or near such dates of $0.0085 per share (pre reverse split).

3/
The amounts in this column for 2006 represents the aggregate value of common restricted stock issued on December 8, 2006 to the named executive. $21,250 of the amount listed in this row for 2006 represents the value of the shares issued to Melvena Alexander for services rendered, based on the closing market prices on or near such dates of $0.0085 per share (pre reverse split).

4/	D.R. Alexander and Melvena Alexander received (**)87,500 and (**)12,500 shares (calculated on the current post reverse split basis) of restricted stock on December 8, 2006, respectively.

5/
Mr. Alexander holds a total of (**)87,500 shares of common restricted stock as of (**)December 31, 2006 (calculated on the current post reverse split basis). The market value of the (**) 87,500 shares on December 31, 2008 and December 31, 2007 was $5,250 and $35,000, respectively. No dividends are paid on the restricted common stock held.

6/
Melvena Alexander holds a total of (**)12,500 shares of common restricted stock as of December 31, 2006 (calculated on the current post reverse split basis). The market value of the (**)12,500 shares on December 31, 2008 and December 31, 2007 was $750 and $5,000, respectively. No dividends are paid on the restricted common stock held.

7/
Mr. Alexander holds a total of (**)15,000 shares of common restricted stock as a result of the conversion in the aggregate of C-1, and C-2 of series C preferred to common, as of (**)December 31, 2006 (calculated on the current post reverse split basis). The market value of these shares on December 31, 2008 and December 31, 2007 was $600 and $6,000, respectively. No dividends are paid on the restricted common stock held.

8/
Melvena Alexander holds a total of (**)5,500 shares of common restricted stock as a result of the conversion in the C-2 of series C preferred to common, as of December 31, 2006. The market value of these shares on December 31, 2008 and December 31, 2007 was $330 and $2,200, respectively. No dividends are paid on the restricted common stock held.

9/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.
(**)	All shares are calculated on a post effective one share for two hundred share (1:200) reverse split effective on October 8, 2008.

Options

The following table provides information related to remaining options held by our below named executive officer during the fiscal year ended December 31, 2008, and are calculated on the recent one share for two hundred share (1:200) reverse stock split effective October 8, 2008. These options however have expired as of February 9, 2009.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Dennis R. Alexander (1) (2)
Chairman, President, CFO	10,000	N/A	140.00	2/9/2009

 (1) The date of the option agreement with the named executive listed above in the table for 10,000 shares underlying unexercised options is August 9, 2004; i) The option exercise price is (3) $140.00 per share; ii) The expiration date of the option agreement is four years from the date of Vesting; iii) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005; iv) the Expiration Date for the option agreement 2/9/2009; v) The market price for the underlying restricted common stock on August 9, 2004, the date of grant, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008 for all grants listed in the table was $20.00, $6.00, $1.70, and $12.00 (calculated on post reverse split price) respectively, and vi) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

(2) For all option grants listed in the table above the following provision applies: If at any time after the date of this Agreement and prior to the expiration of all Exercise Period(s), the Company proposes to file a registration statement to register any Common Stock (other than Common Stock issued with respect to any acquisition or any employee stock option, stock purchase or similar plan) under the Securities Act of 1933, as amended (the “Securities Act”) for sale to the public in an underwritten offering, it will at each such time give prior written notice to the Optionee of its intention to do so (“Notice of Intent”) and, upon the written request of the Optionee made within 30 calendar days after the receipt of any such notice (which request must specify the number of Option Shares Optionee requests) to be included in the registration, the Company will use its best efforts to effect the registration under the Securities Act of the Option Shares which the Company has been so requested to register, provided, however, that if the managing underwriter shall certify in writing that inclusion of all or any of the Option Shares would, in such managing underwriter’s opinion, materially interfere with the proposed distribution and marketing of the Common Stock in respect of which registration was originally to be effected (such writing to state the basis of such opinion and the maximum number of shares which may be distributed without such interference), then the Company may, upon written notice to the Optionee, have the right to exclude from such registration such number of Option Shares which it would otherwise be required to register hereunder as is necessary to reduce the total amount of Common Stock to be so registered to the maximum amount which can be so marketed.

(3) Calculated on the recent one share for two hundred share (1:200) reverse stock split effective October 8, 2008.

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

Employment Agreements

The Company does not have any employment agreements with its executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-K filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-K filing, have been exercised or converted.

The information in the following table is based on 9,547,207 shares of common stock issued and outstanding as of March 31, 2008.

Title of Class	Name and Address Beneficial Owner	Beneficial Ownership		Percent of Class

Common	Dennis R Alexander	3,472,278	(1)	36.12%
	6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Larry W. Trapp	320,906	(2)	3.34%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Mike Trapp	2,000	(3)	0.02%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Melvena Alexander**	204,075	(4)	2.12%
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common and Preferred	All Officers and Directors as a Group (**4-Persons)	3,999,259		41.60%

The following table lists beneficial ownership by non directors or executive officers of the Company, of more than five percent of its outstanding Securities:

Common	Dutchess Private Equities Fund, Ltd.	1,180,854	(5)	12.28%
50 Commonwealth Avenue, Suite 2
Boston, MA 02116.

(a) For all Persons in the preceding tables, and corresponding footnotes below: i) Options, warrants, and preferred stock as or if applicable, are included in calculations as to each person’s beneficial ownership position, and ii) All amounts are calculated on a post split one share for two hundred shares (1:200) reverse stock split, effective on October 8, 2008.

(1) Includes 3,472,278 shares of common stock owned directly by Mr. Dennis Alexander. Of the common shares 2,500 are held by Mr. Alexander’s wife and children. Not reflected are 10,000 shares of common restricted stock under presently exercisable stock options which may be purchased by Mr. Alexander. These options have expired unexercised on February 9, 2009.
(2) Includes 320,906 shares of common stock owned directly by Mr. Larry W. Trapp.

(3) Includes 2,000 shares of common stock owned directly by Mike Trapp.

(4) Includes 204,075 shares owned directly by Mrs. Melvena Alexander.

(5) Includes 1,180,854 shares owned by Dutchess Private Equities Fund, Ltd., a corporation formed under the laws of the Cayman Islands.  Douglas Leighton and Michael Novielli are the Directors of Dutchess Private Equities Fund, Ltd. and are former members of the Company’s Board of Directors and, as such, they have voting and dispositive power over the securities beneficially owned by such entity. For further information please see information listed in Form 13-D filed on December 8, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2008, December 31, 2007, and December 31, 2006.

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

Transactions with Former Executive Management, For The Fiscal Years Ended December 31, 2008, December 31, 2007, and December 31, 2006 respectively.

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

Contracts

The Company has verbal and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2008 listed in Table 1 below, and for the fiscal years ended December 31, 2007, and December 31, 2006 listed in Table 2 below.

Table 1

		Paid	Accrued
Entity	Related Party	2008	2008

Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$195,250	$50,000
Tirion Group, Inc.	Rupert C. Johnson (2)	$-0-	$43,000
Melvena Alexander, CPA * ***	Melvena Alexander (3)	$108,875	$-0-
DLM Asset Management, Inc.	Dermot McAtamney (4)	$33,535	$-0-

*Part of the amounts paid in 2008 for each of the above named Executives were for the unpaid accrual amounts due from 2007.
** For 2008, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $112,500. An additional $82,750 was paid against prior year accruals.
*** For 2008, the contract amounts paid to Melvena Alexander CPA were in the aggregate $65,000. An additional $43,875 was paid against prior year accruals.

(1)	Dennis R. Alexander, Chairman, CEO, and CFO, and is a shareholder of the Company.

(2)	Rupert C. Johnson, a Director through June 9, 2008, and a Co- shareholder of the Company.

(3)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.

(4)	Dermot McAtamney, a Director, Executive Vice President, Co Treasurer through June 9, 2008, and is a shareholder of the Company.

Table 2

		Paid		Accrued
Entity	Related Party	2007	2006	2007	2006

Global Media Network USA, Inc.	Dennis R. Alexander (1)	$89,750	$138,000	$120,250	$30,000
Tirion Group, Inc.	Rupert C. Johnson (2)	7,000	50,000	43,000	20,000
Melvena Alexander, CPA	Melvena Alexander (3)	$59,250	$86,750	$43,875	$13,250
DLM Asset Management, Inc.	Dermot McAtamney (4)	55,200	80,800	3,300	22,500

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.

(2)	Rupert C. Johnson, a Director through June 9, 2008, and a Co- shareholder of the Company.

(3)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.

(4)	Dermot McAtamney, a Director, Executive Vice President, Co Treasurer through June 9, 2008, and is a shareholder of the Company.

Related Party Transaction(s) Involving Acquisition and Issuances of Shares both preferred and common to Dennis R. Alexander, c/o the Company’s address at 6564 Smoke Tree Lane, Scottsdale Arizona 85253.

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

Information required under this section can be found in previously filed documents:

Note: As reported by Mr. Alexander, the Company’s Chairman, Principle Executive Officer, and CFO, please see information contained in Form 13-D filed December 5, 2008, and in a Current Report on Form 8-K filed December 3, 2008.

Note: As reported by Dutchess please also see information contained in Form 13-D filed December 8, 2008, in a Current Report on Form 8-K filed December 3, 2008, and including information prior contained in Form 13-D filed on January 29, 2008.

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

3. Current Report on Amended 8-K/A filed on March 17, 2006

4. Post Effective amendments for registration statement filed on April 26, 2006

5. Current Report on Form 8-K filed on December 12, 2006 for earliest date of event on December 7, 2006

6. Current Report on Form 8-K filed on December 13, 2006 for earliest date of event on December 8, 2006

Share Issuance to Current Officer Of The Company

On February 8, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following named officer for services rendered (see also additional information under the heading “Recent Sales of Unregistered Securities” earlier in this report).

Larry W. Trapp c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	300,000	For services rendered to the Company or FPI	$18,000

Melvena Alexander c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	180,000	For services rendered to the Company or FPI	$10,800

(*) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $28,800 of the financing proceeds in the immediately preceding table were used primarily in consideration of services rendered to the Company and/or Firecreek Petroleum, Inc. (“FPI”).

(1)
Mr. Larry W. Trapp, for business and consulting and advisory services; He is a shareholder, an officer, (Executive Vice President, and Co-Treasurer) and director of the Company and Firecreek Petroleum, Inc.

(2)	Melvena Alexander, for day to day operational services and business provisions; Mrs. Alexander is a shareholder, and an officer (Secretary, Comptroller, and Co Treasurer) of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

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

Option Issuances

The following table provides information related to options granted, vesting to our former named executive officers during the fiscal year ended December 31, 2004, in behalf of and exchange agreement with Firecreek Petroleum, Inc effective July 1, 2004. These options have expired as of February 9, 2009. The following table provides information calculated on the recent one share for two hundred share (1:200) reverse stock split effective October 8, 2008. These options however have expired as of February 9, 2009.

Name	Number of Securities Underlying Options Granted (#)a/b/	% of Total Options Granted in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date

John R. Taylor	10,000	11.76%	$140.00	2/9/09
William E. Merritt	10,000	11.76%	$140.00	2/9/09
Gregg Fryett	10,000	11.76%	$140.00	2/9/09
George B. Faulder	10,000	11.76%	$140.00	2/9/09

a/ The market price for the underlying restricted common stock on August 9, 2004, the date of grant, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008 for all grants listed in the table was $20.00, $6.00, $1.70, and $12.00 (calculated on post reverse split price) respectively.

b/ Including those executives listed in the above table, the total number of options vesting in the Fiscal Year 2005 to all officers, consultants, directors, and advisors, either affiliated or non affiliated, was 17,000,000 pre reverse or calculated as 85,000 post reverse split.

The following are excerpts from certain provisions contained in the option agreement with the persons listed above, and include but are not limited to the following:

(1) The date of all agreements set forth in the table above is August 9, 2004, (2) The exercise price for all option agreements is $140.00 per share, calculated on the post reverse split basis, one share for two hundred shares, effective October 8, 2008, (3) The expiration of each of the agreements is four (4) years from the date of Vesting, (4) The Vesting Date is: For and after the expiration of on hundred eighty (180) days following the date of the agreement or February 9, 2005, (5) The Expiration Date for all option agreements is 2/9/2009, and (6) The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

John R. Taylor	—	—	10,000	—
William E. Merritt	—	—	10,000	—
Gregg Fryett	—	—	10,000	—
George B. Faulder	—	—	10,000	—

Unsecured, Demand Note Payable to John R. Taylor, President and Director, for loans made to Firecreek Petroleum, Inc. Total for the note is $316,483 at December 31, 2004. The note is current at March 31, 2005, and thereafter reduced to $59,531 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $15,162, and in Q2 2006 totaling $15,934. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $108,027 at December 31, 2006. The note is current at March 31, 2007, 2008, and as of February 5, 2009 has been paid down $51,750. The balance of the note is due on demand.

Unsecured, Demand Note Payable to George B. Faulder IV, former Vice-President and Director, for loans made to Firecreek Petroleum. Total for the note is $59,389 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $19,189, and in Q2 2006 $3,862. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $68,084 at December 31, 2006. The note is current at March 31, 2007, 2008, and 2009. The note is due on demand.

In May 2005, the Company’s wholly-owned subsidiary, Firecreek Petroleum headquartered at 6777 Camp Bowie Blvd S-215, Ft. Worth, TX 76116, became the lessee of office space in Fort Worth, Texas. The lease is for 24 months from June 1, 2005 through May 31, 2007. The offices were closed by Firecreek Petroleum, Inc. approximately March 31, 2006 and were then moved to the Parent Company offices in Scottsdale Arizona. On July 9, 2008, the Company and Firecreek Petroleum, having legally disputed the lease with Hickman Investments, Ltd., entered a Settlement Agreement with Hickman, effective July 1, 2008, to resolve all disputes relating to the Lawsuit (the “Settlement”), which concluded the disputed litigation. For further information please see Current Report on Form 8-K, as amended, filed on July 10, 2008, incorporated herein by reference.

The Chief Executive Officer and shareholder of the Company provided corporate office space through 2007 and 2008 at no charge. There is no further agreement in place to pay for the premises. At December 31, 2008 through March 31, 2009 the premises continue to be provided free of charge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted a policy regarding the retention of the independent auditors that requires pre-approval of all services by the Audit Committee or the Chairman of the Audit Committee. When services are pre-approved by the Chairman of the Audit Committee, notice of such approvals is given simultaneously to the other members of the Audit Committee or board of directors if Audit Committee is represented by only one member.

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2008 and 2007 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, L.L.C. independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2008 for professional services rendered by Donahue Associates, L.L.C. for the audit of the Company’s financial statements were $11,000 paid for in fiscal 2009.

The fees for the fiscal year ended December 31, 2007 were $22,500 paid for in fiscal 2008. For quarterly review of interim financial statements filed on Form 10-QSB for fiscal 2008 and 2007, $6,000 and, $6,500 respectively, were paid.

Audit-Related Fees

Donahue Associates, L.L.C. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since December 22, 2003 Donahue Associates has not provided any professional services for tax compliance, tax advice and tax planning with the exception of consolidated tax returns for 2008 and 2007which were $450 and $450, respectively.

Other Fees

No other fees were paid to Donahue Associates, L.L.C.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

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

10.30
Business Relationship Letter Agreement between the Company, Firecreek, and The Sahara Group (filed on Exhibit 10.30 with the Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).

10.31	Annual Report on Form 10-KSB, filed on April 12, 2005, and incorporated herein by reference.

10.32	Oil and Gas Participation and Rights Agreement (the ”Participation Agreement”) between the Company and Dutchess Private Equities Fund, Ltd. furnished with this Report.

10.33	Advisory Services Agreement between EGPI Firecreek, Inc. and Joseph M. Vasquez, dated February 1, 2009, furnished with this Report.

10.34	Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., furnished with this Report.

10.35	Current Report on Form 8-K, filed on December 3, 2008, incorporated herein by reference

21	Updated List of Subsidiaries

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

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
Chairman, CEO, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R. Alexander	Chairman, CEO, and CFO	April 15, 2009
Dennis R. Alexander	(Chief Financial Officer)

/s/ Larry W. Trapp	Executive Vice President, Co-Treasurer,	April 15, 2009
Larry W. Trapp	and Director

/s/ Mike Trapp	Director	April 15, 2009
Mike Trapp