Form 10-K/A
period 2008-12-31
EGPI FIRECREEK, INC.
filed 2009-04-15
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

By:	/s/ Donahue Associates, LLC.
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

Gain of disposal of discontinued component

Cash received	$75.000
Deb; retired	9,201,166
Assets transferred- net	(3,472,687)
Gain of disposal of discontinued component	$5,803,479

loss from operations of discontinued component	2008	2007

Revenues from sales of oil & gas	$1,437,437	$451,514
Cost of revenues	(921,690)	(447,264)
Net revenues	$515,747	$4,250

Operating costs	356,647	241,476

Income from operations	$159,100	$(237,226)

Other income/(expense)
interest costs	(2,548.005)	(1,239,606)
Gain on derivative	428,582	361,964

Loss from Operations of discontinued component	$(1,960,323)	$(1,114,868)

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

10.32
Oil and Gas Participation and Rights Agreement (the ”Participation Agreement”) between the Company and Dutchess Private Equities Fund, Ltd. dated December 3, 2008 (filed on Exhibit 10.32 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.33
Advisory Services Agreement between EGPI Firecreek, Inc. and Joseph M. Vasquez, dated February 1, 2009 (filed on Exhibit 10.33 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.34
Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., (filed on Exhibit 10.34 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

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