Form 10-K/A
period 2008-12-31
EGPI FIRECREEK, INC.
filed 2009-04-23
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Fully diluted income (loss) per share was $0.45 income per share in fiscal year 2008 compared to a loss of ($0.68) per share in fiscal 2007.

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

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and December 31, 2007

	31-Dec-08	31-Dec-07

General and administrative expenses:
General administration	$558,579	$1,008,982
Total general & administrative expenses	558,579	1,008,982

Net loss from operations	$(558,579)	$(1,008,982)

Other revenues and expenses:
Gain on asset disposal	0	667,000
Interest income	4,190	9,346
Interest expense	(24,328)	(26,546)

Net income (loss) before provision for income taxes	$(578,717)	$(359,182)

Provision for income taxes	0	0

Loss from continuing operations	(578,717)	$(359,182)

Discontinued operations:
Loss from operations of discontinued component (net of tax)	(1,960,323)	(1,114,868)
Gain on disposal of discontinued component (net of tax)	5,803,479	0

Net income (loss)	$3,264,439	$(1,474,050)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.10)	$(0.17)
Basic income (loss) per share- discontinued component	$0.64	$(0.51)
Basic income (loss) per share	$0.54	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.10)	$(0.17)
Fully diluted income (loss) per share- discontinued component	$0.55	$(0.51)
Fully diluted income (loss) per share	$0.45	$(0.68)

Weighted average of common shares outstanding:
Basic	6,088,411	2,158,841
Fully diluted	7,145,411	2,158,841

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

Net income (loss) per common share has been computed as follows:

	31-Dec-08	31-Dec-07

Net income (loss) from continuing operations	$(578,717)	$(359,182)
Net income (loss) from discontinued operations	3,843,156	(1,114,868)
Net income (loss)	$3,264,439	$(1,474,050)

Total shares outstanding	6,922,206	5,921,288

Basic weighted average of shares outstanding	6,088,411	2,158,841
Add effects of options and debenture outstanding	1,057,000	0
Fully diluted weighted average of shares outstanding	7,145,411	2,158,841

Basic income (loss) per share- continuing operations	$(0.10)	$(0.17)
Basic income (loss) per share- discontinued operations	$0.64	$(0.51)
Basic income (loss) per share	$0.54	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.10)	$(0.17)
Fully diluted income (loss) per share- discontinued operations	$0.55	$(0.51)
Fully diluted income (loss) per share	$0.45	$(0.68)

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

17. Note Payable

In December 2008, the Company issued a note payable to Duchess for $47,565 in return for the right to participate with Duchess in any future drilling in a portion of the Tubb property.  The note is unsecured and carries an interest rate of 12% and matures in June 2009.  Management considered the asset received in this purchase to be impaired because future cash flows from this asset could not be assured and accordingly recognized an impairment expense in the consolidated statements of operations. The note is convertible into common stock at an exercise price of 75% of the lowest bid price of the fifteen days preceding exercise.

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