Form 10-Q
period 2009-03-31
EGPI FIRECREEK, INC.
filed 2009-05-20
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

As of March 31, 2009, the registrant had 9,546,288 shares of its $0.20 par value common stock issued and outstanding. There are  no shares of Series A, B or C preferred stock,  issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐ No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-QSB
March 31, 2009

TABLE OF CONTENTS

		PAGE
PART 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

	Consolidated Balance Sheets	3

	Consolidated Statement of Operations	4

	Consolidated Statement of Cash Flows	5

	Consolidated Statement of Changes in Shareholders' Equity	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4(T)	Controls and Procedures	15

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregisterd Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Certifications

	Signature	17

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	Unaudited
ASSETS	31-Dec-08	31-Dec-08

Current assets:
Cash	$40	$2,230
Total current assets	$40	$2,230

Total assets	$40	$2,230

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$561,754	$549,367
Note payable	47,565	47,565
Total current liabilities	$609,319	$596,932

Advances & notes payable to shareholders	285,168	307,096
Total liabilities	$894,487	$904,028

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share
convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share
convertible to ten common shares, no stated dividend, none outstanding	0	0
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 6,921,288 at December 31, 2008, and 9,546,288
at March 31, 2009	$1,909,257	$1,384,257
Additional paid in capital	20,647,996	20,970,812
Other comprehensive loss	(567,000)	(567,000)
Accumulated deficit	(22,884,700)	(22,689,867)
Total shareholders' deficit	(894,447)	(901,798)

Total Liabilities & Shareholders' Deficit	$40	$2,230

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Unaudited
	31-Mar-09	31-Mar-08

General and administrative expenses:
General administration	$187,618	$167,376
Total general & administrative expenses	187,618	167,376

Net loss from operations	$(187,618)	$(167,376)

Other revenues and expenses:
Interest income	0	3,261
Interest expense	(7,215)	(6,000)

Net income (loss) before provision for income taxes	$(194,833)	$(170,115)

Provision for income taxes	0	0

Loss from continuing operations	(194,833)	$(170,115)

Discontinued component:
Loss from operations of discontinued component (net of tax)	0	(902,080)

Net income (loss)	$(194,833)	$(1,072,195)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.02)	$(0.03)
Basic income (loss) per share- discontinued operations	$0.00	$(0.14)
Basic income (loss) per share	$(0.02)	$(0.18)

Fully diluted income (loss) per share- continuing operations	$(0.02)	$(0.03)
Fully diluted income (loss) per share- discontinued operations	$0.00	$(0.14)
Fully diluted income (loss) per share	$(0.02)	$(0.18)

Weighted average of common shares outstanding:
Basic	8,459,884	5,921,288
Fully diluted	8,459,884	5,921,288

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

		Unaudited
		31-Mar-09	31-Mar-08
Operating Activities:
Net income (loss)		$(194,833)	$(1,072,195)
Adjustments to reconcile net loss items
not requiring the use of cash:
Interest expense		7,215	6,000
Consulting expense		141,434	0
Depreciation & depletion expense	Discontinued component	0	37,765
Interest expense	Discontinued component	0	326,695
Amortization of deferred charges	Discontinued component	0	18,188
Gain on derivative liability	Discontinued component	0	179,069
Changes in other operating assets and liabilities :
Accounts receivable	Discontinued component	0	16,501
Accounts payable and accrued expenses		12,387	(10,684)
Net cash used by operations		$(33,797)	$(498,661)

Investing activities:
Purchase of lease & equipment	Discontinued component	$0	$(1,400,000)
Net cash used for investing activities		0	(1,400,000)

Financing Activities:
Advances and notes from shareholders		$31,607	$0
Net cash provided (used) by financing activities		31,607	0

Net increase (decrease) in cash during the period		$(2,190)	$(1,898,661)

Cash balance at January 1st		2,230	2,009,734

Cash balance at March 31st		$40	$111,073

Supplemental disclosures of cash flow information:
Interest paid during the period		$0	$0
Income taxes paid during the period		$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008
AS RESTATED

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(22,689,867)	$(567,000)	$(901,798)

Issued shares for consulting services			2,225,000	445,000	(311,500)			133,500
Issued shares to pay debt			400,000	80,000	(19,250)			60,750
Issued warrants to consultant					7,934			7,934
Net income for the fiscal year						(194,833)		(194,833)

Balance at March 31, 2009	0	$0	9,546,288	$1,909,257	$20,647,996	$(22,884,700)	$(567,000)	$(894,447)

	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,258	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(214,200)	(214,200)
Net loss for the period						(1,072,195)		(1,072,195)

Balance at March 31, 2008	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(27,026,501)	$(399,000)	$(5,070,432)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

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
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

The Company applied SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, to account for the sale of the oil & gas properties in December 2008 as more fully discussed in the Company's financial statements on Form 10-K, as amended, for the period ended December 31, 2008."

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

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Net income (loss) per common share has been computed as follows:

	31-Mar-09	31-Mar-08

Net income (loss) from continuing operations	$(194,833)	$(170,115)
Net income (loss) from discontinued operations	0	(902,080)
Net income (loss)	$(194,833)	$(1,072,195)

Total shares outstanding	9,546,288	5,921,288

Basic weighted average of shares outstanding	8,459,884	5,921,288
Fully diluted weighted average of shares outstanding	8,459,884	5,921,288

Basic income (loss) per share- continuing operations	$(0.02)	$(0.03)
Basic income (loss) per share- discontinued operations	$0.00	$(0.14)
Basic income (loss) per share	$(0.02)	$(0.18)

Fully diluted income (loss) per share- continuing operations	$(0.02)	$(0.03)
Fully diluted income (loss) per share- discontinued operations	$0.00	$(0.14)
Fully diluted income (loss) per share	$(0.02)	$(0.18)

All amounts for fiscal year 2008 have been adjusted for the 1 for 200 reverse stock split more fully discussed Note 4.

4. COMMON AND PREFERRED STOCK TRANSACTIONS AND REVERSE STOCK SPLIT

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

In February 2009, the Company issued 2,225,000 shares of common stock to consultants for services rendered and recognized an expense of $133,500.

In February 2009, the Company issued 400,000 shares of common stock and retired debt owed of $60,750.

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
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

6.  OPTIONS OUTSTANDING

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options outstanding at March 31, 2009 is as follows.  Options outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 5.

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2008	178,810	$71.7026	.61

Issued	500,000
Exercised	0
Expired	(112,500)

Outstanding at March 31, 2009	566,310	$1.82451	2.65

In February 2009, the Company issued 500,000 options with an exercise price of $1 per share expiring in 2012.  The Company recoded an expense of $7,934 in the consolidated statement of operations as a result of the issue.

 7. INCOME TAX PROVISION

Provision for income taxes is comprised of the following:	31-Mar-09	31-Mar-08

Net loss before provision for income taxes	$(194,833)	$(1,072,195)

Current tax expense:
Federal	0	0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,842,819)	(1,022,025)
Allowance for recoverability	2,842,819	1,022,025
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,842,819	$1,022,025
Allowance for recoverability	(2,842,819)	(1,022,025)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED MARCH 31, 2009 AND MARCH 31, 2008

8. SUBSEQUENT EVENTS

In May 2009, the Company entered into a reverse merger acquisition agreement with a newco subsidiary of the Company for 100% of M3 Inc, an energy lighting import and installation business which will become a new line of business and primary focus of the Company. Shares representing a controlling interest in the Company is expected will be issued to shareholders of M3 in the transaction.  The historical oil and gas business will become the Company’s secondary business operations through its existing 100% owned subsidiary Malibu Holding, Inc., with plans to change its name from Malibu Holding, Inc. to Energy Producers, Inc. and continue with development. The plan envisions spinning off the oil and gas operations within 2 years or establishing certain benchmarks to be delineated through the agreements in progress. It is anticipated that a Current Report on form 8-K furnishing the details will be filed subsequent to this Report in the required time provided.

In May 2009, Firecreek Petroleum, Inc., the Company’s wholly owned subsidiary was spun off for its stock and all associated liabilities. The Company retains a rights agreement for overseas projects prior pursued. It is anticipated that a Current Report on form 8-K furnishing the details will be filed subsequent to this Report in the required time provided.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-K, as amended, and the other financial data appearing elsewhere in this Form 10-Q Report.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2009 and March 31, 2008.

Results of Operations

Three months ended March 31, 2009 vs. three months ended March 31, 2008.

General administrative expenses were $187,618 in for the three months ended March 31, 2009 compared to $167,376 for the three months ended March 31, 2007. The Company has treated the following oil and gas leases, properties and interests, and equipment as a discontinued component of operations: i) the undivided 50% Working Interests held in the Ten Mile Draw Prospect area natural gas wells located in Sweetwater County, Wyoming, ii), the 100% oil and gas Working Interests held in the leases, reserves, and equipment in the Fant Ranch Unit located in Knox County, Benjamin Texas, and iii) the 75% oil and gas Working Interests held in the leases, reserves, and equipment located in the J.B. Tubb leasehold estate located in the AMOCO CRAWAR Field, Ward County, Texas.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Mar-09	31-Mar-08

Advertising & promotion	$55,063	$981
Administration	6,125	28,498
Consulting	70,820	33,115
Investor incentives/commissions	9,000	18,188
Professional fees	46,610	86,594

Total	$187,618	$167,376

Promotional fees of $ 55,063 were incurred in stock promotional activities.

Consulting fees of $70,820 were incurred for business advisory services.

Professional fees of $46,610 were incurred in regards to management advisory, legal costs, accounting, financial modeling.

After deducting general and administrative expenses, the Company experienced a loss from continuing operations of $187,618 for the three months ended March 31, 2009 compared to a loss from continuing operations of $167,376 for the same period last year.

Interest expense for the three months ended March 31, 2009 was $7,213 compared with $6,000 for the same period last year.

After accounting for Loss from operations of discontinued component (net of tax), and Gain on disposal of discontinued component (net of tax), the Company incurred a net loss of $194,833 for the first three months ended March 31, 2009 compared to a loss of $1,072,195 for Q1 2008.

Fully diluted income (loss) per share was ($0.02) per share for Q1 2009 compared to a loss of ($0.18) per share for Q1 2008.

ITEM 3 – QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consulting and professional fees decreased approximately $2,279 to $117,430 in Q1 2009 from $119,709 for Q1 2008.

Net loss for Q1 2009 was $194,833 or ($0.02) per share compared to a loss of $1,072,195, or ($0.18) per share for Q1 2008.

Discussion of Financial Condition:  Liquidity and Capital Resources

At March 31, 2009 cash on hand was $40 as compared with $2,230 at December 31, 2008.

At March 31, 2009, the Company had working capital deficit of $609,279 compared to a working capital deficit of $594,702 at December 31, 2008.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at March 31, 2009 were $40 as compared to $2,230 at December 31, 2008.

The Company’s total stockholders’ deficit decreased from $901,798 at December 31, 2008 to $894,447 at March 31, 2009.  Stockholders’ equity decreased $194,833 from operating losses incurred in Q1 2009 which includes loss from operations of $187,618.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, Amendment No. 2, filed on April 23, 2009, incorporated herein by reference.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

Please see information listed under ITEM 9B, OTHER INFORMATION, contained in our Annual Report on Form 10-K, Amendment No. 2, filed on April 23, 2009, incorporated herein by reference.

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

Date:  May 20, 2009

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, President, and CFO