Form 10-Q
period 2009-06-30
EGPI FIRECREEK, INC.
filed 2009-08-11
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

As of June 30, 2009, the registrant had 23,868,014 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 5,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒  Yes  ☐ No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
June 30, 2009

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	Unaudited
	30-Jun-09	31-Dec-08
ASSETS

Current assets:
Cash	$46,371	$2,230
Total current assets	$46,371	$2,230

Total assets	$46,371	$2,230

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$270,458	$549,367
Note payable	32,565	47,565
Total current liabilities	$303,023	$596,932

Advances & notes payable to shareholders	47,022	307,096
Total liabilities	$350,045	$904,028

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend, 5,000 outstanding	0	0
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 23,867,106 at June 30, 2009 and 6,921,288 at December 31, 2008	$1,923,578	$1,384,257
Additional paid in capital	21,206,508	20,970,812
Other comprehensive loss	(567,000)	(567,000)
Accumulated deficit	(22,866,760)	(22,689,867)
Total shareholders' deficit	(303,674)	(901,798)

Total Liabilities & Shareholders' Deficit	$46,371	$2,230

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	Six Mos.	Six Mos.	Three Mos.	Three Mos.
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08

General and administrative expenses:
General administration	$497,103	$317,581	$309,485	$153,412
Total general & administrative expenses	497,103	317,581	309,485	153,412

Net loss from operations	$(497,103)	$(317,581)	$(309,485)	$(153,412)

Other revenues and expenses:
Interest income	0	3,687	0	426
Interest expense	(2,097)	0	5,118	0

Net income (loss) before provision for income taxes	$(499,200)	$(313,894)	$(304,367)	$(152,986)

Provision for income taxes	0	0	0	0

Loss from continuing operations	(499,200)	$(313,894)	(304,367)	$(152,986)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)	322,307	0	322,307	0
Loss from operations of discontinued component (net of tax)	0	(1,415,957)	0	(504,670)

Net income (loss)	$(176,893)	$(1,729,851)	$17,940	$(657,656)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.04)	$(0.05)	$(0.02)	$(0.03)
Basic income (loss) per share- discontinued operations	$0.03	$(0.23)	$0.02	$(0.09)
Basic income (loss) per share	$(0.01)	$(0.28)	$0.00	$(0.12)

Weighted average of common shares outstanding:
Basic	12,191,525	5,921,288	15,911,096	5,921,288
Fully diluted	12,191,525	5,921,288	15,911,096	5,921,288

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
(FORMERLY ENERGY PRODUCERS, INC.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

		Unaudited	Unaudited
		30-Jun-09	30-Jun-08
Operating Activities:
Net income (loss)		$(176,893)	$(1,729,851)
Adjustments to reconcile net loss items not requiring the use of cash:
Interest expense		2,097	0
Consulting expense		141,434	0
Impairment expense		278,532	0
Gain on disposal	Discontinued component	(322,307)	0
Depreciation & depletion expense	Discontinued component	0	73,305
Interest expense	Discontinued component	0	564,234
Amortization of deferred charges	Discontinued component	0	36,376
Gain on derivative liability	Discontinued component	0	693,530
Changes in other operating assets and liabilities :
Accounts receivable	Discontinued component	0	(149,373)
Accounts payable and accrued expenses		75,145	39,152
Net cash used by operations		$(1,992)	$(472,627)

Investing activities:
Cash acquired in purchase of M3 Lighting		$46,133	$0
Purchase of lease & equipment	Discontinued component	0	(1,400,000)
Net cash used for investing activities		46,133	(1,400,000)

Net increase (decrease) in cash during the period		$44,141	$(1,872,627)

Cash balance at January 1st		2,230	2,009,734

Cash balance at March 31st		$46,371	$137,107

Supplemental disclosures of cash flow information:
Interest paid during the period		$0	$0
Income taxes paid during the period		$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(22,689,867)	$(567,000)	$(901,798)

Issued shares for consulting services			2,225,000	445,000	(311,500)			133,500

Issued shares to pay debt			400,000	80,000	(19,250)			60,750

Issued warrants to consultant					7,934			7,934
Issued shares to purchase M3 Lighting	5,000	0	14,320,818	14,321	558,512			572,833

Net loss for the period						(176,893)		(176,893)

Balance at June 30, 2009	0	$0	23,867,106	$1,923,578	$21,206,508	$(22,866,760)	$(567,000)	$(303,674)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(312,200)	(312,200)

Net loss for the period						(1,729,851)		(1,729,851)

Balance at June 30, 2008	20,000,000	$200,000	1,184,257,619	$1,184,257	$20,970,812	$(27,684,157)	$(497,000)	$(5,826,088)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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

In May 2009 the Company acquired M3 Lighting, Inc. (“M3”) as a wholly owned subsidiary via reverse triangular merger. M3 is a manufacturer and distributor of commercial and decorative lighting to the trade and direct to retailers.  As part of the Merger the Company effected a name change for its wholly owned subsidiary Malibu Holding, Inc. to Energy Producers, Inc. (“EPI”) as a conduit for its oil and gas activities.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2008 the Company did not record any impairment.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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

2. GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, in December 2008 all of the producing assets of the Company were foreclosed on by Dutchess to pay down loans owed.  This situation raises the doubt of the Company’s ability to continue as a going concern.

Management’s plans with regard to this matter are as follows:

-Raise interim and long term finance to assist new M3 Lighting, Inc. and Energy Producers, Inc. (oil and gas rehabilitation and development) subsidiary acquisitions.
-Raise 6-12 months working capital for corporate operations.
-Pursue asset based project finance or develop joint ventures to fund work programs for oil and gas domestically.
-Pursue formation of strategic alliances with more firmly established peer groups to assist acquisition activities.
-Initiate search for experienced personnel related to the M3 and oil and gas activities to add to our staff.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Net income (loss) per common share has been computed as follows:

	30-Jun-09	30-Jun-08

Net income (loss) from continuing operations	$(499,200)	$(313,894)
Net income (loss) from discontinued operations	322,307	(1,415,957)
Net income (loss)	$(176,893)	$(1,729,851)

Total shares outstanding	23,868,024	5,921,288

Basic weighted average of shares outstanding	12,191,525	5,921,288
Fully diluted weighted average of shares outstanding	12,191,525	5,921,288

Basic income (loss) per share- continuing operations	$(0.04)	$(0.05)
Basic income (loss) per share- discontinued operations	$0.03	$(0.23)
Basic income (loss) per share	$(0.01)	$(0.28)

Fully diluted income (loss) per share- continuing operations	$(0.04)	$(0.05)
Fully diluted income (loss) per share- discontinued operations	$0.03	$(0.23)
Fully diluted income (loss) per share	$(0.01)	$(0.28)

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

In May 2009, the Company issued 14,320,818 in behalf of the Merger acquisition with M3 valued at $573,026.

In May 2009, the Company issued 5,000 shares of its Series C stock as part of the acquisition of M3 Lighting.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

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

Series C preferred stock: The Series C Preferred stock has a stated value of $0.001 and no stated dividend rate. One share of preferred Series C has 21,200 votes on the election of our directors and for all other purposes.  The Series C has liquidation preference over common stock.

6.  OPTIONS OUTSTANDING

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options outstanding at June 30, 2009 is as follows.  Options outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 5.

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2008	178,810	$71.7026	.61

Issued	500,000
Exercised	0
Expired	(112,500)

Outstanding at June 30, 2009	566,310	$1.82451	2.40

In February 2009, the Company issued 500,000 options with an exercise price of $1 per share expiring in 2012.  The Company recoded an expense of $7,934 in the consolidated statement of operations as a result of the issue.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE QUARTERS ENDED JUNE 30, 2009 AND JUNE 30, 2008

 7. INCOME TAX PROVISION

Provision for income taxes is comprised of the following:	30-Jun-09	30-Jun-08

Net loss before provision for income taxes	$(499,200)	$(1,729,851)

Current tax expense:
Federal	0	0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,834,316)	(1,289,034)
Allowance for recoverability	2,834,316	1,289,034
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,834,316	$1,289,034
Allowance for recoverability	(2,834,316)	(1,289,034)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2007 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

8. SUBSEQUENT EVENTS

In July 2009, the Company issued 3,000,000 shares to a consultant for services rendered.

In July 2009, the Company entered into a Finders Fee Agreement and issued 477,361 shares (see information in current Report on Form 8-K filed July 31, 2009.)

In July 2009, the Company entered into an Agreement with CST Federal Services, Inc., Washington, DC for procurement of Government contracts (see information in current Report on Form 8-K filed July 31, 2009.)

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

Overview

The Company has been focused on oil and gas activities for development of interests held that were acquired in Texas and Wyoming for the production of oil and natural gas through December 2, 2008. The Company throughout 2008 was seeking to continue expansion and growth for oil and gas development in its core projects. The 2008 downturn in economic circumstances lead to a default notice received from our hedge fund lenders which in combination with lack of timely credit availability resulted in forced disposition of our assets. In 2009 we are once again pursuing a re-build of our basic projects infrastructure, negotiating for new acquisitions and potential mergers and roll up transactions.  In May 2009 the Company acquired M3 Lighting, Inc. which became a wholly owned subsidiary of the Company via reverse merger with an inactive wholly owned subsidiary of the Company. M3 is a manufacturer and distributor of commercial and decorative lighting to the trade and direct to retailers.  As part of the plan of merger the Company spun out Firecreek Petroleum, Inc., and reorganized its oil and gas operational plans by effecting a name change for its wholly owned inactive subsidiary Malibu Holding, Inc. to Energy Producers, Inc. (“EPI”) as a conduit for its oil and gas activities.

Through 2008 we continued to limit and wind down the pursuit of oil and gas projects overseas in Central Asian and European countries, but reserve the right to re enter these activities at a future date.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of its new line of operations for M3 Lighting, Inc., and in addition to its oil and gas operations in 2009 with a goal to re build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. The Company disposed of these two segments of operations in 2003. The Company acquired a marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain in December 2003 later disposing of its operations in late 2005. In 2009 we disposed of our wholly owned subsidiary Firecreek Petroleum, Inc. (see further information in this report and in our current Report on Form 8-K filed May 20, 2009, incorporated herein by reference). We account for or have accounted for these segments as discontinued operations in the consolidated statements of operations for the related fiscal year.

Background Firecreek Petroleum, Inc.

Effective July 1, 2004, we acquired Firecreek Petroleum, Inc., and its subsidiary Firecreek Romania, SRL, together (“Firecreek” or “FPI”). Firecreek was focused on exploration and development specializing in the niche market of rehabilitation and enhancement of existing oilfields through modern management and state of the art technological applications internationally. Throughout 2004 and 2005, the Firecreek unit developed relationships, pursued and prepared for potential acquisitions in Romania and Libya, and through its strategic alliances developed other potential projects for acquisition located in Russia, Romania, Kazakhstan, Ukraine, and Turkey. Firecreek’s business was subsequently restructured in the first quarter of 2006. This process undertook closing our Firecreek subsidiary Ft. Worth Texas offices, eliminating or lowering many expenses including employees, consultants, telephones, long distance, cellular fees, travel, office supplies, data fees, and other. Books, accounting records and data were transferred to the Parent offices located in Scottsdale Arizona. The restructuring helped to decrease overall operating losses for the year 2006, and also to a lesser extent conserved existing cash flows. In 2007 and 2008 Firecreek focused primarily on development of U.S. based domestic oil and gas operations, the Fant Ranch Unit (acquired effective July 1, 2007), and Tubb Leasehold estate (acquired effective January 1, 2008) which were located in Knox and Ward Counties, Texas, respectively, and the Ten Mile Draw (TMD) project located in Sweetwater County Wyoming,.

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

Sale/Assignment of 100% Stock of FPI Subsidiary

Having disposed of all of the assets of FPI, on May 18, 2009, the Company and Firecreek Global, Inc., entered into a Stock Acquisition Agreement effective the 18th day of May, 2009, relating to the Assignees acquisition of all of the issued and outstanding shares of the capital stock of Firecreek Petroleum, Inc., a Delaware corporation. Moreover, included and inherent in the Assignment was all of the Company’s debt held in the FPI subsidiary. In addition, the Company, and Assignee executed a right of first refusal agreement attached as Exhibit to the Agreement, granting to the Company the right of first refusal, for a period of two (2) years after Closing, to participate in certain overseas projects in which Assignee may have or obtain rights related to Assignors’ previous activities in certain areas of the world. For further information please see our current Report on Form 8-K filed on May 20, 2009, incorporated herein by reference.

Completion of Recent Merger Acquisition with M3 Lighting, Inc.

On May 21, 2009, EGPI Firecreek, Inc., a Nevada corporation (the “Company” or “Registrant”), Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively, and incorporated herein by reference.

In accordance with the Company’s plan of Merger, our plans are currently to develop two lines of business, one line of business for its historical oil and gas operations now reorganized into the Company’s wholly owned subsidiary unit, Energy Producers, Inc. F/K/A Malibu Holding, Inc., this replacing Firecreek Petroleum, Inc., and one for M3 Lighting, Inc., F/K/A Asian Ventures, Corp. which is involved in manufacturer and distribution of commercial and decorative lighting to the trade, and to direct retailers.  M3 specializes in the areas of lighting industry sales, design, product development, and sourcing, manufacturing, contracting and capital markets.  M3 is pursuing acquisitions in the DOT construction industry on Federal and State levels in order to expand its sales for lighting, guardrail, cameras, traffic management/signalization, utility moves, variable message boards and other non-road construction opportunities, as well as, its pursuit of light and traffic fixture manufacturing plants both domestically and overseas.  Future acquisitions in the DOT construction industry are expected to provide a labor force for the maintenance and remediation services the Company plans on providing.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas and M3 operations. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended June 30, 2009 and June 30, 2008.

Results of Operations

Six months ended June 30, 2009 vs. six months ended June 30, 2008.

General and administrative expense for the first six months of operations in 2009 increased to $497,103 from $317,581 in the first six months of 2008. The increase was attributed to the discontinued oil and gas component disposal.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Jun-09	30-Jun-08

Advertising & promotion	$45,302	$3,784
Administration	20,471	15,703
Consulting	66,038	47,695
Impairment expense	278,532	0
Investor incentives/commissions	9,000	36,376
Professional fees	62,760	214,023
Salaries	15,000	0

Total	$497,103	$317,581

Advertising & Promotion fees of $ 45,302 were incurred in stock promotional activities.

Consulting fees of $66,038 were incurred for business advisory services.

Impairment expense of $278,532 was related to disposal of Firecreek Petroleum, Inc.

Professional fees of $62,760 were incurred in regards to management advisory, legal costs, accounting, financial modeling.

After deducting general and administrative expenses, the Company experienced a loss from continuing operations of $497,103 for the six months ended June 30, 2009 compared to a loss from continuing operations of $317,581 for the same period last year.

Interest expense for the six months ended June 30, 2009 was $2,097 compared with $0.00 for the same period last year. The increase of interest was due to the increase in debt activity.

After accounting for to the disposal of Firecreek Petroleum, Inc., and loss from operations of discontinued component (net of tax), and gain on disposal of discontinued component (net of tax), the Company incurred a net loss of $176,893 for the first six months ended June 30, 2009 compared to a loss of $1,729,851 for the first six months of 2008.

Fully diluted income (loss) per share was ($0.01) per share for Q2 2009 compared to a loss of ($0.29) per share for Q2 2008.

Three months ended June 30, 2009 vs. three months ended June 30, 2008

General and administrative expense for the three months ended June 30, 2009 increased to $309,485 compared with $153,412 for the three months ended June 30, 2008. The increase was attributed to the Firecreek Petroleum, Inc. disposal in May 2009.

Interest expense increased in the three months ended June 30, 2009 to $5,118 compared to $0.00 for the same period in 2008. The increase of interest was due to the notes payable.

Consulting and professional fees decreased approximately to $128,798 for the three month period ended June 30, 2009 from $261,718 for the comparative three month period in 2008.  The decrease was due to reduction of expenses for the periiod.

Net profit for the three month period ended June 30, 2009 was $17,940 or $0.00 per share compared to a loss of $657,656, or ($0.18) per share for the same three month period in 2008. The gain was attributed primarily to the disposal of Firecreek Petroleum, Inc.

 Discussion of Financial Condition:  Liquidity and Capital Resources

At June 30, 2009 cash on hand was $46,371 as compared with $2,230 at December 31, 2008.

At June 30, 2009, the Company had working capital deficit of $256,252 compared to a working capital deficit of $594,702 at December 31, 2008.  Working capital deficit decreased mainly as a result of debt reduction at the Parent level and disposal of the Firecreek Petroleum, Inc. subsidiary.

Total assets at June 30, 2009 were $46,371 as compared to $2,230 at December 31, 2008.

The Company’s total stockholders’ deficit decreased from $901,798 at December 31, 2008 to $303,674 at June 30, 2009.  Stockholders’ deficit increased $176,893 from net losses.

ITEM 3 – QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

None

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, Amendment No. 2, filed on April 23, 2009, incorporated herein by reference.

Please see information listed in our current Report, as amended, filed on May 27, June 24, July 31, and August 4, 2009, respectively.

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

Date:  August 11, 2009

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, and CFO