Form 10-Q
period 2009-09-30
EGPI FIRECREEK, INC.
filed 2009-11-12
CIK 1106848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-32507

EGPI FIRECREEK, INC.
(Exact name of registrant as specified in its charter.)

NEVADA (State or other jurisdiction of incorporation or organization)	8-0345961 (I.R.S. Employer Identification No.)

3400 Peachtree Road, Suite 111,
Atlanta, Georgia 30326
(Address of principal executive offices)

(404) 421-1844
(Issuer's telephone number)

6564 Smoke Tree Lane
Scottsdale, Arizona 85253
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

As of September 30, 2009, the registrant had 28,654,467 shares of its $0.001 par value common stock issued and outstanding. There are also -0- shares of Series A, or B preferred stock, and 5,000 shares of its Series C preferred stock, issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐  No

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
 September 30, 2009

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Unaudited
	30-Sep-09	31-Dec-08
ASSETS

Current assets:
Cash	$116	$2,230
Accounts receivable	489	0
Total current assets	$605	$2,230

Other assets:
Deposits	20,000	0

Total assets	$20,605	$2,230

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$322,742	$549,367
Note payable	50,849	47,565
Total current liabilities	$373,591	$596,932

Advances & notes payable to shareholders	8,372	307,096
Total liabilities	$381,963	$904,028

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend. 5,000 shares outstanding	0	0
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 6,921,288 at December 31, 2008 and 28,654,467 at September 30, 2009	$1,405,990	$1,384,257
Additional paid in capital	22,066,906	20,970,812
Other comprehensive loss- discontinued component	(567,000)	(567,000)
Accumulated deficit	(23,267,254)	(22,689,867)
Total shareholders' deficit	(361,358)	(901,798)

Total Liabilities & Shareholders' Deficit	$20,605	$2,230

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	Unaudited	Unaudited	Unaudited	Unaudited
	Nine Mos.	Nine Mos.	Three Mos.	Three Mos.
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08

General and administrative expenses:
General administration	$1,211,673	$450,073	$714,570	$133,031
Total general & administrative expenses	1,211,673	450,073	714,570	133,031

Net loss from operations	$(1,211,673)	$(450,073)	$(714,570)	$(133,031)

Other revenues and expenses:
Miscellaneous income	48,000	0	0	0
Interest income	0	0	0	0
Interest expense	(6,281)	0	(4,184)	0

Net income (loss) before provision for income taxes	$(1,169,954)	$(450,073)	$(718,754)	$(133,031)

Provision for income taxes	0	0	0	0

Loss from continuing operations	(1,169,954)	$(450,073)	(718,754)	$(133,031)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)	592,567	0	270,260	0
Gain (loss) from operations of discontinued component (net of tax)	0	(770,264)	0	589,438

Net income (loss)	$(577,387)	$(1,220,337)	$(448,494)	$456,407

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.07)	$(0.08)	$(0.03)	$(0.02)
Basic income (loss) per share- discontinued operations	$0.03	$(0.13)	$0.01	$0.10
Basic income (loss) per share	$(0.04)	$(0.21)	$(0.02)	$0.08

Weighted average of common shares outstanding:
Basic	17,316,735	5,921,288	27,382,532	5,921,288
Fully diluted	17,316,735	5,921,288	27,382,532	5,921,288

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

		Unaudited	Unaudited
		30-Sep-09	30-Sep-08
Operating Activities:
Net income (loss)		$(577,387)	$(1,220,337)
Adjustments to reconcile net loss items not requiring the use of cash:
Interest expense		3,284	0
Consulting expense and other fees		484,244	0
Impairment expense		554,176	0
Gain on disposal of Firecreek	Discontinued component	(592,567)	0
Depreciation & depletion expense	Discontinued component	0	144,174
Interest expense	Discontinued component	0	731,485
Amortization of deferred charges	Discontinued component	0	36,376
Gain on derivative liability	Discontinued component	0	120,340
Changes in other operating assets and liabilities :
Accounts receivable		(489)
Accounts receivable	Discontinued component	0	(58,679)
Accounts payable and accrued expenses		100,492	(436)
Net cash used by operations		$(28,247)	$(247,077)

Investing activities:
Cash acquired in purchase of M3 Lighting, Inc.		$46,133	$0
Security deposit		(20,000)	0
Purchase of lease & equipment	Discontinued component	0	(1,406,237)
Net cash used for investing activities		26,133	(1,406,237)

Net increase (decrease) in cash during the period		$(2,114)	$(1,653,314)

Cash balance at January 1st		2,230	2,009,734

Cash balance at September 30th		$116	$356,420

Supplemental disclosures of cash flow information:
Interest paid during the period		$0	$0
Income taxes paid during the period		$0	$0

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(22,689,867)	$(567,000)	$(901,798)

Issued shares for consulting services			7,012,361	7,012	469,298			476,310
Issued shares to pay debt			400,000	400	60,350			60,750
Issued warrants to consultant					7,934			7,934
Issued shares to purchase M3 Lighting, Inc.			14,320,818	14,321	558,512			572,833

Net loss for the period						(577,387)		(577,387)

Balance at September 30, 2009	0	$0	28,654,467	$1,405,990	$22,066,906	$(23,267,254)	$(567,000)	$(361,358)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(352,200)	(352,200)

Net loss for the period						(1,220,337)		(1,220,337)

Balance at September 30, 2008	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(27,174,643)	$(537,000)	$(5,356,574)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

Prior to December 2008, the Company had interests in various gas & oil wells located in the Wyoming and Texas area. In December 2008, the Company’s major creditor, Dutchess Private Equities Ltd. (Dutchess), foreclosed on the assets of the Company.  As a result, all of the Company’s oil and gas properties were transferred to Dutchess in satisfaction of debt owed. See financial statement Note 9 for further discussion.

In October 2008, the Company effected a 1 share for 200 shares reverse split of its common stock. See financial statement Note 4 for a further discussion.

In May 2009 the Company acquired M3 Lighting, Inc. (“M3”) as a wholly owned subsidiary via reverse triangular merger. M3 is a distributor of commercial and decorative lighting to the trade and direct to retailers.  As part of the Merger the Company effected a name change for its wholly owned subsidiary Malibu Holding, Inc. to Energy Producers, Inc. (“EPI”) as a conduit for its oil and gas activities.

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

Revenue and Cost Recognition- Revenues are recognized when all services have been performed and collection of the revenues is assured.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

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

3.  NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Net income (loss) per common share has been computed as follows:

	30-Sep-09	30-Sep-08

Net income (loss) from continuing operations	$(1,169,954)	$(450,073)
Net income (loss) from discontinued operations	592,567	(770,264)
Net income (loss)	$(577,387)	$(1,220,337)

Total shares outstanding	28,654,467	5,921,288

Basic weighted average of shares outstanding	17,316,735	5,921,288
Fully diluted weighted average of shares outstanding	17,316,735	5,921,288

Basic income (loss) per share- continuing operations	$(0.07)	$(0.08)
Basic income (loss) per share- discontinued operations	$0.03	$(0.13)
Basic income (loss) per share	$(0.04)	$(0.21)

Fully diluted income (loss) per share- continuing operations	$(0.07)	$(0.08)
Fully diluted income (loss) per share- discontinued operations	$0.03	$(0.13)
Fully diluted income (loss) per share	$(0.04)	$(0.21)

All amounts for fiscal year 2008 have been adjusted for the 1 for 200 reverse stock split more fully discussed in financial statement Note 4.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

4. COMMON AND PREFERRED STOCK TRANSACTIONS AND REVERSE STOCK SPLIT

In October 2008, the Company effected a 1 share for 200 shares reverse split of its common stock.  As a result, the issued and outstanding shares at December 31, 2008 were decreased from 1,184,257,619 shares to 5,921,288 shares. In addition, the par value of the common stock was increased from $0.001 to $0.20.

During the period from January 1, 2009 to September 30, 2009, the Company issued 7,012,361 shares of common stock to consultants for services rendered at a value of $476,310.

In February 2009, the Company issued 400,000 shares of common stock and retired debt owed of $60,750.

In May 2009, the Company issued 14,320,818 shares to purchase M3 Lighting, Inc. the transaction was valued at $572,833.  Also see discussion in financial statement Note 8.

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

In May 2009, the Company issued 5,000 shares of its Series C stock as part of the acquisition of M3 Lighting, Inc.  See further discussion in financial statement Note 8.

6.  OPTIONS OUTSTANDING

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options outstanding is as follows.  Options outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in financial statement Note 4.

		Weighted Average	Weighted Average
	Amount	Exercise Price	Years to Maturity

Outstanding at December 31, 2008	178,810	$8.04000	2.72

Issued	500,000
Exercised	0
Expired	(112,500)

Outstanding at September 30, 2009	566,310	$1.82451	2.17

In February 2009, the Company issued 500,000 options with an exercise price of $1 per share expiring in 2012.  The Company recorded an expense of $7,934 in the consolidated statement of operations as a result of the issue.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

7. INCOME TAX PROVISION

Provision for income taxes is comprised of the following:	30-Sep-09	30-Sep-08

Net loss before provision for income taxes	$(1,169,954)	$(1,220,337)

Current tax expense:
Federal	0	0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(3,024,150)	(1,082,171)
Allowance for recoverability	3,024,150	1,082,171
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$3,024,150	$1,082,171
Allowance for recoverability	(3,024,150)	(1,082,171)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2028 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

8.  PURCHASE OF M3 LIGHTING, INC.

In May 2009, the Company issued 14,320,818 common shares and 5,000 preferred C shares to purchase M3 Lighting, Inc. The transaction was valued at $572,833.  The Company recorded an impairment expense of $548,792 at the date of the transaction as the future revenues associated with M3 could not be assured.

Selected pro forma financial data associated with the purchase of M3 assuming the purchase occurred on January 1, 2009 is as follows.

	Per	Pro
	Financials	Forma

Net revenues	$0	$3,848
General administration	$1,211,673	$1,244,309
Loss per share	$(0.04)	$(0.04)

9.  SALE OF FIRECREEK INC.

In February 2009, the Company sold all of its interest in its subsidiary, Firecreek Petroleum Inc., to the former owner of the subsidiary.   All of the assets and the liabilities of the subsidiary were transferred to the former owner of the subsidiary and the Company recognized a book gain on the transaction of $592,567.

10. Promissory Notes

The following is the schedule of the promissory notes to shareholder payable at September 30, 2009:

Matures in December 2009, effective interest of 18% (shareholder)	$37,049
Matures in February 2010, effective interest of 18% (related party)	12,000
Matures in February 2010, effective interest of 18% (related party)	1,800
Total Notes Payable	$50,849

11.  SUBSEQUENT EVENTS

In October 2009, the Company issued 1,500,000 shares to an entity for investor and public relations.

In October 2009, the Company issued 1,150,000 shares to consultants for services rendered.

In November 2009, the Company issued 100,000 shares to consultants for services rendered.

Effective October 1, 2009, the Company acquired 100% of the stock of South Atlantic Traffic Corporation. For additional information please see our Current Report on Form 8-K filed on November 11, 2009, incorporated herein by reference.

Effective October 3, 2009, the Company and SATCO established a four million ($4,000,000) dollar accounts receivable line of credit. For additional information please see our Current Report on Form 8-K filed on November 11, 2009 incorporated herein by reference.

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

Overview

The Company has been focused on oil and gas activities for development of interests held that were acquired in Texas and Wyoming for the production of oil and natural gas through December 2, 2008. The Company throughout 2008 was seeking to continue expansion and growth for oil and gas development in its core projects. EGPI Firecreek Inc. was formerly known as Energy Producers, Inc., an oil and gas production company focusing on the recovery and development of oil and natural gas. This strategy is centered on rehabilitation and production enhancement techniques, utilizing modern management and technology applications in upgrading certain proven reserves.

In its 2005 fiscal year, the Company initiated a program to review domestic oil and gas prospects and targets.  As a result, EGPI acquired non-operating oil and gas interests in a project titled Ten Mile Draw (“TMD”) located in Sweetwater County, Wyoming USA for the development and production of natural gas. In July, 2007, the Company acquired and began production of oil at the 2,000 plus acre Fant Ranch Unit in Knox County, Texas. This was followed by the acquisition and commencement of oil and gas production at the J.B. Tubb Leasehold Estate located in the Amoco Crawar Field in Ward County, Texas in March, 2008. The Company successfully increased production and revenues derived from its properties and in late 2008, the Company was able to retire over 90% of its debt through the disposition of those improved properties.

In early 2009, based on the economic downturn, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on a transition from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies. In addition, the acquisition targets being reviewed by the Company also have a presence in the telecommunications and general construction industries. The acquisition strategy focuses on vertically integrating manufacturing entities, distributors and construction groups. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary to begin this process.

Through 2009 we continued to limit and wind down the pursuit of oil and gas projects overseas in Central Asian and European countries, but reserve the right to re enter these activities at a future date.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of expanding and supporting our growth potential by development of its new line of operations for M3, and in addition to its oil and gas operations in 2009 with a goal to re build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

Sale/Assignment of 100% Stock of FPI Subsidiary

Having disposed of all of the assets of FPI, on May 18, 2009, the Company and Firecreek Global, Inc., entered into a Stock Acquisition Agreement effective the 18 th day of May, 2009, relating to the Assignees acquisition of all of the issued and outstanding shares of the capital stock of Firecreek Petroleum, Inc., a Delaware corporation. Moreover, included and inherent in the Assignment was all of the Company’s debt held in the FPI subsidiary. In addition, the Company, and Assignee executed a right of first refusal agreement attached as Exhibit to the Agreement, granting to the Company the right of first refusal, for a period of two (2) years after Closing, to participate in certain overseas projects in which Assignee may have or obtain rights related to Assignors’ previous activities in certain areas of the world. For further information please see our current Report on Form 8-K filed on May 20, 2009, incorporated herein by reference.

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

In accordance with the Company’s plan of Merger, our plans are currently to develop two lines of business, one line of business for its historical oil and gas operations now reorganized into the Company’s wholly owned subsidiary unit, Energy Producers, Inc. F/K/A Malibu Holding, Inc., this replacing Firecreek Petroleum, Inc., and one for M3 Lighting, Inc., F/K/A Asian Ventures, Corp. which is involved in distribution of commercial and decorative lighting to the trade, and to direct retailers.  M3 specializes in the areas of lighting industry sales, design, product development, and sourcing, contracting and capital markets.  M3 is pursuing acquisitions for the Company in the DOT construction industry on Federal and State levels in order to expand its sales for lighting, guardrail, cameras, traffic management/signalization, utility moves, variable message boards and other non-road construction opportunities, as well as, its pursuit of light and traffic fixture manufacturing plants both domestically and overseas.  Future acquisitions in the DOT construction industry are expected to provide a labor force for the maintenance and remediation services the Company plans on providing.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas, M3 operations, and new acquisitions. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended September 30, 2009 and September 30, 2008.

I. Results of Operations

Nine months ended September 30, 2009 versus nine months ended September 30, 2008.

General and administrative expense for the first nine months of operations in 2009 increased to $1,211,673 from $450,073 in the first nine months of 2008. The increase was attributed to acquisition cost related to M3 Lighting, Inc. operations.

Detail of general & administrative expenses:

	30-Sep-09	30-Sep-08

Advertising & promotion	$49,507	$12,088
Administration	33,680	29,442
Consulting	263,676	51,250
Impairment expense (M3)	548,792	0
Investor incentives/commissions	51,000	36,376
Professional fees	265,018	314,069
Travel	0	6,848

Total	$1,211,673	$450,073

Advertising & promotion expense was $49,507 investor and public relations.

Administration used $33,680 for corporate parent costs related to printing, office, postage, transfer agent, filing agent, and other costs.

Consulting fees of $263,676 were incurred for business advisory services.

Impairment expense in the amount of $548,792 was incurred as a result of the merger of M3 into the Company’s wholly owned subsidiary.

Investor incentives/commissions of $51,000 were incurred related to financing activities.

Professional fees of $265,018 were incurred for management advisory, legal costs, accounting, and financial modeling.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,211,673 for the nine months ended September 30, 2009 compared to an operating loss of $450,073 for the same period in 2008.

Interest expense increased for the nine months ended September 30, 2009 to $6,282 compared to $0 for the same period in 2008. .

Consulting and professional fees increased approximately $150,694 to $528,694 for the nine month period ended September 30, 2009 from $365,319 for the comparative nine month period in 2008.

Net loss for the first nine months in 2009 was $577,387 or ($0.04) per share compared to a loss of $1,220,337 or ($0.02) per share for the first nine months in 2008.

Three months ended September 30, 2009 versus Three months ended September 30, 2008

General and administrative expense for the three months of operations ended September 30, 2009 increased to $714,570 from $133,031 in the three month months period ended September 30 of 2008. The increase was attributed to acquisition cost related to M3 Lighting, Inc. operations.

Interest expense increased in the three months ended September 30, 2009 to $4,185 compared to no interest for the same period in 2008.

Consulting and professional fees increased approximately $296,295 to $399,896 for the three month period ended September 30, 2009 from $103,601 for the comparative three month period in 2008.

Net loss for the three month period ended September 30, 2009 was $448,494 or ($0.02) per share compared to a gain of $456,407, or $0.08 per share for the same three month period in 2008.The gain in 2008 was due to gains from the disposal of assets.

Discussion of Financial Condition:  Liquidity and Capital Resources

At September 30, 2009 cash on hand was $116 as compared with $2,230 at December 31, 2008. All the cash was used in operations.

At September 30, 2009, the Company had working capital deficit of $352,986 compared to a working capital deficit of $547,137 at December 31, 2008.  Working capital deficit decreased mainly as a result of the disposal of assets and related debts in 2008 and 2009.

Total assets at September 30, 2009 were $20,605 as compared to $2,230 at December 31, 2008. Increase in total assets was attributable in part to acquisition of M3 Lighting, Inc.

The Company’s total stockholders’ deficit decreased from $901,798 at December 31, 2008 to $361,358 at September 30, 2009. The Stockholders’ deficit decreased $592,567 due to gains on the disposal of Firecreek Petroleum, Inc. and the acquisition of M3 Lighting Inc.

ITEM 3 – QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of September30, 2009, our disclosure controls and procedures were effective.

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

Please see information listed in our current Reports on Form 8-K, as amended, filed on May 27, June 24, July 31, August 4, and September 21, 2009, respectively.

On October 1, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for extension of financial obligations rendered (see Items 1.01 and 2.03 above.).

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Wakabayashi Fund, L.L.C. (1)	10/1/09	1,500,000	Investor / Public Relations	$127,500
4-13-20 Mita Minato-Ku			services
Tokyo, Japan 108-0073

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $127,500 of the financing proceeds in the immediately preceding table was used primarily for Investor and Public Relations Services for the Company.

(1)	Wakabayashi Fund, L.L.C. is a shareholder of the Company, and is not acting as a director, or officer of the Company.

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

The Company and its Energy Producers unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, and other productive regions and areas in the U.S.

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

Date:  November 11, 2009

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, and CFO