Form 10-K/A
period 2008-12-31
EGPI FIRECREEK, INC.
filed 2010-03-05
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(AMENDMENT No. 3)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-32507

EGPI FIRECREEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0345961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6564 Smoke Tree Lane Scottsdale, AZ 85253
 (Address of Principal Executive Offices) (Zip Code)

(480) 948-6581
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value on March 31, 2009 of common stock held by non-affiliates was approximately $332,877 based on the average of the closing bid and asked prices of the registrant’s common stock on such date, as quoted by the National Quotation Bureau.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2009, the registrant had 9,547,207 shares of its $0.20 par value common stock issued and outstanding. There are  no shares of Series A, B or C preferred stock,  issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

EXPLANATORY NOTE

EGPI Firecreek, Inc. (referred to as “us,” “we,” the “Company,” ) is filing this Amendment No. 3 (this “Amendment”) to amend certain items contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, which was originally filed with the Securities Exchange Committee (the “SEC”) on April 14, 2009, the original report and as amended on April 15, 2009, and April 23, 2009 (the “Report”).

On March 1, 2010 our Board of Directors determined that we needed to restate the financial statements contained in the Report and our Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2009. The determination was made by our Board of Directors and our Chief Financial Officer based upon comments from the staff (the “Staff”) of the Securities and Exchange Commission, and following consultation with our senior management, legal advisor and independent registered public accounting firm. This Amendment is in response to such comments and to effectuate certain other changes that we believe are appropriate.

The changes to our financial statements contained in this Amendment result in a change in the net loss of the Company from $578,717 to $1,145,717 for the period ended December 31, 2008 which are reflected in changes to the Company’s financial statements herein.

The purpose of this Amendment is to amend and restate the following Items in the Original Report as amended including updating the Title Page to the most current version:

•	Item 1, “Description of the Business,” to, among other things:

¡	Amend the discussion under “Risk Factors” to conform the net loss on continuing operations and net income with the Amended financial statements.

•	Item 7, “Management’s Discussion and Analysis or Plan of Operation,” to, among other things:

¡
Revise the 2008 the Management Discussion to include the changes from the loss from continuing operations to conform to the financial statements. The net income and loss per share discussion were also revised to conform to the financial statements.

•	Item 8, “Financial Statements,” to, among other things:

¡	Revise the 2008 the report of our independent registered public accounting firm with respect to our financial statements as of and for the year ended December 31, 2008.

¡
Restate the balance sheet and statement of stockholders’ deficit for the year ended December 31, 2008 that has been corrected to eliminate the Other Comprehensive Loss of $567,000 and to increase the accumulated deficit by the same amount.

¡
Restate our statement of operations for the year ended December 31, 2008, that has been corrected to show the loss on asset disposal of $567,000 and to increase the Net Loss from Continuing Operations by the same amount. As a result of the change in the profit and loss for the year it was necessary to recalculate earnings by share. The new earnings per share amount is $.44 cents per share basic and fully diluted for the year ended December 31, 2008.

¡
Restate our statement of cash flows for the year ended December 31, 2008 that has been corrected to include a decrease in the net income by $567,000 and recording the loss on asset disposal by the same amount.

¡
Amend Note 4, “Net Income (Loss) Per Share,” of the Notes to Financial Statements to remove the effects of our options and debenture outstanding at December 31, 2008, when calculating fully diluted shares outstanding.

¡	Expanded Note 9 of the Notes to Financial Statements to expand the disclosure concerning legal extinguishment of debt held by Dutchess, extinguished in connection with foreclosure.;

¡
Amend Note 12 “Income Tax Provisions,” of the Notes to Financial Statements to revise disclosure to include the amount of income tax expense or benefit allocated to discontinued operations. Reflects change in net loss to conform to the amended financial statement.

¡	Amend Note 12 “Income Tax Provisions,” of the Notes to Financial Statements to Expand our disclosure to clarify the nature of our "timing differences."

¡
Amend Note 13 (formerly Note 9), “Gain on Sale of Asset” of the Notes to Financial Statements to reflect that the Star Energy stock was sold in 2008 as reclassified from other comprehensive income to loss on sale of asset.

¡	Amend Note 15, “Supplemental Information on Oil & Gas Operations,” of the Notes to Financial Statements to reflect the recalculation for the accumulated depreciation.

¡	Add Note 18, “Restatement of Previously Issued Financial Statement,” of the Notes to Financial Statements to reflect changes to the financial statements.

¡	Changed Note 18, “Subsequent Events” and moved to new Note 19 added.

•	Item 9AT, “Controls and Procedures,” to revise the discussion therein in light of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

We had a net loss on continuing operations in the fiscal year ended December 31, 2008 of $1,145,717 and a net loss on continuing operation in fiscal year ended December 31, 2007 of $359,182. We incurred a net income in fiscal year ended December 31, 2008 of $2,697,439 and a net loss in fiscal year ended December 31, 2007 of $1,474,050. As of December 31, 2008, we had a working capital deficit of $594,702. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2009 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following information is provided for the fiscal year ended December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	12,500	$	n/a		-0-
2004 Stock Incentive Plan 2	7,000	$	n/a		-0-
2005 Stock Incentive Plan (1)	13,000		$8.00	*	6,500

Total for Plans Filed On Form S-8	32,500	$			6,500
Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	10,000		n/a	(5)	-0-
DLM Asset Management,-Warrant (2)(7)	16,750		$12.00		16,750
Tirion Group, Inc.-Warrant (7)	16,750		12.00		16,750
John R Taylor-Option (4)	10,000		$140.00		10,000
William E. Merritt-Option (4)	10,000		$140.00		10,000
George B. Faulder-Option (4)	10,000		$140.00		10,000
Dr. Mousa Hawamdah-Option (4)	10,000		$140.00		10,000
James Barker-Option (4)	5,000		$140.00		5,000
Charles Alliban-Option (4)	10,000		$140.00		10,000
Dennis R. Alexander-Option (4)	10,000		$140.00		10,000
Gregg Fryett-Option (4)	10,000		$140.00		10,000
Peter Fryett-Option (4)	10,000		$140.00		10,000
Equity compensation plans approved by security holders
M. Herzog-Option (3)	3,000	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)			n/a		-0-
D. Alexander-Option (3)	3,000	$	n/a		-0-
M. Alexander-Option (3)	2,500	$	n/a		-0-
D. Kronenburg-Option (3)	2,500	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)			n/a
L. Trapp-Option (3)	3,000	$	n/a		-0-
T. Richards-Option (3)	2,500	$	n/a		-0-
Bradley Ray-Option (3)	2,500	$	n/a		-0-
Steven Antebi-Warrant (2)	20,000		$5.00		-0-
Sapphire Consultants-Warrant (2)(6)	12,500		$4.00		12,500
Confin International Inv.-Warrant (2)(6)	18,750		$4.00		18,750
John Brigandi-Warrant (2)	3,125		$4.00		1,560
Steven Antebi-Warrant (8)	20,000		$10.00		20,000
Joseph M. Vasquez (9)	2,500		$4.00		2,500
Joseph M. Vasquez (9)	2,500		$12.00		2,500
Joseph M. Vasquez (9)	2,500		$24.00		2,500
Total (1)	229,375		$71.81	**	178,810

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

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $1,145,717 in 2008 as compared to a loss from continuing operations of $359,182 in fiscal 2007.

Interest expense for fiscal year 2008 was $24,328 compared to $26,546 in fiscal year 2007.

After accounting for Loss from operations of discontinued component (net of tax), and Gain on disposal of discontinued component (net of tax), the Company incurred a net income of $2,697,439 in fiscal year 2008 compared to a loss of $1,474,050, in fiscal year 2007.

Fully diluted income (loss) per share was $0.44 income per share in fiscal year 2008 compared to a loss of ($0.68) per share in fiscal 2007.

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

Finally, we recorded a net income during 2008 of $2,697,439 compared with a net loss during 2007 of $1,474,050, and which results in an ending shareholder deficit at December 31, 2008 of $901,798, reduced from $3,784,037 at December 31, 2007 the previous year.

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
DECEMBER 31, 2008 AND DECEMBER 31, 2007

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flow for each of the two years ended December 31, 2008. These financial statements and the financial statement schedule are the responsibility of company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. As discussed in note 18 of the Notes to the Consolidated Financial Statements, the accompanying financial statements have been restated. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Donahue Associates, LLC.
Donahue Associates, LLC.
Monmouth Beach, New Jersey
April 14, 2009

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and December 31, 2007

	Restated (note 18)
	31-Dec-08	31-Dec-07
ASSETS

Current assets:
Cash	$2,230	$2,009,734
Accounts receivable	0	76,348
Deferred charges	0	13,739
Total current assets	$2,230	$2,099,821

Other assets:
Investment in Star Energy, fair value	0	382,200
Deferred charges	0	116,934
Fixed assets- net	0	2,234,930

Total assets	$2,230	$4,833,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$549,367	$815,836
Note payable	47,565	0
Notes payable- net of discount	0	4,753,349
Total current liabilities	$596,932	$5,569,185

Advances & notes payable to shareholders	307,096	269,200
Convertible debentures- net of discount	0	632,563
Derivative liability	0	2,146,974
Total liabilities	$904,028	$8,617,922

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend. 20 million shares outstanding	0	200,000
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 5,921,288 at December 31, 2007 and 6,921,288 at December 31, 2008	$1,384,257	$1,184,257
Additional paid in capital	20,970,812	20,970,812
Other comprehensive loss	0	(184,800)
Accumulated deficit	(23,256,867)	(25,954,306)
Total shareholders' deficit	(901,798)	(3,784,037)

Total Liabilities & Shareholders' Deficit	$2,230	$4,833,885

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and December 31, 2007

	Restated (note 18)
	31-Dec-08	31-Dec-07

General and administrative expenses:
General administration	$558,579	$1,008,982
Total general & administrative expenses	558,579	1,008,982

Net loss from operations	$(558,579)	$(1,008,982)

Other revenues and expenses:
Gain (loss) on asset disposal	(567,000)	667,000
Interest income	4,190	9,346
Interest expense	(24,328)	(26,546)

Net income (loss) before provision for income taxes	$(1,145,717)	$(359,182)

Provision for income taxes	0	0

Loss from continuing operations	(1,145,717)	$(359,182)

Discontinued operations:
Loss from operations of discontinued component (net of tax)	(1,960,323)	(1,114,868)
Gain on disposal of discontinued component (net of tax)	5,803,479	0

Net income (loss)	$2,697,439	$(1,474,050)

Basic net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.20)	$(0.17)
Basic income (loss) per share- discontinued component	$0.64	$(0.51)
Basic income (loss) per share	$0.44	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.20)	$(0.17)
Fully diluted income (loss) per share- discontinued component	$0.64	$(0.51)
Fully diluted income (loss) per share	$0.44	$(0.68)

Weighted average of common shares outstanding:
Basic	6,088,411	2,158,841
Fully diluted	7,145,411	2,158,841

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and December 31, 2007

		Restated (note 18)
		31-Dec-08	31-Dec-07
Operating Activities:
Net income (loss)		$2,697,439	$(1,474,050)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment expense		47,565	135,786
Interest expense		24,328	26,546
Consulting expense		0	58,786
Gain (loss) on asset disposal		567,000	(567,000)
Depreciation & depletion expense	Discontinued component	150,498	124,184
Interest expense	Discontinued component	2,503,277	1,134,606
Amortization of deferred charges	Discontinued component	36,376	188,517
Gain (loss) on asset disposal	Discontinued component	(5,690,284)	0
Gain on derivative liability	Discontinued component	(428,582)	(361,964)
Changes in other operating assets and liabilities :
Accounts receivable	Discontinued component	76,348	(76,338)
Accounts payable and accrued expenses		(266,469)	26,737
Net cash used by operations		$(282,504)	$(784,190)

Investing activities:
Purchase of lease & equipment	Discontinued component	$(1,400,000)	$(1,626,031)
Net cash used for investing activities		(1,400,000)	(1,626,031)

Financing Activities:
Credit equity line paid	Discontinued component	$(325,000)	$435,000
Convertible debentures issued	Discontinued component	0	3,970,000
Net cash provided (used) by financing activities		(325,000)	4,405,000

Net increase (decrease) in cash during the period		$(2,007,504)	$1,994,779

Cash balance at January 1st		2,009,734	14,955

Cash balance at December 31st		$2,230	$2,009,734

Supplemental disclosures of cash flow information:
Interest paid during the year- discontinued component		$82,624	$105,000
Income taxes paid during the year		$0	$0

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2008 and December 31, 2007
As Restated (note 18)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2006	0	$0	1,976,837	$395,367	$18,887,178	$(24,480,256)	$0	$(5,197,711)

Issued shares to pay equity line			393,737	78,747	181,631			260,378
Issued shares to consultants			50,714	10,143	48,643			58,786
Issuance of preferred stock	20,000,000	$200,000						200,000
Issuance of common stock			3,500,000	700,000				700,000
Issuance of debenture- derivative value					1,853,360			1,853,360
Loss on investment (Star Energy)							(184,800)	(184,800)
Net loss for the fiscal year						(1,474,050)		(1,474,050)

Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							184,800	184,800
Convert preferred stock	(20,000,000)	$(200,000)	1,000,000	200,000				0
Net income for the fiscal year						2,697,439		2,697,439

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(23,256,867)	$0	$(901,798)

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and December 31, 2007

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

Revenue and Cost Recognition- Revenue is recognized from oil &gas sales at such time as the oil & gas is delivered to the buyer ..  For its producing activities, the Company uses successful efforts costing.

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

Investment in Star Energy, fair value- The Company accounts for its investments in Star Energy as per SFAS 115, Accounting for Certain Investments in Debt and Equity Securities . Management has designated its investments in Star Energy as “available for sale”. Accordingly, investment is recorded at market value and earnings and losses on investments are recognized in the consolidated balance sheets as other comprehensive income.

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

The investment in Star Energy is a Level I investment at December 31, 2007 and was sold in December 2008,
Deferred costs- Deferred costs are the costs of obtaining the equity line of credit discussed in Note 9 and are amortized over the life of the loan.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material affect on the Fund’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ” (“SFAS 161”). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents’ concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. The adoption of SFAS 161 will not have a material affect on the Company’s consolidated financial statements.

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

Net income (loss) per common share has been computed as follows:

	Restated
	(Note 18)
	31-Dec-08	31-Dec-07

Net income (loss) from continuing operations	$(1,145,717)	$(359,182)
Net income (loss) from discontinued operations	3,843,156	(1,114,868)
Net income (loss)	$2,697,439	$(1,474,050)

Total shares outstanding	6,922,206	5,921,288

Basic weighted average of shares outstanding	6,088,411	2,158,841
Add effects of options and debenture outstanding	0	0
Fully diluted weighted average of shares outstanding	6,088,411	2,158,841

Basic income (loss) per share- continuing operations	$(0.20)	$(0.17)
Basic income (loss) per share- discontinued operations	$0.64	$(0.51)
Basic income (loss) per share	$0.44	$(0.68)

Fully diluted income (loss) per share- continuing operations	$(0.20)	$(0.17)
Fully diluted income (loss) per share- discontinued operations	$0.64	$(0.51)
Fully diluted income (loss) per share	$0.44	$(0.68)

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

The following is the schedule of the equity line notes payable at December 2, 2008 and December 31, 2007, and of which were extinguished as a result of foreclosure by Dutchess on December 2, 2008 further listed in this note 9 information following:

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

At December 2, 2008, the Dutchess foreclosed on all of the assets of the Company.  As a result of the foreclosure by Duchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt legally extinguishing $9,201,166 owed to Duchess by equity line notes payable or other instruments.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $6,385,133 in its consolidated statement of operations at December 31, 2008.  The Ten-Mile Draw property had been earlier sold in October 2008 for $125,000.  The Company recognized a loss on this asset disposal of $581,654 in the consolidated statement of operations.

Gain of disposal of discontinued component

Cash received	$75.000
Debentures retired –legally extinguished	9,201,166
Assets transferred- net	(3,472,687)
Gain of disposal of discontinued component	$5,803,479

loss from operations of discontinued component	2008	2007

Revenues from sales of oil & gas	$1,437,437	$451,514
Cost of revenues	(921,690)	(447,264)
Net revenues	$515,747	$4,250

Operating costs	356,647	241,476

Income from operations	$159,100	$(237,226)

Other income/(expense)
interest costs	(2,548.005)	(1,239,606)
Gain on derivative	428,582	361,964

Loss from Operations of discontinued component	$(1,960,323)	$(1,114,868)

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

12. Income Tax Provision

	Restated
	(Note 18)
Provision for income taxes is comprised of the following:	31-Dec-08	31-Dec-07

Net loss before provision for income taxes	$(1,145,717)	$(359,182)

Current tax expense:
Federal	0	0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforward	(1,203,124)	(2,750,468)
Allowance for recoverability	1,203,124	2,750,468
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforward	$1,203,124	$2,750,468
Allowance for recoverability	(1,203,124)	(2,750,468)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes. The tax provision associated with the discontinued component is $490,657

13.  Gain on Sale of Asset

In August 2007, the Company sold all of its rights to certain projects in the Ukraine that had been developed through its subsidiary, Firecreek Petroleum Inc., to Star Energy Corp. for $100,000 cash and 2.1 million shares of Star’s stock.  The rights to these projects had previously been 100% impaired by the Company in 2005 and therefore all the proceeds received from the transaction have been recorded as a “gain on asset sale” in the consolidated statement of operations in 2007.  Management has classified the Star stock as “available for sale” as per SFAS 115, “ Accounting for Certain Investments in Debt and Equity Securities ” and, accordingly, has recorded the loss in the market value of the stock in other comprehensive income at December 31, 2007. The stock was sold in December 2008.

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

Reserve Quantity Information
Proved Developed and Undeveloped Reserves:
(All United States Based)

	2008		2007
	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	64,709	1,029,200	0	1,050,022
Revisions	0	0	-3,004	14,216
Improvements	0	0	0	0
Purchases	785,220	0	71,774	0
Disposal	(840,708)	(1,012,732)	0	0
Production	(9,221)	(16,468)	-4,061	-25,238
End of Year	0	0	64,709	1,029,200

Proved Developed Reserves:

	2008		2007
	Oil	Gas	Oil	Gas
	(Barrels)	(Mcf)	(Barrels)	(Mcf)
Beginning of Year	64,709	312,189	0	344,739
End of Year	0	0	64,709	312,189

Results of operations (All United States Based):

	2008	2007
Revenues	$1,437,437	$451,514
Production costs	-771,193	-317,343
Exploration costs	0	0
Development costs	-325,000	-130,551
Depreciation & amortization	-150,498	-129,921
Provision for income tax	0	0
Net profit (loss) from oil and gas producing activities:	$190,746	$(126,301)

Capitalized cost of oil and gas producing activities:

	2008	2007
Proved oil and gas lease properties	$1,928,960	$1,068,650
Well Equipment	977,668	1,316,710
Accumulated depreciation	300,928	-150,430
Net capitalized costs of natural gas producing activities	$2,605,700	$2,234,930
Transfer to Duchess	(2,605,700)	0
Balance of capitalized costs	0	2,234,930

Costs incurred for property acquisitions, exploration, and development:

	2008	2007
Property acquisition	$1,400,000	$1,506,628
Proved	0	0
Unproved	0	0
Exploration	0	0
Development	328,746	120,736
Total	$1,728,746	$1,627,364

Changes in discounted future cash flows of proved reserves:

	2008	2007
Future cash flows	$0	$13,978,098
Future production costs	0	-8,716,030
Future income tax expense	0	-1,15,034
Future net cash flows	0	4,157,034
10% annual discount	0	-1,323,971
Standardized measure of discounted future net cash flows	$0	$2,833,063

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

18.  Restatement of Previously Issued Financial Statements

The statement of operations for the year ended December 31, 2008, has been corrected to show the loss on asset disposal of $567,000 and to increase the Net Loss from Continuing Operations by the same amount. As a result of the change in the profit and loss for the year it was necessary to recalculate earnings by share. The new earnings per share amount is $.44 cents per share basic and fully diluted for the year ended December 31, 2008.

The balance sheet and statement of stockholders’ equity for the year ended December 31, 2008 have been corrected to eliminate the Other Comprehensive Loss of $567,000 and to increase the accumulated deficit by the same amount.

The statements of cash flows for the year ended December 31, 2008 has been corrected to include a decrease in the net income by $567,000 and recording the loss on asset disposal by the same amount.

19. Subsequent Events

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

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act,as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures andthey werenot effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to the communications the appropriate personnel involved with our 2008 audit.  We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•
Subsequent to the filing of the Original report, we determined that we needed to restate the financial statements contained in the Original Report and Quarterly Report on Form 10-QSB that we filed for the quarterly period ended September 30, 2009.

•
Due to our relatively small size and not having present operations, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

Management's Report on Internal Control Over Financial Reporting

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting are in agreement with the above specified officers assessment.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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