Form 10-Q/A
period 2009-09-30
EGPI FIRECREEK, INC.
filed 2010-03-05
CIK 1106848

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-32507

EGPI FIRECREEK, INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0345961
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Peachtree Road, Suite 111,
Atlanta, Georgia 30326
 (Address of Principal Executive Offices)

(404) 421-1844
 (Registrant’s Telephone Number)

6564 Smoke Tree Lane
Scottsdale, Arizona 85253
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

EGPI Firecreek, Inc. (referred to as “us,” “we,” the “Company,” ) is filing this Amendment No. 1 (this “Amendment”) to amend certain items contained in our Quarterly Report on Form 10-Q for our quarter ended September 30, 2009, which was originally filed with the Securities Exchange Committee (the “SEC”) on November 12, 2009 (the “Original Report”).

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

The changes to our financial statements contained in this Amendment did not result in a change in our profit or loss for any period covered by this Amendment.

The purpose of this Amendment is to amend and restate the following Items in the Original Report as amended including updating the Title Page:

•	Part I, Item 1, “Consolidated Financial Statements,” to, among other things:

¡
Restate our consolidated balance sheet as of December 31, 2006 and consolidated statements of stockholders’ deficit to conform with our Annual Report on Form 10-K, Amendment No. 3, for the period ended December 31, 2009.

¡
Amend Note 1, “The Organization of the Company and Significant Accounting Principles,” of the Notes to the Consolidated Financial Statements to clarify that the Company was the acquirer in the transaction with M3 Lighting, Inc. (M3).

¡	Amend Note 5, “Preferred Stock Series,” of the Notes to Consolidated Financial Statements to update and clarify regarding the rights that are effective with respect to the Series C Preferred stock.

¡
Amend Note 8, “Purchase of M3 Lighting, inc.,” of the Notes to Consolidated Financial Statements to provide additional disclosure for the purchase of M3 Lighting which has been amended to show pro forma results for 2008 and 2009..

¡
Add Note 11, “Restatement of Previously Issued Financial Statements,” of the Notes to Consolidated Financial Statements noting Other Comprehensive Loss and Accumulated Deficit have been changed to conform to the figures on the Amended Form 10-K/A, Amendment No. 3 for the period ended December 31, 2008.

¡	Changed Note 11, “Subsequent Events” and moved to new Note 12 added.

•	Part I, Item 4(T), “Controls and Procedures,” to revise the discussion therein in light of this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
 September 30, 2009

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Restated	Restated
	(Note 11)	(Note 11)
	Unaudited
	30-Sep-09	31-Dec-08
ASSETS

Current assets:
Cash	$116	$2,230
Accounts receivable	489	0
Total current assets	$605	$2,230

Other assets:
Deposits	20,000	0

Total assets	$20,605	$2,230

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$322,742	$549,367
Note payable	50,849	47,565
Total current liabilities	$373,591	$596,932

Advances & notes payable to shareholders	8,372	307,096
Total liabilities	$381,963	$904,028

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, stated value $.001,one share convertible to ten common shares, no stated dividend. 5,000 shares outstanding	0	0
Common stock- $0.20 par value, authorized 1,300,000,000 shares, issued and outstanding, 6,921,288 at December 31, 2008 and 28,654,467 at September 30, 2009	$1,405,990	$1,384,257
Additional paid in capital	22,066,906	20,970,812
Other comprehensive loss- discontinued component	0	0
Accumulated deficit	(23,834,354)	(23,256,867)
Total shareholders' deficit	(361,358)	(901,798)

Total Liabilities & Shareholders' Deficit	$20,605	$2,230

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

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
As Restated (note 11)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(23,256,867)	$0	$(901,798)

Issued shares for consulting services			7,012,361	7,012	469,298			476,310
Issued shares to pay debt			400,000	400	60,350			60,750
Issued warrants to consultant					7,934			7,934
Issued shares to purchase M3 Lighting, Inc.			14,320,818	14,321	558,512			572,833

Net loss for the period						(577,387)		(577,387)

Balance at September 30, 2009	0	$0	28,654,467	$1,405,990	$22,066,906	$(23,834,254)	$0	$(361,358)

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total

Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							(352,200)	(352,200)

Net loss for the period						(1,220,337)		(1,220,337)

Balance at September 30, 2008	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(27,174,643)	$(537,000)	$(5,356,574)

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

In May 2009 the Company acquired M3 Lighting, Inc. (“M3”) as a wholly owned subsidiary via reverse triangular merger. The Company was determined to be the acquirer in the transaction for accounting purposes. M3 is a distributor of commercial and decorative lighting to the trade and direct to retailers.  As part of the Merger the Company effected a name change for its wholly owned subsidiary Malibu Holding, Inc. to Energy Producers, Inc. (“EPI”) as a conduit for its oil and gas activities.

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

Series C preferred stock: The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory.   The Series C has liquidation preference over common stock. Effective May 20, 2009 i) Voting Rights for each share of Series C Preferred Stock shall have 21,200 votes on the election of directors of the Company and for all other purposes, and, ii) regarding Conversion to Common Shares, Series C have no right to convert to common or any other series of authorized shares of the Company.

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

Selected pro forma financial data associated with the purchase of M3 assuming the purchase occurred on January 1, 2009 is as follows.

	2009	2008

Net revenues	$3,848	$5,636
General administration	$1,244,309	$459,161
Loss per share	$(0.04)	$(0.21)

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

11. Restatement of Previously Issued Financial Statements

The amounts listed under Other Comprehensive Loss and Accumulated Deficit have been changed to conform to the figures on the Amended Form 10-K/A, Amendment No. 3 for the period ended December 31, 2008.

12.  SUBSEQUENT EVENTS

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

ITEM 3 – QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)                 Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of September30, 2009,  that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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