Form 10-K/A
period 2008-12-31
EGPI FIRECREEK, INC.
filed 2010-03-23
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(AMENDMENT No. 4)

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

EXPLANATORY NOTE

EGPI Firecreek, Inc. (referred to as “us,” “we,” the “Company,” ) is filing this Amendment No. 3 (this “Amendment”) to amend certain items contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, which was originally filed with the Securities Exchange Committee (the “SEC”) on April 14, 2009, the original report and as amended on April 15, 2009, April 23, 2009, and March 5, 2010 (the “Report”).

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

The changes to our financial statements contained in this Amendment result in a change in the net loss of the Company from $578,717 to $1,145,717 for the period ended December 31, 2008 which is reflected in changes to the Company’s financial statements herein.

The purpose of this Amendment is to amend and restate the following Items in the Original Report as amended including updating the Title Page to the most current version:

•	Item 1, “Description of the Business,” to, among other things:

¡	Amend the discussion under “Risk Factors” to conform the net loss on continuing operations and net income with to the Amended financial statements.

•	Item 7, “Management’s Discussion and Analysis or Plan of Operation,” to, among other things:

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

¡
Restate our statement of operations for the year ended December 31, 2008 that has been corrected to show the loss on asset disposal of $567,000 and to increase the Net Loss from Continuing Operations by the same amount. As a result of the change in the profit and loss for the year it was necessary to recalculate earnings by share. The new earnings per share amount is $.44 cents per share basic and fully diluted for the year ended December 31, 2008.

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
March 23, 2010

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

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting are not effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 15, 2009 on its behalf by the undersigned, thereunto duly authorized.

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