Form 10-K
period 2009-12-31
EGPI FIRECREEK, INC.
filed 2010-04-15
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $643,562.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2009, the registrant had 76,460,069 shares of its $0.001 par value common stock issued and outstanding. There are  no shares of Series A, B preferred stock issued and outstanding, and 5,000 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

EGPI FIRECREEK, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
INDEX

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

On May 18, 2009 The Company entered into a Stock Acquisition Agreement relating to the assignment and sale of Firecreek Petroleum, Inc., a Delaware corporation (“FPI”).

On May 21, 2009 the Company acquired M3 Lighting, Inc. (“M3”) as a wholly owned subsidiary via reverse triangular merger with a subsidiary of the Company. The Company was determined to be the acquirer in the transaction for accounting purposes. M3 principally brings key Management, strategic relationships, and is a distributor of commercial and decorative lighting to the trade and direct to retailers.  As part of the Merger the Company effected a name change for its wholly owned subsidiary Malibu Holding, Inc. to Energy Producers, Inc. (“EPI”) as a conduit for its oil and gas activities, and the Company commenced focusing on two lines of business.

On November 4, 2009 the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). SATCO has been in business since 2001 and has several offices throughout the Southeast United States. SATCO carries a variety of products and inventory geared primarily towards the transportation industry.

On December 31, 2009, the Company’s wholly owned subsidiary Energy Producers, Inc. acquired 50% working interests and corresponding 32% net revenue interests in oil and gas leases, reserves, and equipment located in Shackelford, Callahan, and Stephens counties, West Central Texas. The Company entered into a turnkey work program included for three wells located on the leases.

Overview

EGPI Firecreek Inc. was formerly known as Energy Producers, Inc., an oil and gas production company focusing on the recovery and development of oil and natural gas. The Company focused on oil and gas activities for development of interests held that were acquired in Texas and Wyoming for the production of oil and natural gas through December 2, 2008.

Based on our earlier initiation of a program to review domestic oil and gas prospects and targets in fiscal year 2005, we acquired non-operating oil and gas interests in a project under the prospect named Ten Mile Draw (“TMD”) located in Sweetwater County, Wyoming USA for the development and production of natural gas. We commenced with natural gas production beginning approximately March 2006 forward in the TMD. Later on in July, 2007, the Company acquired and began production of oil at the 2,000 plus acre Fant Ranch Unit in Knox County, Texas. We entered a rehabilitation program on the Fant Ranch in January 2008. This was followed by the acquisition and commencement of oil and gas production at the J.B. Tubb Leasehold Estate located in the Amoco Crawar Field in Ward County, Texas in March, 2008. Throughout 2008, the Company sought to continue expansion and growth for oil and gas development in its core projects area. This strategy was centered on rehabilitation and production enhancement techniques, utilizing modern management and technology applications in upgrading certain proven reserves. The Company successfully increased production and revenues derived from its properties and in late 2008, the Company then retired the majority (over 90%) of its debt through the disposition of those improved properties.

In early 2009, based on the continued economic downturn, credit decline, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on two lines of business as a strategic plan in part then transitioning from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies. In addition, the acquisition targets being reviewed by the Company also had a presence in the telecommunications and general construction industries. The acquisition strategy focuses on vertically integrating manufacturing entities, distributors and construction groups. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary with key additional management team to begin this process, and as a result on November 4, 2009, the Company acquired all of the capital stock of South Atlantic Traffic Corporation, a Florida corporation, which distributes a variety of products geared primarily towards the transportation industry where it derives its revenues.

Through 2009 we continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries. However, in late 2009 and in 2010, the Company began pursuing a reentry to the oil and gas industry and again as part of our strategic plans. The Company is currently a party to a pending agreement to acquire an entity that owns approximately 2,100 miles of a pipeline system initially used as a crude oil transportation system by Koch Industries. As of the date of this report we have not closed this potential acquisition and there can be no assurance we will close on this acquisition. On December 31, 2009, the Company, through its wholly-owned subsidiary, Energy Producers, Inc., effectively acquired a 50% working interest and corresponding 32% revenue interest in certain oil and gas leases, reserves and equipment located in West Central Texas.

For further information related to the our history please see information in our Form 10K and Form 10KSB Reports, as amended, filed on March 23, 2010, and July 24, 2008, respectively.

RECENT DEVELOPMENTS

On May 18, 2009 the Company and Firecreek Global, Inc., entered into a Stock Acquisition Agreement (the “FPI Agreement”), relating to the Firecreek Global, Inc.’s (“Assignee”) acquisition of all of the issued and outstanding shares of the capital stock of our then-subsidiary, Firecreek Petroleum, Inc., a Delaware corporation (“FPI”). For further information can be found in our current Report on Form 8-K filed on May 20, 2009, and elsewhere in this Report.

On May 21, 2009, EGPI Firecreek, Inc., a Nevada corporation (the “Company” or “Registrant”), Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company (the “Merger”).   Further information can be found in our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively and as further listed in this Report in the section on “The Business” or elsewhere in this document.

Effective on November 4, 2009, the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Inc., a Florida corporation (“SATCO”).  For further information please see our Current Report on Form 8-K filed November 12, 2009, and Form 8-K Amendment No. 1, filed January 22, 2010 and as further listed in this Report in the section on “The Business” and elsewhere in this document.

As of December 18, 2009, the Company entered into a pending agreement (the “Sierra Agreement”) to acquire all of the issued and outstanding membership interests of Sierra Pipeline, LLC, a Nevada limited liability Company (“Sierra”). For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009 and as further listed in this Report in the section on “The Business” or elsewhere in this document.

On December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. acquired interests in Oil and Gas Leases (the “Assignment”), along with a Turn Key work program for three wells, from Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation. We acquired 50% working interests and corresponding 32% net revenue interests in oil and gas leases, reserves, and equipment on 240 Acres in Shackelford, Callahan, and Stephens counties, West Central Texas. For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009. See also additional information listed under the heading “Description of Properties” located in this prospectus and as further listed in this Report in the section on “The Business” or elsewhere in this document.

As of January 15, 2010, the Company entered into a pending agreement to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”). Southwest Signal, Inc., was established in 2000 and is engaged in all facets of the United States Intelligent Traffic Systems (ITS) / Department of Transportation (DOT) Industry. The Company also provides services to leading private sector clients such as Wal-Mart, Lowes and Home Depot in addition to large private developers.  Southwest Signal, Inc. also participates in maintenance and general bids for city, county and state funded DOT projects. The corporate headquarters are located in Tampa Florida. For further information please see our Current Report on Form 8-K filed on January  22, 2009, and February 8, 2010,  as amended, and as further listed in this Report in the section on “The Business” or elsewhere in this document.

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic, Inc. (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and as provided elsewhere in this document. The unit purchased by the Company has no assets and will result in additional debt burden to the Company.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by development of its new line of operations for M3, and SATCO, or acquisitions by the Company that are vertically related to M3, and SATCO, such as SWSC and (ii) building new infrastructure for its oil and gas operations in 2009. The Company throughout its first quarter of operations for 2010 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

The Company’s goal is to rebuild our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

THE BUSINESS

The Company beginning May 20, 2009 has been building and integrating two line segments of operations and facilitating plans including i) development and redeployment of our oil and gas infrastructure which we are currently focused on building our oil and gas operations domestically, and,  ii) generating business geared to Department of Transportation (DOT) application including Intelligent Lighting Systems (ITS)  inventory and systems sales to DOT and also distribution of commercial decorative lighting to the trade and direct to retailers.

Oil and Gas Units (line segment of operations) Transitioning Stage

Our goal through this line of business is to become an independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas properties primarily in the United States. We have focused our activities on projects based in i) the Permian Basin areas of Texas, and ii) surrounding States and regions in the U.S. for activities related to oil and gas production, and related business and other opportunities.

Our business and our ability to acquire mineral rights, targeted rehabilitation projects with upside potential, and participate in drilling activities are due primarily to the relationships we have developed over the years with our operating partners, and key industry advisors.  We believe our competitive advantage lies in our ability to locate good potential oil and gas property acquisitions, resource plays, and other business opportunities and interests located primarily in Texas and surrounding States.

Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, Three Well Program

Effective December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.

Purchase and Work Program Costs Associated With Our Acquired Interests in the Texas, Three Well Program

Pursuant to the Assignment, the Company paid to Whitt the total of two hundred twenty five thousand ($225,000) dollars for the leases, equipment, and a turnkey work program included for three wells located on the leases. Of the $225,000 we have allocated $163,500 for the leases and $61,500 for the existing equipment according to our share.

Whitt Oil and Gas, Inc. is the operator for the Company’s non operated interests and has commenced with work programs to rehabilitate the three wells which began in January 2010 with the goal to restore production and be online as soon as possible. The Assignment through closing is less all credited taxes including State, County, and or other due and owing by Whitt through the oil transfer effective date of December 1, 2009 to the Company.  Operations upon the transfer effective date will be handled by an Operating Agreement between the Company and Whitt.

The rehabilitation and enhancement programs include well repairs followed by frac treatment for each well, namely the McWhorter No. 1 Well with perforations in the Bend Conglomerate Formation at 4,060 to 4,068 feet, the Young No. 3 Well to produce at 2,530 feet depth in the Palo Pinto Lime, and the Boyett Well, to produce in the Caddo Lime at approximately 3,400 feet. For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009. See also additional information listed under the heading “Description of Properties”, “Supplemental Oil and Gas Information” and listed in “Notes to the Consolidated Financial Statements” further in this Report.

The Material terms of the Operating Agreement with the Company include

Pursuant to the AAPL form operating agreement Whitt is an independent contractor and operates the subject properties on a contract basis for our share of Working Interests (50%). Whitt will furnish the monthly Lease Operation Expense and various activity reports to the Company’s wholly owned subsidiary Energy Producers, Inc. Upon successful commencement of production, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. Conoco is initially designated as the gatherer for the oil and Taurus for the natural gas.  Whitt is to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), Whitt will collect and compile the Joint Interest Billing (JIB) Statements and prepares those certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

Pending Acquisition of Sierra Pipeline, LLC

As of December 18, 2009, the Company entered into an agreement (the “Sierra Agreement”) with Mr. Don Tyner (“Seller”) to acquire all of the issued and outstanding membership interests of Sierra Pipeline, LLC, a Nevada limited liability Company (“Sierra”). If acquired, the Company, through Sierra, will own approximately 2100 miles of a pipeline system that was initially installed and used as a crude oil transportation system by Koch Industries (the “Sierra Pipeline”).  There are no known environmental issues with the pipeline system.  The rights of way and easements associated with the asset have been recorded in each of the applicable county courthouses. As of the date of this report we have not closed on this acquisition and there is significant doubt that we will close on this acquisition.

Purchase Costs Relative to the Pending Acquisition of Sierra Pipeline, LLC

The Company issued 2,500,000 shares of the Company’s common stock to the member(s) of Sierra in connection with the acquisition which are to be registered on a best efforts basis. The estimated fair value of the shares has been determined by management to be $250,000. Unless mutually agreed in writing, the agreement contemplates a March 5, 2010 closing of the transaction. A (i) $2,500,000 cash payment and (ii) 2,500,000 additional shares of the Company’s common stock (the “Closing Shares”) are due from the Company on the closing date if not earlier terminated by the Company on or before March 1, 2010, or the Seller on or before March 4, 2010, in accordance with a recent second extension granted. The Company has not yet closed the transaction and remains on a day to day basis, extended until closed or terminated by the seller. We are in the process of reviewing verbal and written financing arrangements, with no assurance as of yet we will be able to obtain satisfactory arrangements for financing our acquisition of Sierra, or if we do it will be timely. The Company and Seller have verbally agreed to continue in good faith but to notify one another if our intent is to withdraw or Seller wishes to terminate. The Company upon a closing of the transaction, if any, is obligated to use its best efforts to issue and register the Closing Shares as described above.  Given the substantial doubt that exists regarding our completion of this acquisition, the shares granted have been expensed during the period ended December 31,2009.

About the Sierra Pipeline, LLC, Pending Acquisition, and Business Plans

The Company, if successful in closing this transaction, plans to utilize the pipeline assets to gather natural gas, develop gas production in adjoining areas along the pipelines, and develop other opportunities within the approximate 2,100 miles of right-of-ways.

The right of way and easements associated with the Sierra Pipeline have a significant footprint and, if the Sierra Agreement closes, may create intangible value for the Company through its newly acquired subsidiary. Other known transportation companies have acquired and recompleted idle wellbores, transported gas, divested idle segments of pipeline and rights of way and divested pipelines and/or production operations.  The Company believes that, through Sierra and other acquisition targets, it may be able to execute on one or more of these business strategies.

The pipeline gathering system is located throughout Northeastern and Central Oklahoma where most of the lines are concentrated, as well as, in Southeast Kansas, and Southwestern Indiana states. The pipeline gathering system consists of pipeline ranging in size from 2” up to 12” in diameter.

According to various data and third party reports, there are currently thousands of existing well bores and/or wells adjacent to the pipeline gathering system. The wells may be candidates for transportation agreements to transport the gas to major buyers such as Williams, ONEOK, and Mustang, all of whom operate pipelines which cross the Sierra pipeline gathering system at various locations. There may also be opportunities for outright purchases of the well bores and/or wells that could potentially enhance the overall value of the pipeline gathering system. Additionally, the pipeline gathering system is located in a prime geographical area for new shallow natural gas wells to be drilled. The footprint of this pipeline offers an excellent opportunity to have transportation available for newly developed gas reserves. The area in Northeast Oklahoma near this pipeline system has been very productive of coal bed methane gas for many years. The most cost effective method of extracting these reserves has been the recompletion of older idle wellbores versus newly drilled wells. The coal seams in this area are shallow (less than 1500’) and the success rates have been excellent. Sierra has approximately 778 miles of pipe in Creek, Nowata, Tulsa, and Washington Counties in Oklahoma. Based on independent review, there are over 27,000 idle wellbores in these 4 counties. There may also be conventional gas reserves to be developed in this area as well. In addition to the potential for recompletion of idle wellbores the Company will look at a segment of its operations for the development of business related to third party gas transportation. Part of the initial development work will be to identify these opportunities. Other potential Pipeline business activities will be related to divestment of idle segments of the gathering system. There should be opportunities to resell portions of the system to third parties. Another initial task on this project would be to identify other midstream companies with assets in proximity to this system. Further down the road there are potentials, once sizable cash flow is developed, to sell this project. According to information we have collected, a very similar company had only activated 430 miles of their system when they sold to a larger purchaser for $95MM and this did not include any production. The annual multiples of cash flow paid for these pipeline systems run from 6 to 10 years, normally. There are also other opportunities for another business development plan to explore farming out the production play to a larger producer once the acreage is acquired.

New policies as well as the environmental push for vehicles and businesses to run on compressed natural gas (CNG) may cause natural gas prices to increase which could in turn stimulate increases in domestic production and exploration.

Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operation efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competitive factors include availability of capacity, proximity to supply and industry marketing centers, cost efficiency and reliability of service, Competitors include: other large natural gas gatherers that gather, process and market natural gas and major integrated oil companies; medium and large sized independent exploration and production companies; major interstate and intrastate pipelines; and large number of smaller gas gatherers of varying financial resources and experience.

The pipeline gathering system, we believe, is competitive and marketable with other comparable properties in the marketplace. Through research and data collected it is reasoned that a pipeline as extensive as the Sierra Pipeline would require marketing and exposure of 12 to 18 months to establish its fair value premise and its potentials.

For additional information please see our Current Report on Form 8-K, filed on December 29, 2009.

The Company makes no guarantees and can provide no assurances that it will be successful in acquiring the Sierra Pipeline, LLC interests, or if it is able to acquire the Sierra interests that it will be successful in these endeavors.

Sale/Assignment of 100% Stock of FPI Subsidiary

On May 18, 2009 the Company entered into a Stock Acquisition Agreement (the “FPI Agreement”), relating to the Firecreek Global, Inc.’s (“Assignee”) acquisition of all of the issued and outstanding shares of the capital stock held in our subsidiary, Firecreek Petroleum, Inc., a Delaware corporation (“FPI”). Assignee’s acquisition of FPI stock (the “Assignment”) included all of the assets and debt attributable to FPI from the Company’s books and consolidated financial statements. In addition, the Company, and Assignee executed a right of first refusal agreement attached as Exhibit to the FPI Agreement, granting to the Company the right of first refusal, for a period of two (2) years after Closing, to participate in certain overseas projects in which Assignee may have or obtain rights related to Assignors’ previous activities in certain areas of the world. For further information can be found in our current Report on Form 8-K filed on May 20, 2009. For further information with respect to the historical activities of the Company related to the FPI subsidiary, please also see information in our Form 10K and Form 10KSB Reports, as amended, filed on March 23, 2010, and July 24, 2008, respectively.

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

Sales and Marketability

Oil and Gas Working Interests, Three Well Program, Callahan, Stephens, and Shakelford Counties, West Central Texas

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We rely on our operating partner to market and sell our production.  Our operating partner Whitt Oil and Gas, Inc. is a privately owned exploration and production company.  We do not believe the loss of any single operator would have a material adverse effect on our Company as a whole.

Historically the marketability of the Company’s crude oil has not posed a problem for us.  Crude oil can be easily sold wherever it is produced in the state(s) that the Company operates subject to the transportation cost. For example, the crude oil produced by the Company via certain of its oil and gas interests which were disposed of on December 2, 2008 had been transported by truck.  During 2010 we will again expect to commence sales of oil via truck and via pipeline for natural gas. Overall, natural gas can be considered more difficult to sell since transportation requires a pipeline.  In some of the areas that the Company has previously pursued or expects to pursue new drilling activity for natural gas in the future, there can be delays because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by the Company, if any, will be placed on line in a timely manner after the well is drilled and completed.

TMD Project, Wyoming

Through its Disposition, October 30, 2008

The Company through its then Firecreek unit commenced selling natural gas during 2006 through the interests it held in the leases, wells, and equipment in the TMD. A Gas Purchase Agreement was entered into November 11, 2005 by Emerald Operating Company (“Emerald”) as “Producer”, and Western Gas Resources, Inc. (“Western”). Effective January 1, 2006, Newport, the Company’s Operator for its interests in the TMD Project and Western, signed a Ratification Agreement, adopting the Gas Purchase Agreement as the agreement between them covering gas purchases, pursuant to which Newport became the “Producer”. Newport is the operating partner for our non operated interests owned in the TMD. The Gas Purchase Agreement had a term of three years, continuing thereafter until either party gives written notice of termination at least thirty days prior to the expiration of the primary term or any extension of the primary term. Payments relative to the Company’s receipt from Newport, based on Gas received to the pipeline were estimated to be a standard 45-60 days following monthly settlement and calculation by Western. The British Thermal Unit (BTU) content of our gas produced in the TMD workover wells tested above standard. Through Newport we were entitled to receive bonus payment adjustment increase for sales of gas, less gathering fees, as applicable, in accordance with the then terms and calculations of the Gas Purchase Agreement. Prices paid by Western accordingly were adjusted for a BTU content of each zone as well as the liquids revenue received. The Company believes it had no commitment that obligated us to produce any set amount of natural gas.

Fant Ranch Unit, Texas

Through its Disposition, December 2, 2008

The Company received, through December 2, 2008, its monthly payment for the Fant Units production of oil in Knox County, Texas by division order with BML Inc. to Success Oil Co., Inc. BML purchases all of the Company’s crude oil pertaining to its interests owned based on a month-to-month contract, which could then be terminated upon thirty (30) day’s notice by either party. A division order is a contract for the sale of oil, by the holder of a revenue interest in well or property, to the purchaser.  It lists the names of revenue interest owners of a producible oil well or wells, along with the respective share of production revenues, and directs the purchaser to distribute the proceeds of production sales, accordingly. The Company received according to its interests for the oil sold to BML, through December 2, 2008, the average of the Plains price for the oil in for the month sold, adjusted by Platt pricing, less a transportation cost for the oil of $1.75 per barrel. The Company had no commitment that obligated us to produce any set amount of oil.

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

Texas Regulations

Any oil undertaking with the State of Texas requires obtaining necessary permits and approvals from the Railroad Commission of Texas (“RRC”). Once a lease is obtained an operator’s agreement must be on file with the RRC.  Federal regulations including those governed by the Environmental Protection Agency must also be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operators through the date of this Report, both previous and current, have obtained and or filed all necessary permits and reports to operate the wells and maintain compliance associated with the Company’s interests in Fant Ranch Unit, and J.B. Tubb Leasehold Estate held by Firecreek prior to December 3, 2008, and thereafter though our Energy Producers, Inc. subsidiary via our acquisition of the Whitt Oil and Gas, Inc. three well program interests on December 31, 2009 forward.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our proposed production activities for closed transactions to date occur within the Permian Basin of West Central Texas.

Future Development Contemplated,

J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

As part of the disposition of its assets the Company and Dutchess entered into an Oil and Gas Property Participation and Rights Agreement (“Participation Agreement”), whereby Dutchess granted EGPI, under certain circumstances listed therein the participation agreement, a right of first refusal, as provided in Section VIII of that certain participation agreement between Success Oil Co. and EGPI and its wholly-owned subsidiary, Firecreek Petroleum, Inc., dated January 3, 2008.

Overseas Project Activity Development in Central Asian and European Countries

Strategic Alliance with Sahara Group

For historical information regarding the Sahara Group please see the section titled “The Business” and other information contained in Form 10-KSB, as amended, filed April 14, 2006, in Form 10-KSB/A (Amendment No. 3), filed April 11, 2008.

In 2008 and 2009, the Company focused on its domestic US oil and gas operations or rebuilding these operations, respectively. There was no further activity with the Sahara group in Russia, Kazakhstan, Ukraine and Turkey, with the exception of the sale of certain opportunity rights relative to access of projects in Ukraine. For historical information please also see “The Business” and other information contained in Form 10-KSB, Amendment No. 1, filed on July 24, 2008, and in Form 10-KSB/A (Amendment No. 3), as amended filed April 11, 2008.

Status of Firecreek’s Overseas Project Activity

For current status of Firecreek please see information in this section “The Business” under above sub heading “Sale/Assignment of 100% Stock of FPI Subsidiary”. For historical information please also see “The Business” and other information contained in Form 10-KSB, Amendment No. 1, filed on July 24, 2008, and in Form 10-KSB/A (Amendment No. 3), as amended filed April 11, 2008.

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

The Company and its Energy Producers, Inc. unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, Louisiana, New Mexico, and other productive regions and areas in the U.S. However, no assurances can be given by the Company that will be successful in pursuing these other prospects.

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

Signalization and Lighting Units (line segment of operations) Geared to the Transportation Industry (DOT and ITS)

Completion of Recent Merger Acquisition with M3 Lighting, Inc.

On May 21, 2009, EGPI Firecreek, Inc., a Nevada corporation (the “Company” or “Registrant”), Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company (the “Merger”).

Purchase Costs of the Merger Acquisition with M3 Lighting, Inc. (M3)

Effective May 22, 2009, the Company effected via a triangular merger between M3, and Asian Ventures Corp. (a wholly-owned subsidiary of the Company), whereby M3 was merged into Asian Ventures and whereupon Asian Ventures changed its name to M3 Lighting, Inc. In the course of this acquisition by a wholly owned subsidiary of our Company, M3 stockholders exchanged all outstanding common shares for EGPI common shares, and all M3 common shares were cancelled.M3 had no operations and therefore the Company did not receive a step up in basis pursuant to SFAS 141R as M3 did not meet the definition of a business. The value of this transaction was based upon the cash and net assets acquired at cost basis. Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively.

The Business and Strategy of M3 Lighting, Inc. (M3)

M3 specializes in the areas of lighting industry sales, design, product development, and sourcing, contracting and capital markets.   M3 has a presence in the U.S. and Asia. With a sales representative in China and offices in the U.S., the M3 team through this footprint, as required, can effectively monitor price competition, expediting product shipments and grow the business through sales.  M3 can import both finished goods and sub-assemblies for domestic final assembly. Through its experience, knowledge and contacts in the lighting and DOT industry, M3 created a business plan to create a vertical rollup and stream of acquisitions targeted strategically for the Company that included manufactures, distributors and contractors. This change in strategy allowed the management and key decision makers at M3 more time to focus on potential acquisitions who they had done business with for numerous years. Focusing on the Obama Infrastructure Stimulus funding that is being released for roadwork throughout the country; M3 is pursing companies that are involved in the lighting, traffic signs/signals and ITS components of the industry.  M3 is also actively pursuing federal contracts to provide lighting and contracting through our partnership with CST Federal who are a disabled veteran’s agency that bids government contracts.  Future acquisitions in the DOT construction industry are expected to provide a labor force for the maintenance and remediation services the Company plans on providing.  Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively.

Acquisition of South Atlantic Traffic, Inc. (SATCO)

Effective as of November 4, 2009, the Company entered into a stock purchase agreement pursuant to which it acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for cash consideration, the Company’s common shares and sellers’ notes. SATCO has been in business since 2001 and has several offices throughout the Southeast United States. A copy of the Agreement was attached as an exhibit to our Current Report filed with the Commission on November 12, 2009.The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States (GAAP). Under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations, the assets and liabilities of SATCO are recorded as of the acquisition date at their respective fair values, and consolidated with the Company’s assets and liabilities.

Purchase Costs for the Acquisition of South Atlantic Traffic, Inc. (SATCO)

The acquisition was effected via a stock purchase agreement between Satco and EGPI. In the course of this acquisition, Satco stockholders exchanged all outstanding common shares for $600,000 cash consideration, 2,908,000 EGPI common shares with and a contingent equity make whole liability provision valued at $1,163,220, and $295,173 in notes to the sellers’ all together in the aggregate totaling $2,058,373. For the cash consideration paid to SATCO, SATCO and the Company by its further entry into a Continuing Guarantee and Waiver, entered into an accounts receivable based credit facility (Loan) (also known as Factor and Security Agreement) with Creative Capital Associates, Inc., Silver Spring Maryland (proposal and term sheet), in conjunction with Benefactor Funding Corp. a Colorado corporation (factor lender). This factoring line has been paid off,  retired and cancelled prior to the date of this Report. The Company is actively seeking replacement accounts receivable line of credit for SATCO which is important for the growth of this unit.

The Business of SATCO

SATCO carries a variety of products and inventory geared primarily towards the transportation industry, which generated over $15 million in revenues for 2008. SATCO offers a comprehensive selection of transportation products ranging from loop sealant, traffic signal equipment, traffic and light poles, data/video systems and ITS surveillance systems.. SATCO works closely with DOT agencies, local traffic engineers, contractors, and consultants to customize high quality traffic control systems.

 SATCO’s representatives have 120 years of collective experience distributing traffic products throughout the Southeastern U.S. The company’s success in the industry is a direct result of SATCO’s dedication to providing quality products, at competitive prices, with service after the sale. In addition, SATCO’s ongoing relationships within the traffic industry allow the company to procure and provide specialty items on an as needed basis.

SATCO has recently entered into an exclusive Distributor Agreement with a manufacturer of industrial wireless data radio modem communication networks with optional embedded GPS radio location monitoring technologies. SATCO has also entered into a distribution agreement with a company that manufactures spun concrete poles, high quality decorative outdoor lighting fixtures, fabricated metal poles, arms, and site furnishings. The additional lines will augment and align with SATCOs existing products offering of traffic and intelligent transportation products currently represented.

SATCO maximizes it efficiency in delivering quality products to valued customers by implementing various distribution strategies and capitalizing on developed relationships within the transportation industry. One of the distribution strategies implemented is SATCO’s concentration on an exclusive region – Southeastern United States. Focusing on a specific region to operate within the industry allows SATCO to maintain a smaller sales staff, consequently reducing overhead while at the same time fostering a more personalized relationship with its customers. To further reinforce SATCO’s reputation as a trusted and experienced distributor of top-quality products in the transportation industry, the management team of SATCO has pursued and executed agreements with multiple manufacturers of top-line transportation, signalization and lighting products to operate as the exclusive distributor of those products in our respective region. SATCO was able to position itself in this manner due to key relationships that SATCO’s management team has developed throughout its extensive experience within the industry. In addition, SATCO follows up with personalized customer service on each order to ensure that the needs of its customers and vendors is met.

Due to the personal nature of these business relationships between SATCO’s management team and several other businesses in the transportation industry, SATCO believes it is able to competitively negotiate pricing with its vendors and keep costs down. At the same time, SATCO capitalizes on those same relationships with customers who value SATCO’s performance and unmatched customer service at a premium. This helps increase margins and profitability, and allows SATCO to operate at a very competitive level within the industry while constantly positioning itself for future growth.

See also additional information listed under the heading “Description of Properties” located further in this Report, and in our Current Report on Form 8-K filed November 12, 2009, and Form 8-K Amendment No. 1, filed January 22, 2010. See also “Description of Properties” and “Certain Relationships and Related Transactions” for further discussion.

Pending Acquisition of Southwest Signal, Inc.

As of January 15, 2010, the Company entered into an agreement with Kevin and Pamela Fitzgerald (the “Seller(s)”) to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”).

Purchase Costs for the Proposed Acquisition of Southwest Signal, Inc (SWSC)., Pending

The Company has closed into escrow One Million Dollar ($1,000,000.00) deposit to the sellers toward the acquisition of SWSC. The balance of the purchase price of Two Million Three Hundred Thousand Dollars ($2,300,000.00) is due on or before February 25, 2009, and is now on a day to day basis, extended by the SWSC Sellers. The Company has not yet closed the transaction and remains on a form of day to day verbal extension basis until closed or terminated by the SWSC. The Company and the Sellers have verbally agreed to continue in good faith but to notify one another if our intent is to withdraw or the Sellers wish to terminate. We are in the process of reviewing verbal and written financing arrangements, with no assurance as of yet we will be able to obtain satisfactory arrangements for financing our acquisition of SWSC, part or all, or if we do that it will be timely in a manner acceptable to the Sellers. Regarding the deposit made by the Company to the sellers toward the SWSC acquisition: The Company entered into an Agreement on January 15, 2010 for a direct financial obligation or an off balance sheet financing arrangement by the Company, along with the Seller and other parties. The amount of $1,000,000.00 (net of $925,000.00 less origination fee thereon) was paid to SWSC through the issuance and sale to St. George Investments, LLC, an Illinois limited liability company, of a secured promissory note and a convertible promissory note. The terms of the Financing are reflected in i) a Note Purchase Agreement ii) a Secured Promissory Note, iii) a Convertible Promissory Note, iv) a Letter of Credit, v) a Registration Rights Agreement, and vi) a Funding and Letter of Credit Agreement, and all other agreements, instruments and documents executed and delivered thereon by the Company. For further information please see information and exhibits furnished in our Current report on form 8-K, as amended, filed with the SEC on January 22, and February 8, 2010, respectively.

The Business of Southwest Signal, Inc (SWSC)., Pending

Southwest Signal, Inc., was established in 2000 and is engaged in all facets of the United States Intelligent Transportation System / Department of Transportation Industry. The Company also provides services to leading private sector clients such as Wal-Mart, Lowes and Home Depot in addition to large private developers.  Southwest Signal, Inc. also participates in maintenance and general bids for city, county and state funded DOT projects. The corporate headquarters are located in Tampa Florida.

Services include the installation and maintenance of traffic control devices, variable message signs, and associated hardware and software for the control of these devices.  The Company also installs and maintains highway lighting and private sector lighting and security cameras along with the associated hardware and software associated with these installations.. The Audited results for the years ended December 31, 2008 and 2007 reflected Revenues of $14.3MM and $14.2 MM respectively, with EBITDA of $1.2MM for the years ended December 31, 2008 and  December 31, 2007 $1.1MM.

Acquisition of Redquartz  LTD, (RQTZ)

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.

Purchase Costs for the Acquisition of Redquartz LTD (RQTZ)

The Company issued 100,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company. All assets and liabilities, other than the Shareholder Notes Payable, of the company were transferred to the Sellers. The Shareholder Notes Payable acquired in the acquisition issued by Redquartz LTD in the aggregate total 3,252,055 Euros.

The Business of Redquartz LTD (RQTZ)

Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic, Inc. (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010.

Entry and Eventual Stability In The Signalization and Lighting Units, Geared to the Transportation Industry (DOT and ITS) Will Be Dependent Largely On Our Ability To Acquire Significant Financing Amounts

The Company’s entry and eventual stability in the lighting, signalization, and transportation industry segment of operations geared to DOT and ITS business will be dependent largely on our ability to continuously acquire significant financing amounts, and other potential financing providers, to carry out and implement its plans (see “Management Discussion and Analysis”, “Business Risks”, and “Liquidity and Capital Resources” sections).

The Company and its M3, SATCO, and Redquartz units, and other unit(s) pending, are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions, and targeted roll up candidates, in the U.S. and overseas in Europe. However, no assurances can be given by the Company that will be successful in pursuing and closing these other candidates or activities.

Successful negotiations for acquisitions, confidentiality, timing and the Company’s financial capabilities will continue to play a significant role in any success of both its current and future operations for the Company activities, including its subsidiary operations, and or any future planned subsidiary or special purpose entity (SPE) operations which in the future may exist.

 ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We had a net loss on continuing operations in the fiscal year ended December 31, 2009 of $53,408,479 and a net gain on continuing operation in fiscal year ended December 31, 2008 of $1,145,717. As of December 31, 2009, we had a working capital deficit of $3,041,776. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2010 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2010. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2009and continuing on into 2010.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, , or through other outside arrangements Such Officers and Directors include Dennis R. Alexander, Chairman, CEO and CFO, Melvena Alexander, Co-Treasurer, Secretary and Comptroller, David H. Ray, Executive Vice President, Director, and Treasurer, Brandon D. Ray, Executive Vice President of Finance and Director. Other key services were provided by four or more, Executive Officers, Directors, consultants and advisors, and various subcontractors, which managed the business of the Company.  These include one or more of the following named Officers or Directors, namely, Larry W. Trapp, Executive Vice President, and Director, Mike Trapp, Director, and as of May 21, 2009, Michael Kocan, President and Director, Robert Miller, Executive Vice President and Director. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own And Represent Approximately 29.74% Of the Company’s Issued and Outstanding Common Stock And Have Additional Votes and Voting Power

The executive officers and directors of the Company currently beneficially own and represent approximately 29.74% of our outstanding common stock, along with additional votes and voting power through issuance of 5,000 shares of the EGPI Series C Preferred Stock.  As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Obligations And Contingencies

The Company is liable for future restoration and abandonment costs associated with oil and gas properties owned or newly acquired by the Company. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined the date of this report. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

Other

The Company’s corporate parent operations during fiscal year ended 2009 did not retain any employees. Individual consulting firms owned by four key officers/directors along with four or more additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

Oil and Gas Properties, Leases, and Interests

Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, West Central Texas

On December 22, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. entered into an Agreement for the Assignment of Interests in Oil and Gas Leases (“Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases, reserves, and equipment. The leases, equipment, and a turnkey work program relate to three wells located on the leases representing the aggregate total of 240 Acres in Shackelford, Callahan, and Stephens counties, West Central Texas. The program also includes the right but not the obligation to drill four more wells in the future. The acquired leases and the property to which they relate are identified below:

1.            That certain Oil, Gas and Mineral Lease dated September 17, 2007, by and between Eugene Bell, Lessor, and E & D Bell, LLC, Lessee and that certain Oil, Gas and Mineral Lease dated September 17, 2007, by and between Harold Elledge, Lessor, and E & D Bell, LLC, Lessee each covering the following two (2) parcels of land in Callahan County, Texas:

Tract I: Being 40 acres as near as is practicable in the form of a square around the LCS Production of McWhorter #1 well, Callahan County, Texas.

Tract II: Being 40 acres as near as is practicable in the form of a square around the Ratex Energy, Inc. No. 3 Young well, Callahan County, Texas.

2.            Those two certain Oil and Gas Leases dated December 18, 2009, by and between Juanita B. Boyett Trust, Jearl Silas Boyett, Executor, Lessor, and Whitt Oil &. Gas, Inc., Lessee,  to the extent, and to the extent only, that said lease covers all of the Southeast One-fourth (SE/4) of Section 55, B.A.L., A-2746, Stephens and Shackelford Counties, Texas.

The following wells are located on the leases identified, above:

1.            McWhorter No. Well, Texas Lease I.D. 27348, Callahan County, Texas.

2.            Young No. 3 Well, Texas Lease I.D. 26519, Callahan County, Texas.

3.            Boyett Well, Texas, API #42-417-37567, Shackelford County, Texas.

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

The Company attempts to maintain all of its operating wells in good working condition. Whitt Oil and Gas, Inc. (Whitt) a Texas corporation, and licensed operator, is familiar with the oil and gas business in the area. Whitt will operate the Company’s interests in the properties overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the Operating Agreement with the Company include:

Whitt is an independent contractor and operates the subject properties on a contract basis pursuant to the AAPL form operating agreement according to our share of Working Interests (50%) with a $350 per producing well per month overhead fee and $250.00 pumper fee per well (presently for 3 wells) respectively plus electricity and other intangible repair items.  All other charges whether by Whitt, an affiliate of Whitt or third parties will be the responsibility of the working interest owners of the properties. Whitt will furnish the monthly Lease Operation Expense and various activity reports to the Company’s wholly owned subsidiary Energy Producers, Inc. Upon successful commencement of production, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. Conoco is initially designated as the gatherer for the oil.  Whitt is to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), it collects and compiles the Joint Interest Billing (JIB) Statements and prepares certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

Reserves-Whitt Oil and Gas, Inc. Three Well Program; Oil and Gas Properties, Leases, and Interests
Located in Callahan, Stephens, and Shakelford Counties, West Central Texas

The following table sets forth the estimated total proved developed producing, oil reserves, net to the Company’s interest held by its wholly owned subsidiary Energy Producers, Inc. (EPI). The reserve information is based on excerpts of the independent report prepared by Harper & Associates, Inc., and by its President, Mr. Michael Harper, a registered Professional Engineer in Louisiana #13687 and in Texas # 34481. Mr. Harper is a certified earth scientist, SIPES #2881, and has other memberships in professional associations including Society of Petroleum Engineers (#070557).  Petroleum reserves for certain properties of Energy Producers, Inc. were determined and economic forecasts prepared for the working interests of EPI to estimate proved developed producing reserves and future net revenue from the Whitt three well programs to the subject interests. This evaluation was authorized by EGPI Firecreek, Inc. in behalf of EPI. An independent engineering analysis of data was conducted and reserve estimates and economics determined under constant price and operating cost, re new SEC guidelines. The oil and gas revenue is based on the average of the January through December 2009 prices for each lease. Future prices are held constant with the weighted average for oil ($/Bbl) $58.22 and for gas ($/MCF) $5.39. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered. Well operating expenses were based on the knowledge and experience of the Harper and Associates, Inc. staff in oil operations of the subject counties  for expenses and recurring monthly values including G&A. Operating expenses and investments are not escalated. Production and ad valorem taxes are deducted from revenue.

The following table below summarizes net proved reserves and cumulative future cash flows (before U.S. federal income tax) undiscounted and discounted at 10% per year:

RESERVE SUMMARY
PROVED	PDP
Completions	3
Net Oil, Bbls.	25,364
Net Gas, MCF	110,877

Revenue * ($)
Oil	1,379,775
Gas	541,644
Total	1,921,419

Operating Expense ($)	623,364

Investments ($)	137,500

Future Cum Net Income ($)	1,160,577

Future Cum Net Income at DF ($)	748,513

*Revenue is net of severance and ad valorem taxes.

It should be emphasized that with the current economic uncertainties, fluctuation in market conditions could significantly change the economics of the property included in this report. EPI provided operating cost data beginning with their purchase of the property in December 2009. Beginning in January 2010, costs were held constant for the remaining life of the property. State production taxes and average county ad valorem taxes have been deducted at the published rates for Texas as appropriate. Based on information supplied by EPI capital costs were not included in the projection of reserves and economics in this evaluation.

There are numerous uncertainties inherent in estimating quantities of proved reserves. The reserves and reservoir predictions are estimates only. There are numerous uncertainties in the estimation of interpretation parameters, including factors such as product prices, product demand, subsurface heterogeneities, and other variables, that are beyond the control of the authors of the report as well as the owners of the subject properties. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil and gas prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

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

Listing for the Equipment items related to the wells on the leases are as follows:

*Recoverable Equipment Inventory

Young Lease (Callahan County)

2 x 210 BBL oil tanks w/connections
1 x 4 x 20’ oil and gas separator
1- American 80 pump jack w/20 hp electric motor
4,000’ D&T-7000# 2 3/8 tubing
4,000’ ¾ rods
4,000’ 4 ½” casing
1-200 bbl open top F.g. water tank
2500’ 2” poly flow line
Well head, I.H. pump, associated equipment

McWhorter Lease (Callahan County)

1-210 bbl oil tank
1-Oilwell 57 pump jack w/20 hp electric motor
4000’ D&T-7000# 2 3/8” tubing
4000’ 3/4” rods
4000’ 4 ½” casing
Well head, D.H. pump, associated equipment

Boyett Lease (Shackelford County)

1-Oilwell 57 pump jack w/20 hp electric motor
3500’ D&T 7000# 2 3/8” tubing
3500’ ¾” rods
3500’ 4 ½” casing
1-210 bbl oil & water tank
Well head, D. H. pump and associated equipment

*Gober Equipment Company of Elbert Texas visually inspected the equipment on the Boyett, Young and McWhorter leases owned by Whitt Oil and gas, Inc. Based on Mr. Gobers determination of market value at present we determined the following allocations of the $225,000 purchase price paid based on our corresponding 50% working interests held by Energy Producers, Inc., :

Allocation of Purchase Price for Whitt Three Well Program /1

Well leases	$163,500
Well equipment	61,500
$225,000

/1 Subject to accumulated depreciation and depletion (see Footnote 7. Fixed Assets –net) in the notes the consolidated financial statements further listed in this document.

Oil and Gas Properties, Leases, and Interests through December 2, 2008

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

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Callahan, Stephens and Shackelford Counties, Texas, as of December 31, 2009.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Callahan County	80	25.6	-0-	-0-
Stephens and Shackelford Counties	40	12.8	120	38.4

Total	120	38.4	120	38.4

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

Production And Sale Of Oil And Gas

There is no information relating to the Company’s net oil and gas produced from the Company’s properties located in Callahan, Stephens, and Shakelford Counties, West Central Texas after royalties, in Fiscal Year Ended December 31, 2009. Oil and Gas was not yet produced and online and such required tables therefore reflect this.

The following table summarizes certain information relating to the Company’s net Natural oil and natural gas produced and from the Company’s property interests held, after royalties, during the periods indicated.

	Year Ended December 31,
	2009	*2008

Average net daily production of oil (Bbl)	0	30.71
Average net daily production of gas (Mcf)	0	129.05
Average sales price of oil ($ per Bbl)	$0	$103.74
Average sales price of gas ($ per Mcf)	$0	$8.00
Average lifting cost per bbl oil equiv.	$0	$36.96

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

The Chief Executive Officer of the Company provided corporate office space through 2007 and 2008 at no charge. There is no further agreement in place to pay for the premises. At December 31, 2008 through May 31, 2009 the premises continue to be provided free of charge. Please see “Certain Relationships and Related Transactions”.

Exploration and Production

The Company did not participate in the drilling, rehabilitation, or reentry of a well or wells from January through April of 2008. The Company participated in a  three well program on the J.B. Tubb leasehold estate located in Ward County Texas for workover, drilling and development programs, bringing three wells online as a result. In addition The Company through the same time period  also completed a successful rehabilitation program for approximately 12 wells located on the Fant Ranch 2,000 plus acre unit, Knox County Texas.

The Company, in addition to its present plans contemplated for the Whitt Oil and Gas, Inc. three well program including first right to drill four wells, are to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority, or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Properties and Equipment-M3 Lighting, Inc. (M3), a Wholly Owned Subsidiary of the Company

As of June 1, 2009 the Company’s Southwest Parent headquarters and operations for Energy Producers, Inc. are located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. The Secretary, Comptroller, and shareholder of the Company provides approximately 1431 square feet being utilized for the Company charging $1,400 a month on a  contracted basis. Prior to June 1, 2009, the Chief Executive Officer and shareholder of the Company provided corporate office space through 2007 and 2008 at no charge. There was no further agreement in place to pay for the premises. Through May 31, 2009 the premises continued to be provided free of charge. In the event that our facilities in Scottsdale should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates. Please see “Certain Relationships and Related Transactions” for further discussion.

As of May 22, 2009 our headquarters for the Company’s Eastern based operations and M3 are located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, and are presently being provided on a co-sharing basis free of charge by officers and shareholders of the Company. The approximate 1,000 square foot premises continue to be provided free of charge as of January 15, 2010. Prior to the acquisition by the Company, in 2008,  M3 relocated its headquarters to co-locate it with that of a company related by common ownership and management. Under this arrangement, M3 received office space and support in addition to shared management in exchange for management fees paid to the related company. Management fees paid to the related company for these services totaled $20,453 during the year ended December 31, 2008. The Company paid a sales commission of $2,031 to a non-employee stockholder/director during the year ended December 31, 2008. In the event that our facilities in Atlanta should, for any reason, become unavailable, we believe that alternative facilities are available at reasonable rates. Please see “Certain Relationships and Related Transactions” for further discussion.

Acquisition of South Atlantic Traffic Corporation (SATCO)

Effective November 4, 2009, the Company acquired South Atlantic Traffic, Inc. (SATCO). The acquisition was effected via a stock purchase agreement between Satco and the Company. In the course of this acquisition, Satco stockholders exchanged all outstanding common shares for cash consideration, EGPI common shares and sellers’ notes.

Purchase Price Allocation Report and Analysis for Certain Intangible Assets acquired by the Company on the acquisition of SATCO

The Company commissioned DS Enterprises, Inc. to provide Valuation Analysis and Purchase Price Allocation Report, along with an Impairment Analysis summary so that we could determine the fair valuation of the assets owned by South Atlantic Traffic, Inc., now a wholly owned subsidiary of the Company.

The Report, issued on April 14, 2010 was performed by Phil Scott, CFA, DS Enterprises, Inc..

Based on the Report the Analysis of Fair Value of Intangible Assets for SFAS 141 the Purchase Price Allocation has been determined to be $2,825,840 which consists of (i) net current tangible assets and liabilities, (ii) total identified intangible assets, (Trade Name and Customer Relationships) and (iii) Goodwill, now wholly owned by the Company.  The Intangible Assets will be amortized over the appropriate lives of the individual assets.

SATCO Impairment Analysis and Report Summary

The Company commissioned DS Enterprises, Inc. to provide an Impairment Analysis and Report Summary on the SATCO long lived Assets including Intangibles –Goodwill and other, including Property, Plant and Equipment.

The Report Summary, issued on March 2, 2010 was performed by Phil Scott, CFA, DS Enterprises, Inc..

Based on the Report the Report Summary concluded that there were no impairment issues found.

Property and Equipment-South Atlantic Traffic, Inc., (SATCO), a Wholly Owned Subsidiary of the Company

SATCO headquarters are located at 2295 Towne Lake Pkwy. Suite 116 PMB 305Woodstock, GA 30189, with additional satellite offices in offices in Cocoa, FL / Englewood, FL / Woodstock, GA / Charlotte, NC. and Fayetteville N.C. The Company has non-cancelable operating leases, primarily for office space and certain office equipment. The operating leases generally contain renewal options for periods ranging from three months to two years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $65,840 and $59,478 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases  as of December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$68,728
2010	19,504
2011	2,073
2012	488
Thereafter	-
$90,793

Please see also “Certain Relationships and Related Transactions” for further discussion.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company became available for quotation on the over-the-counter, NASDAQ NQB Pink Sheets initially January 20, 2000.  As of March 14, 2003, the Company’s common stock began trading on the over-the-counter market and prices are reported on the OTC Bulletin Board under the symbol “EFIR.”   The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The high and low sales prices for each full quarterly period for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau are set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2010	High	Low
First Quarter	$0.0600	$0.0070

Year Ended December 31, 2009	High	Low

First Quarter	$0.1600	$0.0300
Second Quarter	0.1200	0.0300
Third Quarter	0.1900	0.0500
Fourth Quarter	0.0950	0.0510

Year Ended December 31, 2008	High	Low

First Quarter	$0.0057	$0.0009
Second Quarter	0.0050	0.0006
Third Quarter	0.0025	0.0005
Fourth Quarter (October 1 through October 7, 2008)	0.0070	0.0050
*Fourth Quarter (October 8 through December 31, 2008)	0.2000	0.0500

*Reflects Prices For the Period After a One for Two Hundred (1:200) Reverse Stock Split Effective October 8, 2008.

Year Ended December 31, 2007	High	Low

First Quarter	$0.0870	$0.0061
Second Quarter	0.0760	0.0031
Third Quarter	0.0064	0.0025
Fourth Quarter	0.0031	0.0007

As of March 31,  2010, the Company had issued and outstanding 74,460,069 shares of its common stock held by approximately 1570 holders of record,  no shares of Series A or B preferred stock outstanding, and 5,000 shares of its Series C preferred stock,  issued and outstanding.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	12,500	$	n/a		-0-
2004 Stock Incentive Plan 2	7,000	$	n/a		-0-
2005 Stock Incentive Plan (1)	13,000		$8	*	6,500
2009 Stock Incentive Plan	10,000,000		$0.15		920,000
Total for Plans Filed On Form S-8	10,032,500	$			926,500

Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	10,000	$	n/a		-0-
DLM Asset Management,-Warrant (2)(7)	16,750		$12		16,750
Tirion Group, Inc.-Warrant (2)(7)	16,750		$12		16,750
John R Taylor-Option (4)	10,000	$	n/a		-0-
William E. Merritt-Option (4)	10,000	$	n/a		-0-
George B. Faulder-Option (4)	10,000	$	n/a		-0-
Dr. Mousa Hawamdah-Option (4)	10,000	$	n/a		-0-
James Barker-Option (4)	5,000	$	n/a		-0-
Charles Alliban-Option (4)	10,000	$	n/a		-0-
Dennis R. Alexander-Option (4)	10,000	$	n/a		-0-
Gregg Fryett-Option (4)	10,000	$	n/a		-0-
Peter Fryett-Option (4)	10,000	$	n/a		-0-
Joseph M. Vasquez (10)	500,000		$1		500,000
Barclay Lyons LLC -Warrant (11)	1,000,000		$1		1,000,000
Barclay Lyons LLC -Warrant (12)	1,000,000		$1.25		1,000,000
The Ep Group. -Warrant (11)	1,000,000		$1		1,000,000
The Ep Group. -Warrant (12)	1,000,000		$1.25		1,000,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (11)	1,000,000		$1		1,000,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (12)	1,000,000		$1.25		1,000,000

(ii) Equity compensation plans not approved by security holders		$
M. Herzog-Option (3)	3,000	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	3,000	$	n/a		-0-
M. Alexander-Option (3)	2,500	$	n/a		-0-
D. Kronenberg-Option (3)	2,500	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)
L. Trapp-Option (3)	3,000	$	n/a		-0-
T. Richards-Option (3)	2,500	$	n/a		-0-
Bradley Ray-Option (3)	2,500	$	n/a		-0-
Steven Antebi-Warrant (2)	20,000	$	n/a		-0-
Sapphire Consultants-Warrant (2)(6)	12,500		$4		12,500
Confin International Inv.-Warrant (2)(6)	18,750		$4		18,750
John Brigandi-Warrant (2)	3,125		$4		1,560
Steven Antebi-Warrant (8)	20,000	$	n/a		-0-
Joseph M. Vasquez (9)	2,500	$	n/a		-0-
Joseph M. Vasquez (9)	2,500	$	n/a		-0-
Joseph M. Vasquez (9)	2,500	$	n/a		-0-
Total (1)	6,729,375		$1.19	**	6,566,310

(1a.)   Information listed under column (a), (b) and (c) reflects adjustment for 1:200 post reverse split (one (1) share for two hundred (200)) share basis which was effective at October 8, 2008.

(*)     Information listed for column (b) in the table above represents the exercise or strike price for each option or warrant.

(**)   The final Total listed for column (b) in the table above represents the weighted average exercise price for all  options and warrants listed and noted (2), through (11) in the table only.

(1) Omitted.

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

(4) Represents options issued by the Company as part of the Firecreek Petroleum, Inc. acquisition which vested, becoming available for exercise February 9, 2005. For terms of these options, please see information furnished in a Current Report on Form 8-K/A (Amendment No. 2), filed on September 16, 2004, and incorporated herein by reference. As of February 9, 2009, these options have expired.

(5) The strike price for the Tirion warrant is 80% of the average of the then lowest three closing bids for the previous 30 days from the date the warrants are exercised. For further information regarding terms of the warrant please see our Registration Statement on Form SB-2, as amended, and incorporated herein by reference. As of May 19, 2007 these warrants have expired.

(6) On March 14, 2006 the Company notified the holders of the warrants that they must exercise their warrants for cash or the Warrants will be cancelled without further notice, 30 days following such notice thereof.

(7) Represents an assignment of 3,350,000 shares underlying warrants held by DLM Asset Management, Inc. to Tirion Group, Inc. on February 14, 2006.

(8) Represents warrants issued by the Company in behalf of an extension and amendment of a Corporate Advisory Agreement with Steven Antebi, dated January 30, 2006. For further information regarding the terms of the extension and amendment of a Corporate Advisory Agreement, and corresponding warrant agreement please see a Current Report on Form 8-K/A, filed on February 3, 2006, incorporated herein by reference. As of January 30, 2009, these warrants have expired.

(9) Represents options issued by the Company on behalf of an Advisory Service Agreement with Joseph M. Vasquez dated March 1, 2006. For further information regarding the terms of the option agreements please see an amended Current Report on Form 8-K/A, filed on March 17, 2006, incorporated herein by reference. These options expired on March 1, 2009.

(10) On February 1, 2009, the Company entered into an Advisory Service Agreement with Joseph M. Vazquez. As part of the terms of the Agreement the Company issued to Mr. Vasquez three year warrants to purchase 500,000 shares at $1.00 per share exercise price for the underlying common shares.

(11) Represents shares of our Common Stock issuable upon the exercise of outstanding three-year warrants. The Warrants issued by the Company were a part of additional consideration for the issuance of three short term 6 month $50,000 secured convertible promissory notes to institutional investors on December 22, 2009. The exercise price for shares of common stock underlying the Warrants is set at $1.00 per share. The Warrants immediately vest on the issue date expiring three (3) years thereafter. Summary information the promissory note issuances are incorporated in a Current Report listed under item 8.01 Other Information on Form 8-K, filed on December 29, 2009.

(12) Represents shares of our Common Stock issuable upon the exercise of outstanding three-year warrants. The Warrants issued by the Company were a part of additional consideration for the issuance of three short term 6 month $50,000 secured convertible promissory notes to institutional investors on December 22, 2009. The exercise price for shares of common stock underlying the Warrants is set at $1.25 per share. The Warrants immediately vest on the issue date expiring three (3) years thereafter. Summary information the promissory note issuances are incorporated in a Current Report listed under item 8.01 Other Information on Form 8-K, filed on December 29, 2009.

Omitted and Not Calculated In The Table Above Issued After December 31, 2009

(13) On January 15, 2010, 2,000,000 shares of our Common Stock are issuable according to a Registration Rights Agreement, and further in behalf of a conversion of callable secured promissory notes having the mandatory registration rights held by St. George Investments, LLC.  The Conversion Price of the notes shall be determined by dividing (a) the Conversion Amount by (b) seventy five percent (75%) of the lower of (i) $0.08 per share, or (ii) the average volume-weighted average price (the “VWAP”) for the three business days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth in a Conversion Notice (the lower of the foregoing, the Conversion Price”).

RECENT SALES OF UNREGISTERED SECURITIES

During the last three years, the registrant has issued unregistered securities to the persons, as described below.  None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.  All recipients had adequate access, though their relationships with the registrant, to information about the registrant.

Required information has been furnished in current Report on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

*) (**) On March 3, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person as part of the acquisition of Redquartz LLC.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Patrick Kelly (1) c/o 3400 Peachtree Road S-111 Atlanta, Georgia 30326	3/3/10	100,000	Acquisition Costs Redquartz LLC.	$2,500

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $2,500 of the financing proceeds in the immediately preceding table was used primarily for part of the costs related to the acquisition of Redquartz LLC ..

(1)	Mr. Patrick Kelly is a shareholder, and is not an affiliate, director, or an officer of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*) (**) On March 1, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for extension of financial obligations rendered to the Company.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Thomas J. Richards (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	3/1/10	300,000	For extension of financial obligation due dates rendered to the Company	$8,100

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $8,100 of the financing proceeds in the immediately preceding table was used primarily for extension of financial terms and other consideration ..

(1)	Mr. Thomas J. Richards is a shareholder, and is not an affiliate, director, or an officer of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

*) (**) On February 23, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for advisory services rendered to the Company.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
James Skalko (1) 3457 Rockcliff Place Longwood, Fl. 32779	2/23/10	400,000	Advisory Services	$10,000

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $10,000 of the financing proceeds in the immediately preceding table was used primarily for advisory services rendered to the Company.

(1)	Mr. James Skalko is a shareholder, and is not an affiliate, director, or an officer of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*) (**) On February 5, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity for financial advisory services retainer.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Jessup and Lamont Securities Corporation (1)	2/5/10	500,000	Financial Advisory Services	$17,000
650 Fifth Avenue, 3rd floor			Retainer
New York, NY 10019

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $17,000 of the financing proceeds in the immediately preceding table was used primarily for retainer related to financial advisory services.

(1)	Jesup Lamont Securities Corporation is a shareholder, and is not an affiliate, director, or an officer of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*) (**) On February 3, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity for document and preparation fees. This issuance has recently been terminated and withdrawn on February 24, 2010.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Kodiak Capital Group, LLC, (1)	2/3/10	1,800,000	Document and Preparation	$61,200
One Columbus Place, 25th Floor			Fees
New York, NY 10019

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $61,200 of the financing proceeds in the immediately preceding table was used primarily for document and preparation fees.

(1)	Kodiak Capital Group, LLC is a shareholder, and is not an affiliate, director, or an officer of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

On January 15, 2010, the Company entered into an Agreement for a direct financial obligation providing the deposit necessary towards the Company’s acquisition of Southwest Signal, Inc. (SWSC). An amount of $1,000,000.00 (net of $925,000.00 less origination fee thereon) was paid to SWSC through the issuance and sale to St. George Investments, LLC, an Illinois limited liability company, of a secured promissory note and a convertible promissory note (the “Financing”). The terms of the Financing are reflected in i) a Note Purchase Agreement ii) a Secured Promissory Note, iii) a Convertible Promissory Note, iv) a Letter of Credit, v) a Registration Rights Agreement, and vi) a Funding and Letter of Credit Agreement, and all other agreements, instruments and documents being or to be executed and delivered thereon. Approximately 2,000,000 shares of the Company’s Common Stock are issuable according to the Registration Rights Agreement, and further in behalf of a conversion of the form of (callable) secured convertible promissory notes in the amount of $86,000, subject to terms, including terms of default, and further adjustments thereon, and having such mandatory registration rights held by St. George Investments, LLC.  The Conversion Price of the notes shall be determined by dividing (a) the Conversion Amount by (b) seventy five percent (75%) of the lower of (i) $0.08 per share, or (ii) the average volume-weighted average price (the “VWAP”) for the three business days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth in a Conversion Notice (the lower of the foregoing, the Conversion Price”).  For further information please see information and exhibits furnished in our Current report on form 8-K, as amended, filed with the SEC on January 22, and February 8, 2010, respectively.

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

As of the date of this report we have not completed our acquisition of SWSC and there can be no assurance that we will be successful in our acquisition of SWSC.

I.  (*)(**) On January 12, 2010, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for and behalf of consideration as follows:

			Type of	Fair Market Value of
Name and Address (***)	Date	Share Amount	Consideration	Consideration
Thomas J. Davis (1)	12/14/2009	595,238	Working Capital	$25,000.00
99 Hawley Street Suite 216			SATCO Subsidiary
Binghamton, Ny 13901

Judd A. Heredos (1)	1/4/2010	416,800	Working Capital	$12,504.00
1060 Beckingham Drive			SATCO Subsidiary
St. Augustine, FL 32092

Mehrdad Tabrizi (1)	12/30/2009	238,095	Working Capital	$10,000.00
4500 Columns Drive			SATCO Subsidiary
Marietta, GA 30067

Herbert Jackenthal (1)	12/14/2009	33,334	Working Capital	$1,000.00
37 St. James Drive			SATCO Subsidiary
Palm Beach Gardens, FL 33418

Geoffrey Peirce Sullivan (1)	12/30/2009	50,000	Working Capital	$1,500.00
33 St. James Drive			SATCO Subsidiary
Palm Beach Gardens, FL 33418

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $50,004 worth of common stock in the immediately preceding table was used primarily in consideration of working capital requirements for the Company’s wholly owned subsidiary South Atlantic Traffic Corporation (SATCO).

(1) The above named individuals are not affiliates, directors, or officers of the Registrant.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II. (*) (**) On January 12, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for extension of financial obligations rendered and legal and advisory services rendered to the Company, respectively.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Thomas J. Richards (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	12/1/09	300,000	For extension of financial obligation due dates rendered to the Company	$25,500

Michael Brenner (2) C/O Michael Brenner, Attorney At Law 314 Clematis Street Suite 200 West Palm Beach, Florida 33401	1/12/10	600,000	Legal & Advisory Services rendered to the Company	$33,000

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $58,500 of the financing proceeds in the immediately preceding table was used primarily for extension of financial terms and other consideration , and legal and advisory services rendered to the Company, respectively.

(1)	Mr. Thomas J. Richards is a shareholder, and is not an affiliate, director, or an officer of the Company.

(2)	Mr. Michael Brenner is a shareholder, and is not an affiliate, director, or an officer of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

On December 22, 2009, the Company issued and sold an aggregate of $150,000 principal amount 6 month convertible promissory notes subject to provisions and adjustments, and cash and or cashless warrants to purchase an aggregate of 6,000,000 shares of its underlying common stock to three Lenders. The Notes and accrued but unpaid interest (appx 20% pre default adj) thereon are convertible at the option of the Lenders into shares of the Company’s common stock. The three Lenders / Investors each purchased a $50,000 Note together in the aggregate $150,000, the total amount. The Notes may not be prepaid in whole or in part, at any time, without the prior written consent of the Lenders.  If the Company doesn’t otherwise pay One Hundred Ten percent (110%) of the value of the Notes when due at the end of six month, the Lenders shall have the right as follows: To demand from the Company One Hundred Ten percent (110%) of the value of the Notes unless otherwise converted pursuant to a default and the Lenders each have rights including, i) to accelerate the maturity of the Notes and demand immediate payment in full, ii) exercise all legally available rights and privileges including the provision that without any further action on the part of Lender, interest will thereafter accrue at the rate equal to the lesser of 36% per annum or the highest rate permitted by applicable law, per annum (the “Default Rate”), until all outstanding principal, interest and fees are repaid in full by Borrower, iii) to convert the outstanding principal and interest of each of the Notes into fully-paid and nonassessable shares of Borrower’s Common Stock at a 50% discount to average “Fair Market Value” (the “Conversion Rate”) at the time of Conversion.  ”Fair Market Value” on a date shall be the average of the daily closing prices for the five (5) consecutive trading days before such date excluding any trades which are not bona fide arm’s length transactions. The closing price for each day shall be (a) if such security is listed or admitted for trading on any national securities exchange, the last sale price of such security, regular way, or the mean of the closing bid and asked prices thereof if no such sale occurred, in each case as officially reported on the principal securities exchange on which such security are listed, or (b) if quoted on NASDAQ or any similar system, and other methods determined in accordance with the terms and provisions of the Notes between the Company and Lenders.
Regarding the cash and or cashless Warrants: Each of the three Lenders received cash and or cashless Warrants to purchase 1,000,000 shares of the Company’s common stock at $1.00 per share exercise price for the underlying common shares, and each of the three Lenders each also received Warrants to purchase 1,000,000 shares of the Company’s common stock at $1.25 per share exercise price relative to the underlying common shares. Terms for all of the Warrants include immediate vesting on the issue date and expire three (3) years thereafter. The Warrants may be exercised by payment of cash or by shares of the Company’s common stock, or any combination of both. The shares are only convertible after maturity or a default at June 22, 2010.

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

I.  (*)(**) On December 18, 2009, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for and behalf of consideration for the Acquisition of Sierra Pipeline, LLC membership interests.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Don Tyner and Nancy Tyner, JTWROS (***)(****)/(1) 9807 Highridge Drive Las Vegas, Nevada 89134	12/18/09 to be effective 1/4/2010	2,000,000	In consideration of Acquisition of Sierra Pipeline, LLC Membership Interests	$160,000

Steven Antebi (***)(****)/(2) 10550 Fontenelle Way, Los Angeles, California, 90077	12/18/09	500,000	In consideration of Acquisition of Sierra Pipeline, LLC Membership Interests	$40,000

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $200,000 worth of common stock in the immediately preceding table was used primarily in consideration of Acquisition of Sierra Pipeline, LLC Membership Interests.

(1)	Don Tyner and Nancy Tyner, JTWROS, are not currently affiliates, directors, or officers of the Registrant.

(2)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant..

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(****) The shares are to be included for registration in a registration statement on a best efforts basis by the Registrant in accordance with the terms of agreement.

II.  (*)(**) On December 18, 2009, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	12/18/06	3,400,000	Consultant/Advisory	$272,000

THE ANTEBI 1995 CHILDRENS INSURANCE & OTHER TRUST, PHIL LONDON TTE (***)(****)/(2) 10550 Fontenelle Way, Los Angeles, California, 90077	12/18/09	600,000	Consultant/Advisory (Steven Antebi)	$48,000

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $320,000 worth of common stock in the immediately preceding table was used primarily in consideration of services rendered to the Company.

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

(2)
THE ANTEBI 1995 CHILDRENS INSURANCE & OTHER TRUST, PHIL LONDON TTE, are per directive of Steven Antebi, which provides Business Consulting and advisory services, and is not currently a director or officer of the Registrant.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(****) The shares are to be included for registration in a registration statement on a best efforts basis by the Registrant in accordance with the terms of agreement.

(*) (**) On December 18, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons in behalf of loans made to the Company’s wholly owned subsidiary Southwest Atlantic Traffic, Inc. (SATCO).

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Kelly Davis (1)	12/18/2009	100,000	Grant of Shares in behalf	$9,000
1389 Village Park Drive NE			Of Loans Made to SATCO
Atlanta, GA 30319

Michael Kocan (2)	12/18/2009	100,000	Grant of Shares in behalf	$9,000
1200 Northcliff Trace			Of Loans Made to SATCO
Roswell, GA 30076

Robert S. Miller Jr. (3)	12/18/2009	100,000	Grant of Shares in behalf	$9,000
718 Peachtree Hills Circle			Of Loans Made to SATCO
Atlanta, GA 30305

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $27,000 of the financing proceeds in the immediately preceding table was used primarily for a grant of shares in behalf of loans made to the Company’s wholly owned subsidiary South Atlantic Traffic, Inc. (SATCO).

(1)	Kelly Davis. is a shareholder, and not an officer or director or an affiliate of the Company.

(2)	Michael Kocan is a shareholder, and is an Officer and Director of the Company.

(3)	Robert S. Miller Jr. is a shareholder, and is an Officer and Director of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

I  (*) (**) On November 13, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person or entity for document and preparation fees.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Ryan Hodson, (1)	11/13/09	600,000	Document and Preparation Fees	$40,800
One Columbus Place, 25th Floor
New York, NY 10019

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $40,800 of the financing proceeds in the immediately preceding table was used primarily for document and preparation fees.

(1)	Ryan Hodson (nominee of Kodiak Capital Group, LLC) is a shareholder, and is not an affiliate, director, or an officer of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II  (*) (**) On November 13, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person or entity for document and preparation fees.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Vincent & Rees, L..C. (1)	11/13/2009	140,000	Legal and Advisory Services	$9,520
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Callie Tempest Jones (2)	11/13/2009	20,000	Legal and Advisory Services	$1,360
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Chase Chandler (3)	11/13/2009	20,000	Legal and Advisory Services	$1,360
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Lisa Demmons (4)	11/13/2009	20,000	Legal and Advisory Services	$1,360
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Michael Kocan (5)	11/13/2009	297,357	Exch for Cancellation of	$20,220
1200 Northcliff Trace			Debt Owed
Roswell, GA 30076

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $33,820  of the financing proceeds in the immediately preceding table was used primarily for legal and advisory services, and exchange for cancellation of debt owed, respectively.

(1)	Vincent & Rees L.P. is a shareholder, and provides legal and advisory services to the Company. Vincent and Rees L.P. is not an affiliate of the Company.

(2)
Callie Tempest Jones is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Jones is a shareholder, and is not an affiliate, officer, or director of the Company.

(3)	Chase Chandler is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mr. Chandler is a shareholder and is not an affiliate, officer, or director of the Company.

(4)	Lisa Demmons is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Demmons is a shareholder, and is not an affiliate, officer, or director of the Company.

(5)	Michael Kocan is a shareholder, and an Officer and Director of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among itself, Bob Joyner, a Florida resident (“Joyner”), Stewart Hall, a North Carolina resident (“Hall”), Hunter Intelligent Traffic Systems, LLC, a Georgia limited liability company located at 1021 Golf Estates Drive, Woodstock Georgia 30189 (“Hunter”) and together with Joyner and Hall, hereinafter sometimes referred to individually as a “Seller” and collectively as, (the “Sellers”), and South Atlantic Traffic Corporation, a Florida corporation located at 2295 Towne Lake Pkwy., Suite 116 PMB 305, Woodstock, Georgia, 30189 ( “SATCO”), (the Sellers, the Purchaser, the Corporation collectively referred to as the “Parties”), and whereas the Registrant shall acquire all of the outstanding stock and interests held in SATCO from the Sellers.

As a result of the Merger, and further, subject to adjustment as described in Item 1.01 of our Current Report on Form 8-K filed with the SEC on November 12, 2009, the SATCO Stockholders received, in exchange for all of their SATCO Common Stock, the aggregate total of 2,908,000 shares of the EGPI Common Stock subject to adjustment and therein the Agreement and further as listed in the above stated Current Report on Form 8-K.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  All of the SATCO Stockholders hold their securities for investment purposes without a view to distribution and had access to information concerning EGPI and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of the shares of EGPI Common Stock.  Our securities were issued only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

(*) (**) On October 1, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for Investor and Public Relations Services for the Company.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Wakabayashi Fund, L.L.C. (1)	10/1/09	1,500,000	Investor / Public Relations	$127,500
4-13-20 Mita Minato-Ku			services
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

(*) (**) On September 17, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for extension of financial obligations rendered (see Items 1.01 and 2.03 above.)

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Thomas J. Richards (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	9/17/09	300,000	For extension of financial obligation due dates rendered to the Company	$42,000

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $42,000 of the financing proceeds in the immediately preceding table was used primarily for extension of financial terms and other consideration rendered to the Company.

(1)	Mr. Thomas J. Richards is a shareholder, and is not an affiliate, director, or an officer of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*) (**) On July 29, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for advisory services rendered.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
CST Group, Inc. (1) c/o Trump Palace 18101 Collins Avenue Unit #4401 Sunny Isles Beach, Florida 33160	7/29/09	238,680	For services rendered to the Company or M3 Lighting, Inc.	$16,708

Joseph Gourlay (2) 20000 E. Country Club Drive Miami, Florida Apt. #410	7/29/09	238,681	For services rendered to the Company or M3 Lighting, Inc.	$16,708

(*) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $33,416 of the financing proceeds in the immediately preceding table was used primarily in consideration of services rendered to the Company and/or M3 Lighting, Inc. (“M3”).

(1)	Per directive of Mr. Stuart Siller to CST Group, Inc., a shareholder/advisor of the Company.

(2)	Mr. Joseph Gourlay, is a shareholder/advisor of the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

On May 21, 2009, the Company, Asian Ventures Corp., a Nevada corporation (its wholly owned “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company (the “Merger”).  As a result of the Merger, the stockholders of M3 (the “M3 Stockholders”) and Strategic Partners received 14,210,809 shares of the common stock of the registrant, no par value per share (the “EGPI Common Stock”) in exchange for all of their listed in our Current Report on Form 8-K, as amended, filed with the SEC on May 27, 2009.

Following the Effective Date, the Company had approximately 23,868,015 shares of the EGPI Common Stock issued and outstanding, owned as follows: (a) 9,547,206 shares owned by the EGPI Stockholders; (b) 11,934,007 shares owned by the M3 Stockholders, subject to adjustment as described in our Current Report on Form 8-K, as amended, filed with the SEC on May 27, 2009, and its sub paragraph five of Para.13. listed under Item 2.01 Completion of Acquisition or Disposition of Assets, therein and elsewhere in that Report; and (c) 2,386,802 shares owned by Strategic Partners as described also therein the above stated Report.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  All of the M3 Stockholders and Strategic Partners took their securities for investment purposes without a view to distribution and had access to information concerning EGPI and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of the shares of EGPI Common Stock and the EGPI Series C Preferred Stock.  Our securities were issued only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

I.  (*) (**) On February 8, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for services rendered.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Jeffrey M. Proper c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	250,000	For services rendered to the Company or FPI	$15,000

Thomas J. Richards c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	390,000	For services rendered to the Company or FPI	$23,400

Larry W. Trapp c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	300,000	For services rendered to the Company or FPI	$18,000

Melvena Alexander c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	180,000	For services rendered to the Company or FPI	$10,800

Joanne M. Sylvanus c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	275,000	For services rendered to the Company or FPI	$16,500

Clifton Onolfo c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/8/09	150,000	For services rendered to the Company or FPI	$9,000

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

II. (*) (**) On February 5, 2009, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for services rendered.

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Joseph M. Vazquez III 5324 Pine Tree Drive Miami Beach, FL. 33140	2/5/09	340,000	For services rendered	$20,400

David M. Rees 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	300,000	For services rendered	$18,000

Callie Tempest Jones 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	25,000	For services rendered	$1,500

Chase Chandler 175 E. 400 South, Suite 2000 Salt Lake City, Utah 84111	2/5/09	15,000	For services rendered	$900

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

On February 1, 2009, the Company entered into an Advisory Service Agreement with Joseph M. Vazquez pertaining to advising corporate management, strategic planning, corporate development and forecasting, marketing, structuring investor relations programs, contract negotiations and performing general administrative duties. The term of the Agreement is for twelve (12) months (“Initial Term”) which shall automatically be renewed for an additional twelve (12) month period, unless terminated upon prior notice within thirty (30) days before the end of initial term. Pursuant to the Agreement, the Company shall pay $7,500 to Mr. Vazquez for initial set up and travel costs and first months retainer rendered in connection with engagement, and 340,000 restricted shares of common stock. Thereafter, the Company shall pay $5,000 per month during the remaining months of the Initial Term of the Agreement. Further, the Company shall also issue to Mr. Vasquez three year warrants to purchase 500,000 shares at $1.00 per share. Per the terms of the Agreement, Beneficial ownership is not to exceed 4.99%.

A copy of the Advisory Services Agreement is attached as Exhibit 10.33 to a Report on Form 10-K, as amended, filed with the SEC on April 14, 2009. The Advisory Services Agreement was modified to start effective July 1, 2009, and the prior months were forgiven.

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

In early 2009, based on the economic downturn, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on a transition from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies. In addition, the acquisition targets being reviewed by the Company also had a presence in the telecommunications and general construction industries. The acquisition strategy focuses on vertically integrating manufacturing entities, distributors and construction groups. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary with key additional management team to begin this process, and as a result on November 4, 2009, the Company acquired all of the capital stock of South Atlantic Traffic Corporation, a Florida corporation, which distributes a variety of products geared primarily towards the transportation industry where it derives its revenues.

Through 2009 we continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries. In late 2009 and in 2010, the Company began pursuing a reentry to the oil and gas industry and again as part of our strategic plans. The Company is currently a party to a pending agreement to acquire an entity that owns approximately 2,100 miles of a pipeline system initially used as a crude oil transportation system by Koch Industries and, on December 31, 2009, the Company, through its wholly-owned subsidiary, Energy Producers, Inc., effectively acquired a 50% working interest and corresponding 32% revenue interest in certain oil and gas leases, reserves and equipment located in West Central Texas.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by development of its new line of operations for M3, and SATCO, or acquisitions by the Company that are vertically related to M3, and SATCO, such as Redquartz, and the pending SWSC and (ii) building new infrastructure for its oil and gas operations in 2009. The Company throughout its first quarter of operations for 2010 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

The Company’s goal is to rebuild our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

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

In accordance with the Company’s plans and strategy we are currently developing two lines of business, one line of business for our historical oil and gas operations now reorganized into the Company’s wholly owned subsidiary unit, Energy Producers, Inc. F/K/A Malibu Holding, Inc., this replacing Firecreek Petroleum, Inc., and one for M3 Lighting, Inc., F/K/A Asian Ventures, Corp. which is involved in distribution of commercial and decorative lighting to the trade, and to direct retailers.  M3 specializes in the areas of lighting industry sales, design, product development, and sourcing, contracting and capital markets.   M3 has a presence in the U.S. and Asia. With a sales representative in China and offices in the U.S., the M3 team through this footprint, as required, can effectively monitor price competition, expediting product shipments and grow the business through sales.  M3 can import both finished goods and sub-assemblies for domestic final assembly. Through its experience, knowledge and contacts in the lighting and DOT industry, M3 created a business plan to create a vertical rollup and stream of acquisitions targeted strategically for the Company that included manufactures, distributors and contractors. This change in strategy allowed the management and key decision makers at M3 more time to focus on potential acquisitions who they had done business with for numerous years. Focusing on the Obama Infrastructure Stimulus funding that is being released for roadwork throughout the country; M3 is pursing companies that are involved in the lighting, traffic signs/signals and ITS components of the industry.  M3 is also actively pursuing federal contracts to provide lighting and contracting through our partnership with CST Federal who are a disabled veteran’s agency that bids government contracts.  Future acquisitions in the DOT construction industry are expected to provide a labor force for the maintenance and remediation services the Company plans on providing.

Completion of South Atlantic Traffic, Inc. (SATCO) Acquisition

 Effective as of November 4, 2009, the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for cash consideration, the Company’s common shares and sellers’ notes. SATCO has been in business since 2001 and has several offices throughout the Southeast United States. Please see further discussion and information listed in “The Business” and “Description of Properties” sections and elsewhere in this document.

Pending Acquisition of Sierra Pipeline, LLC

As of December 18, 2009, the Company entered into a pending agreement (the “Sierra Agreement”) to acquire all of the issued and outstanding membership interests of Sierra Pipeline, LLC, a Nevada limited liability Company (“Sierra”). For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009 and as further listed in this Report in the section on “The Business” section of this document.

Completion of Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, Three Well Program

Effective December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas. Please see further discussion and information listed in “The Business” and “Description of Properties” sections of this report.

Pending Acquisition of Southwest Signal, Inc.

As of January 15, 2010, the Company entered into an agreement with Kevin and Pamela Fitzgerald (the “Seller(s)”) to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”). Please see further discussion and information listed in “The Business” section of this document.

Completion of Redquartz LTD Acquisition

On March 3, 2010, the Company acquired Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic, Inc. (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and in the section on “The Business”, listed in this document.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, and including any new or pending acquisitions discussed herein, and those business activities and developments related to our newest M3 and SATCO strategy and operations, and new acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS – December 31, 2009 Compared to December 31, 2008

Total revenue for the commencement of sales attributable to lighting and signalization business in fiscal year 2009 was $1,208,459 compared to $0 in total revenue for the year 2008 for oil and gas operations which have been treated as a discontinued component. The Company treated the following oil and gas leases, properties and interests, and equipment as a discontinued component of operations in 2008: i) the undivided 50% Working Interests held in the Ten Mile Draw Prospect area natural gas wells located in Sweetwater County, Wyoming, ii), the 100% oil and gas Working Interests held in the leases, reserves, and equipment in the Fant Ranch Unit located in Knox County, Benjamin Texas, and iii) the 75% oil and gas Working Interests held in the leases, reserves, and equipment located in the J.B. Tubb leasehold estate located in the AMOCO CRAWAR Field, Ward County, Texas.

General administrative expenses were $3,377,586 in 2009 compared to $558,579 in 2008.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-09	31-Dec-08

Advertising & promotion	$185,639	$1,639
Administration	144,780	41,627
Consulting	1,139,464	56,399
Impairment expense	0	47,565
Investor incentives/commissions	183,483	42,376
Professional fees	609,089	300,952
Salaries	171,020	63,000
Travel costs	28,978	5,021
Bad debt expense	915,133
Total	$3,377,586	$558,579

Advertising and Promotion costs of $185,639 were used for investor relations and market awareness.

Administration Costs of $144,780 was used for office and general operating expenses of which $26,362 was used for the costs related to the reverse stock split.

Consulting Fees of $1,139,464 were incurred for consulting and advisory fees for business management activities.

Bad debt write-offs of $915,133 were incurred.

Investor Incentives/commissions of $183,483 include costs related to obtaining financing and credit lines.

Professional Fees of $609,089,were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Salaries and Benefits of $171,020 were used to pay employees in 2009.

Travel costs used $28,978 for business trips.

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $3,357,529 in 2009 as compared to a loss from continuing operations of $1,145,717 in fiscal 2008.

Interest expense for fiscal year 2009 was $19,793 compared to $24,328 in fiscal year 2008.

 The Company incurred a net loss of $3,408,479 in fiscal year 2009 compared to net income of $2,697,439, in fiscal year 2008.

Fully diluted income (loss) per share was ($0.16) loss per share in fiscal year 2009 compared to income of $0.44 per share in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2009 was $17,625 compared to $2,230 at the beginning of the year. The Company had working capital deficit of $3,041,776 at December 31, 2009 compared to a working capital deficit of $594,702 at December 31, 2008.

Cash used by operating activities was $23,308 for the year ended December 31, 2009, compared with $282,504 used for the year ended December 31, 2008.

 The Company received no new loans in fiscal year 2008 compared to  $1,210,427 in fiscal year 2009 by issuing  promissory notes ..
Cash borrowing on the notes were 933,133 during 2009.

The Company paid $325,000 to Dutchess during 2008 to pay down the Equity Line Loan.

Total assets increased to $3,959,666 at December 31, 2009 compared to $2,230 at the beginning of the year mainly as a result of acquisition of wholly owned subsidiaries..

Shareholders’ equity increased to $47,243 at December 31, 2009 from a deficit of $901,798 at December 31, 2008. During fiscal year 2009, the Company issued 16,942,360 shares to consultants valued at $1,563,986 for services rendered. In addition, the Company issued 7,863,287 shares to pay  debt of $229,500 ,issued 17,228,808 shares as part of the acquisition cost of  South Atlantic Traffic Corporation and M3.

Finally, we recorded a net loss during 2009 of $3,408,479 compared with a net income during 2008 of $2,697,439.

The Company must generally undertake certain ongoing expenditures in connection re building, expanding and developing its oil and gas business and related acquisition activity, its newest signalization and lighting businesses geared to the transportation industry and its business and related acquisition activities, and for various past and present legal, accounting, consulting, and technical review, and to perform due diligence for the acquisition and development programs for both lines of business; furthering research for new and ongoing business prospects, and in pursuing capital financing for its existing available rights and proposed operations.

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

There were no funds obtained from financing activities in 2008. Cash provided for operations was provided primarily from its oil and gas operations through December 2, 2008. In 2009, Management obtained $933,133 by issuing Promissory Notes.  Proceeds were used for acquisitions and working capital. Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, acquisition and development, and its proposed signalization and lighting business operations and activities, acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2010.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2010.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.

CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F2-F3

Consolidated Balance Sheets	F-4

Consolidated Statement of Operations	F-5

Consolidated Statement of Cash Flows	F6-F7

Consolidated Statement of Changes in Shareholders Deficit	F-8

Notes to the Consolidated Financial Statements	F-9 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.   These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2009, and the results of its operations, cash flows, and changes in shareholders’ equity for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2010

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flow for the year ended December 31, 2008. These financial statements and the financial statement schedule are the responsibility of company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) at December 31, 2008, and the results of its operations, cash flows, and changes in shareholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Donahue Associates, LLC.
Monmouth Beach, New Jersey
March 23, 2010

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and December 31, 2008

	31-Dec-09	31-Dec-08
ASSETS

Current assets:
Cash	$17,625	$2,230
Accounts receivable	739,166	0
Inventory	66,290	0
Prepaid expenses	47,566	0
Total current assets	$870,647	$2,230

Other assets:
Intangible Assets –net of amortization	2,814,700	0
Fixed assets- net	274,319	0

Total assets	$3,959,666	$2,230

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$2,729,515	$549,367
Notes payable	941,990	47,565
Advances & notes payable to shareholders	240,918	307,096
Total current liabilities	$3,912,423	$904,028

Total liabilities	$3,912,423	$904,028

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$0	$0
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend. 5 million shares outstanding	0	0
Common stock- $0.001 par value, authorized 1,300,000,000 shares, issued and outstanding, 6,921,288 at December 31, 2008 and 51,455,743at December 31, 2009	$1,429,499	$1,384,257
Additional paid in capital	25,283,090	20,970,812
Accumulated deficit	(26,665,346)	(23,256,867)
Total shareholders' deficit	47,243	(901,798)

Total Liabilities & Shareholders' Deficit	$3,959,666	$2,230

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and December 31, 2008

	31-Dec-09	31-Dec-08

Revenues
Gross revenues from sales	$ 1,208,459	0
Cost of Sales	1,111,473	0
Net revenues from sales	96,986	0

General and administrative expenses:
General administration	$3,377,586	$558,579
Total general & administrative expenses	3,377,586	558,579

Net loss from operations	$(3,280,600)	$(558,579)

Other revenues and expenses:
Gain (loss) on asset disposal	(108,465)	(567,000)
Forgiven Debt	379	4,190
Interest expense	(19,793)	(24,328)
Net income (loss) before provision for income taxes	$(3,408,479)	$(1,145,717)

Provision for income taxes	0	0

Loss from continuing operations	(3,408,479)	$(1,145,717)

Discontinued operations:
Loss from operations of discontinued component (net of tax)	0	(1,960,323)
Gain on disposal of discontinued component (net of tax)	0	5,803,479

Net income (loss)	$(3,408,479)	$2,697,439

Basic net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.16)	$(0.20)
Basic income (loss) per share- discontinued component	$0.00	$0.64
Basic income (loss) per share	$(0.16)	$0.44

Fully diluted income (loss) per share- continuing operations	$(0.16)	$(0.20)
Fully diluted income (loss) per share- discontinued component	$0.00	$0.64
Fully diluted income (loss) per share	$(0.16)	$0.44

Weighted average of common shares outstanding:
Basic	21,725,718	2,158,841
Fully diluted	21,725,718	2,158,841

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and December 31, 2008

		31-Dec-09		31-Dec-08
Operating Activities:
Net income (loss)			$(3,408,479)	$2,697,439
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment expense			225,000	47,565
Capital stock issued for services			1,563,986
Interest expense				24,328
Loss on settlement of debt			336,271	0
Gain (loss) on asset disposal			4,150	567,000
Depreciation and amortization			5,039
Bad debt expense			683,176
Warrants issued for services			54,037
Depreciation & depletion expense	Discontinued component			150,498
Interest expense	Discontinued component			2,503,277
Amortization of deferred charges	Discontinued component			36,376
Gain (loss) on asset disposal	Discontinued component			(5,690,284)
Gain on derivative liability	Discontinued component			(428,582)
Changes in other operating assets and liabilities:
Accounts receivable	Discontinued component			76,348
Accounts receivable			(15,288)
Inventory			(49,974)
Accounts payable and accrued expenses			598,610	(266,469)
Prepaid expenses			(17,370)
Other assets			(2,466)
Net cash used by operations			(23,308)	(282,504)

Investing activities:
Cash paid for SATCO acquisition			(600,000)
Cash paid for oil & gas properties			(225,000)
Cash acquired in M3 and Satco acquisitions			54,148
Purchase of lease & equipment	Discontinued component			(1,400,000)
Net cash used for investing activities			(770,852)	(1,400,000)

Financing Activities:
Credit equity line paid	Discontinued component	$		$(325,000)
Note payments			(174,528)
Contributed capital			50,950
Notes issued for cash			933,133	0
Net cash provided (used) by financing activities			809,555	(325,000)

Net increase (decrease) in cash during the period			$15,395	$(2,007,504)

Cash balance at January 1st			2,230	2,009,734

Cash balance at December 31st			$17,625	$2,230
See the notes to the consolidated financial statements.
Supplemental disclosures of cash flow information:
Interest paid during the year- discontinued component			$0	$82,624
Income taxes paid during the year			$0	$0

Non-cash activities:

Common stock issued for:
Debt conversion			277,294	-
SATCO acquisition			1,163,220	-
M3 acquisition			94,194	-
Exchange of PP&E for loan payable			42,499	-
Net asset value of subsidiary spin-off			592,567	-

 See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the period from December 31, 2008 to December 31, 2009

							Other
	Preferred	Preferred	Common	Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Total
Balance at December 31, 2007	20,000,000	$200,000	5,921,288	$1,184,257	$20,970,812	$(25,954,306)	$(184,800)	$(3,784,037)

Loss on investment (Star Energy)							184,000	184,000
Convert preferred stock	(20,000,00)	(200,000)	1,000,000	200,000				0
Issuance of preferred stock	20,000,000	200,000						200,000
Balance at December 31,2008	0	$0	6,921,288	$1,384,257	$20,970,812	$(23,256,867)	0	(901,798)
Issue warrants for services					54,037			54,037
Issue shares for services			16,942,360	16,942	1,547,044			1,563,986
Issue shards for debt			7,863,287	7,863	605,703			613,566

Issued stock to acquire subsidiaries			17,228,808	17,229	1,240,185			1,257,414

Contributed capital					50,950			50,950

Sierra Pipeline issuance			2,500,000	2,500	222,500			225,000
Subsidiary spin-off					592,567			592,567
Stock split adjustment				708	(708)
Net income for the fiscal year						(3,408,479)		(3,408,479)

Balance at December 31, 2009	0	$0	51,455,743	$1,429,499	$25,283,090	$(26,6,65,346)	$0	$47,243

Please see the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and December 31, 2008

1. Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

Prior to December 2008, the Company held interests in various gas & oil wells located in the Wyoming and Texas area. In December 2008, the Company’s major creditor, Dutchess Private Equities Ltd. (Dutchess), foreclosed on the assets of the Company.  As a result, all of the Company’s oil and gas properties were transferred to Dutchess in satisfaction of debt owed. See financial statement Note 9 for further discussion.

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

In November 2009 the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). SATCO has been in business since 2001 and has several offices throughout the Southeast United States. SATCO carries a variety of products and inventory geared primarily towards the transportation industry.  SATCO offers transportation products ranging from loop sealant, traffic signal equipment, traffic and light poles, data/video systems and Intelligent Traffic Systems (ITS) surveillance systems. SATCO works closely with Department of Transportation (DOT) agencies, local traffic engineers, contractors, and consultants to customize high quality traffic control systems.

In December 2009, the Company’s wholly owned subsidiary Energy Producers, Inc. acquired 50% working interests and corresponding 32% net revenue interests in oil and gas leases, reserves, and equipment located in West Central Texas.. The Company entered into a turnkey work program included for three wells located on the leases.

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

Revenue and Cost Recognition- Revenue is recognized from oil &gas sales at such time as the oil & gas is delivered to the buyer. For its producing activities, the Company uses successful efforts costing. Sales revenues are recognized at the time product has been delivered to the customer. Sales are recorded net of discounts or other adjustments which may be applied to the gross sales price. Customer sales are specialty orders drop-shipped from the manufacturer.   Accordingly, all sales are final upon delivery to the customer under the terms of the sales order.  The Company’s policy is not to grant customer refunds. Customer deposits received upon execution of a sales order are recorded as revenue upon completion of the sale.

The Company records commission revenue, usually 3% of the amount invoiced, based on contracts with suppliers, once the purchase order is placed with the supplier and the customer is invoiced.  The Company, in turn, sends an invoice to the supplier for 3% of the total order amount. .  Commission sales are specialty orders drop-shipped  from the manufacturer.  Accordingly, all sales are final upon delivery to the customer under the terms of the sales order.

Cash Equivalents-The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2009 and 2008.

Accounts Receivable-The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $651,913 and $0 at December 31, 2009 and 2008, respectively.

Inventory-Inventories consist of merchandise purchased for resale and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Prepaid Expenses-Prepaid expenses are recorded at cost for payments for goods and services purchased during an accounting period but not used or consumed during that accounting period. The costs are amortized over time as the benefit is received onto the income statement.

Oil and Gas Activities -The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2009 after conducting an impairment analysis, the Company did not record impairment as the PV 10 value of our reserves exceeded our cost.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2009, the ARO of $4,337 is included in accrued expenses and fixed assets.

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

Stock-Based Compensation The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Sholes option pricing model. The Black-Sholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Sholes model is also used for our valuation of warrants.

Earnings Per Common Share-Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive earnings per common share reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.  Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

Fair Value Measurements -  On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Intangible assets - $824,000, Goodwill $2,001,840 = Total $2,084,240

The Company has goodwill and intangible assets as a result of the 2009 business combinations discussed throughout this form 10K. These assets were valued with the help of a valuation consultant and consisted of level 3 valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable,  accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

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

Impairment of Long-Lived Assets-The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. T

Goodwill and Other Intangible Assets - The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company’s evaluation of goodwill completed during the year ended December 31, 2009 resulted in no impairment.

As of December 31, 2009 and 2008, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the year ended December 31, 2009 the Company recorded amortization of our intangibles of $11,140.

There were no intangible assets or goodwill as of December 31, 2008 due to the fact that these items arose from our business acquisitions in 2009.

Discontinued operations - to account for the sale of the oil & gas properties in 2008 as more fully discussed in financial statement note 9.  Accordingly, the results of operations and cash flows from these assets for both 2009 and 2008 are separately recorded in the consolidated statements of operations and cash flows as a discontinued component.

Income taxes- The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

 Reclassifications - Certain items from the December 31, 2008 consolidated financial statements have been reclassified in the December 31, 2009 financial statements to conform to current year presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

Recent accounting pronouncements - In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, maintains a negative working capital and capital deficits, which raise substantial doubt about the Company's ability to continue as a going concern.

 The Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon the Company’s ability to generate revenue from the sale of its services and the cooperation of the Company’s note holders to assist with obtaining working capital to meet operating costs in addition to our ability to raise funds.

3. Common and Preferred Stock Transactions and Reverse Stock Split

During the year ended December 31, 2009, the Company issued 16,942,360 shares of common stock for services that were expenses and valued at $1,563,986 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2009, the Company issued 7,863,287 shares of common stock to extinguish debt of 277,294 resulting in a loss on extinguishment of debt of $336.271 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.

During the year ended December 31, 2009, the Company issued 17,228,808 shares of common stock as partial payment to acquire it’s South Atlantic Traffic Corporation subsidiary and our M3 subsidiary. 14,320,808 shares were issued to acquire M3 and 2,908,000 shares were issued to acquire South Atlantic Traffic Corporation.

During the year ended December 31, 2009 we issued 2,500,000 shares of our common stock as downpayment to acquire the Sierra Pipeline. Through the date of this report we have been unable to finalize this acquisition and have no further extensions. As a result the value of these shares based upon the closing price of our common stock of $225,000 has been expensed.

During 2009, shareholders of the Company contributed $50,950 of cash to the Company.

As noted throughout the document, we completed a spinoff of our Firecreek subsidiary during 2009.  The Company determined this transaction was not at arm’s length and as result the net value of the spinoff of $592,567 has been recorded as a component of additional paid in capital.

In October 2008 Dutchess converted their shares into 1,000,000 shares of common stock.

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

4. Preferred Stock Series

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

5. Fixed Assets- Net

The following is a detailed list of fixed assets:

	31-Dec-09	31-Dec-08
Property and Equipment	$ 109,488	$ 0
Well leases	163,500	0
Well equipment	61,500	0
Asset Retirement Obligation	4,337
Accumulated depreciation & depletion	(64,506)	0

Fixed assets- net	$274,319	$0

During 2009 we exchanged an automobile with a net book value of $51,028 and $8,462 in cash for our reclass of a the note payable related to this automobile of $57,462.

5.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at December 31, 2009 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 5.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2007	178,810	$72.00000	1.61

Issued	0
Exercised	0
Expired	0

Outstanding at December 31, 2008	178,810	$72.00000	1.61

Issued	6,500,000
Exercised	(112,500)
Expired	0

Outstanding at December 31, 2009	6,566,310	$1.18533	2.885

There were no options or warrants granted during 2008. During 2009 we granted 6,500,000 warrants. 500,000 warrants were granted to a consultant pursuant to an advisory agreement with an exercise price of $1.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $7,934.

During 2009 we granted 6,000,000 to continue to try and improve our relationship with our debt holders. There were two issuance of 3,000,000. The first issuance included an exercise price of $1.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $25,550. The second issuance included an exercise price of $1.25 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $20,553.

The estimated total value of the above warrants was $54,037 and this value was expensed during 2009.

6. Disposal of Tubb, Ten-Mile Draw, and Fant Ranch Properties

In fiscal year 2005, the Company entered into an equity line credit agreement with Dutchess, a financing company, and a shareholder. Under the terms of the equity line agreement, the Company was obligated to pay the face value of the equity line notes in cash or an equivalent amount in common stock. All of the assets of the Company held by it’s 100% owned subsidiary, Firecreek Petroleum, Inc. secured the equity line notes. The notes had an effective interest rate of approximately 20%.  As an incentive to enter the equity line of credit, the Company also issued convertible debentures, see reference footnote 10, the fair market value of which had been discounted against the face of the equity line notes and was being amortized to interest expense over the life of the equity line notes.

At December 2, 2008, the Dutchess foreclosed on all of the assets of the Company.  As a result of the foreclosure by Dutchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt legally extinguishing $9,201,166 owed to Dutchess by equity line notes payable or other instruments.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $6,385,133 in its consolidated statement of operations at December 31, 2008.  The Ten-Mile Draw property had been earlier sold in October 2008 for $125,000.  The Company recognized a loss on this asset disposal of $581,654 in the consolidated statement of operations.

Gain of disposal of discontinued component

Cash received	$75.000
Debentures retired –legally extinguished	9,201,166
Assets transferred- net	(3,472,687)
Gain of disposal of discontinued component	$5,803,479

loss from operations of discontinued component	2009	2008

Revenues from sales of oil & gas	$-	1,437,437
Cost of revenues	-	(921,690)
Net revenues	$-	515,747

Operating costs	-	356,647

Income from operations	$-	159,100

Other income/(expense)
interest costs	-	(2,548.005)
Gain on derivative	-	428,582

Loss from Operations of discontinued component	$-	(1,960,323)

The above listed assets of Firecreek Petroleum, Inc were transferred to the Company prior to the disposal, offsetting inter- company loans.  Due to the related party nature of this transaction, the value of Firecreek was removed through Additional Paid In Capital and no gain was recognized.

 7. Acquisition of M3 Lighting, Inc. (M3), and South Atlantic Traffic Corporation (SATCO)

i)
On May 21, 2009, The Company, Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company. The acquisition has been accounted for  at cost basis with no step up in purchase price due to M3 no having ongoing operations as a development stage company and no meeting the definition of a business. We gave 14,320,808 shares of our commons stock to acquire M3.

ii)
On November 4, 2009, the Company, Bob Joyner, a Florida resident ("Joyner"), Stewart Hall, a North Carolina resident ("Hall"), Hunter Intelligent Traffic Systems, LLC, a Georgia limited liability company (“Hunter”) and South Atlantic Traffic Corporation, a Florida corporation ( “SATCO”), executed a Stock Purchase Agreement (the "Agreement") whereas the Registrant acquired all of the outstanding stock and interests held in SATCO. A copy of the Agreement was attached as an exhibit to our Current Report filed with the Commission on November 12, 2009.The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States (GAAP). Under the purchase method of accounting, in accordance with ARC 805, the assets and liabilities of SATCO are recorded as of the acquisition date at their respective fair values, and consolidated with the Company’s assets and liabilities.

The Agreement calls for the following material terms:

I. Purchase of Stock, Purchase Price:

1. The Registrant agreed to pay to the Sellers aggregate consideration of $2,326,300 (the "PURCHASE PRICE"), adjusted to $2,058,373 as a result of the estimated make whole provision below by delivery of:

(a)Cash in available funds equal to the greater of: (i) sum of Fifty Percent (50%) of SATCO’s available cash balance at Closing plus Twenty-Five Percent (25%) of SATCO’s trade accounts receivables aged less than Ninety (90) days past due at Closing with an additional amount to be negotiated for the outstanding retainage and imminent collections of receivables over 90 days old as negotiated prior to Closing; which was (ii) $600,000.

(b)Promissory notes issued to each Seller in the aggregate principal amount of Five Hundred Sixty Three Thousand One Hundred US Dollars ($563,100.00) (the “PROMISSORY NOTES”). The Promissory Notes will accrue interest at a rate of Nine Percent (9%) per annum and will amortize with a principal and interest payment at the First Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest, a principal and interest payment at the Second Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest and a Final Payment of the Outstanding Balance of the Promissory Notes plus any unpaid interest on the Third Anniversary Date of the Transaction.

(c)2,908,000 shares of the Registrant’s common stock issued to the Sellers pro rata based on their ownership in SATCO representing $1,163,200.00 in value at a price per share of $0.40 ("STOCK CONSIDERATION").

(d)Principal and interest on the Promissory Notes will be allocated to the Sellers pro rata based on their equity ownership SATCO. The Promissory Notes carry a cumulative claw-back feature (the “Claw Back”) for the term of the Promissory Notes listed in the agreement.

(e)Stock consideration shall be issued at closing as follows: The Purchaser shall issue to the Sellers an aggregate of 2,908,000 shares of its Common Stock (“the “STOCK CONSIDERATION”) the total Stock Consideration to be paid to the Sellers based upon a share price of Forty Cents ($0.40) per share.

(f)Stock Consideration issued at Closing will carry a make whole provision (the “Make Whole”). It is the parties’ intention that the Proposed Transaction will be structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Make Whole provides down-side protection against a decline in the Registrant’s common share price. The Make Whole is available only for shares held from the Stock Consideration by the Seller for a period of one year following Closing. In the event that the Market Price Per Share of the Stock Consideration during the thirty (30) consecutive trading days immediately prior to the first anniversary of the Closing (the “Make Whole Date”) is less than $.40, the Registrant would, at the Registrant’s option, either issue to Sellers that number of additional shares of EGPI common stock equal to (1) the number of shares of EGPI common stock comprising the Stock Consideration held at the Make Whole Date, multiplied by $.40, less (2) the number of shares of EGPI common stock comprising the Stock Consideration held at the Make Whole Date, multiplied by the Market Price Per Share of the Stock Consideration on the Make Whole Date. Notwithstanding the foregoing, the Registrant’s obligation to make any adjustment pursuant to the preceding sentence shall terminate in the event that, at any time prior to the Make Whole Date, the aggregate Market Price Per Share of the Registrant’s common stock during any twenty consecutive trading days exceeds $.75. The termination of the Make Whole mechanism will only apply if the Sellers’ shares are registered during the entire twenty consecutive trading days period, during which the Market Price Per Share of the Registrant’s common stock exceeds $.75, by virtue of eligibility and effectiveness of either i) 144 legend removal or ii) self imposed registration process by the Registrant.

A breakdown of the purchase price is as follows:

Cash consideration paid	$600,000
Promissory note to Sellers	295,173
Shares issued	174,480
Contingent consideration liability - make whole provision (accounted for in equity)	988,720
Contingent asset – claw back provision	-
Total purchase price	2,058,373

Final Purchase Price Allocation:

Current assets	$1,425,881
Property, plant and equipment	85,530
Trade name	661,000
Customer relationships	163,000
Assumed liabilities	(2,278,878)
Goodwill	2,001,840
Total purchase price	$2,058,373

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the twelve month periods below.

	Historic			Pro Forma
	EGPI Firecreek, Inc. Twelve Months Ending December 31, 2009	South Atlantic Traffic Corporation Twelve Months Ending December 31, 2009	M3 Lighting, Inc. Twelve Months Ending December 31, 2009	Adjustments		Combined
Revenues
Sales	$-	$8,325,660	$42,000		$(42,000)	$8,325,660
Cost of goods sold	-	7,069,118	36,526		(36,526-)	7,069,118
Gross profit	-	1,256,542	5,474		(5,474-)	1,256,542

Operating expenses
Selling, general and administrative	1,984,395	1,676,801	15,367		-	3,676,563
Depreciation	-	39,424			-	39,424
Total operating expenses	1,984,395	1,716,225	15,367		-	3,715,987

Net loss from operations	(1,984,395)	(459,683)	(9,893)		-	(2,453,971)

Other income (expenses)
Disposal of assets	(104,315)	(3,326)				(107,641
Interest expense, net	(15,883)		387			(15,496)
Total other income (expenses)	(120,198)	(3,326)	387			(123,127)

Net loss before provision for income taxes	(2,104,593)	(463,009)	(9,506)			(2,577,108)

Provision for income taxes	-	-			-	-

Net loss from continuing operations	(2,104,593)	(463,009)	(9,506)			(2,577,108)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)		-			-
Gain (loss) from operations of discontinued component (net of tax)		-			-
Disposal of segment		-			-

Net income (loss)	$(2,104,593)	$(463,009)	$(9,506)	$		$(2,577,108)

Basic income (loss) per share- continuing operations						$(0.09)
Basic income (loss) per share- discontinued operations						$0
Basic income (loss) per share						$(0.09)

Fully diluted income (loss) per share- continuing operations						$(0.09)
Fully diluted (loss) per share- discontinued operations						$0
Fully diluted (loss) per share						$(0.09)

Weighted average of common shares outstanding:
Basic						29,877,614
Diluted						29,877,614

	Historic			Pro Forma
	EGPI Firecreek, Inc. Twelve Months Ending December 31, 2008	South Atlantic Traffic Corporation Twelve Months Ending December 31, 2008	M3 Lighting Inc. Twelve Months Ending December 31, 2008	Adjustments	Combined
Revenues
Sales	$-	$15,853,027	$40,544	$-	$15,893,571
Cost of goods sold	-	13,785,726	35,408	-	13,821,134
Gross profit	-	2,067,301	5,736	-	2,073,037

Operating expenses
Selling, general and administrative	558,579	1,858,688	31,437	-	2,448,704
Depreciation	-	52,802		-	52,802
Total operating expenses	558,579	1,911,490	31,437	-	2,501,506

Net loss from operations	(558,579)	155,811	(25,701)	-	(428,,469)

Other income (expenses)
Loss on asset disposal	(567,000)				(567,000)
Interest expense, net	(20,138)	(48,920	247		(68,811)
Total other income (expenses)	(587,138)	(48,920	247		(635,811)

Net loss before provision for income taxes	(1,145,717)	106,891	(25,454)		(1,064,280)

Provision for income taxes	-	-		-	-

Net loss from continuing operations	(1,145,717)	106,891	(25,454)	-	(1,064,280)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)	5,803,479	-		(2,967,758)	2,835,721
Gain (loss) from operations of discontinued component (net of tax)	(1,960,323)	-			(1,960,323)
Disposal of segment	3,843,156	-		(2,967,758)	875,398

Net income (loss)	$2,697,439	$106,891	$(25,454)	$(2,967,758)	$(188,882)

Basic income (loss) per share- continuing operations					$(0.05)
Basic income (loss) per share- discontinued operations					$0.04
Basic income (loss) per share					$(0.01)

Fully diluted income (loss) per share- continuing operations					$(0.05)
Fully diluted (loss) per share- discontinued operations					$0.04
Fully diluted (loss) per share					$(0.01)

Weighted average of common shares outstanding:
Basic					23,317,219
Diluted					23,317,219

8. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2009:

Deferred Tax asset	$608,644
Valuation allowance	(608,644)
Net deferred tax assets	0

The Company estimates that it has an NOL carryfoward of approximately $1,728,983 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2002 to December 31,2009 may be subject to IRS audit.

9.  Gain on Sale of Asset

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

Disposal of assets resulted in a loss of $108,465.

10.  Related Party Transactions

During fiscal years 2008, the chief executive officer and shareholder provided office space to the Company at no charge.

During fiscal years 2008, three shareholders had unsecured non-interest bearing advances receivable from the Company. The Company has imputed an interest rate of 20% on these advances which total $240,918 and $307,096 at December 31, 2009 and 2008, respectively.

The Company was indebted to Dutchess Private Equities Ltd., a stockholder at December 2, 2008, the date of the Dutchess foreclosure.  As a result of the foreclosure by Dutchess, the Company transferred all of its assets in its Tubb and Fant Ranch oil & gas properties and $50,000 to retire all the debt owed to Dutchess.  As a result of the foreclosure the Company recognized a gain on the disposal of these assets of $5,028,954 in its consolidated statement of operations at December 31, 2008. See financial statement note 9 for a further discussion.

11. Notes Payable

In December 2008, the Company issued a note payable to Dutchess for $47,565 in return for the right to participate with Dutchess in any future drilling in a portion of the Tubb property.  The note is unsecured and carries an interest rate of 12% and matures in June 2009.  Management considered the asset received in this purchase to be impaired because future cash flows from this asset could not be assured and accordingly recognized an impairment expense in the consolidated statements of operations. The note was paid in full in 2008.

At December 31, 2009, the Company was liable on the following Promissory notes:

Date	Date	Interest		Balance Due
Issued	Matures	Rate (%)		12/31/09 ($)
9/17/2009	9/17/2010	12		$11,350
5/29/2009	9/17/2010	12	*	23,602
9/17/2009	9/17/2010	18	*	3,207
11/4/2009	11/4/2012	9		98,391
11/4/2009	11/4/2012	9		98,391
11/4/2009	11/4/2012	9		98,391
12/15/2009	6/15/2010	20		50,000
12/15/2009	6/15/2010	20		50,000
12/15/2009	6/18/2010	20		50,000
12/22/2009	6/22/2011	8		120,000
12/7/2007	12/7/2010	9		338,658
				$941,990

* Compounded

During 2009 we received cash proceeds for debt obligations of $933,133. During December 2009 we issued $150,000 of notes that will become convertible either at maturity in June 2010 or upon an event of default. The Company evaluated these notes and determined since the note is currently not convertible no beneficial conversion feature or derivative exists within this note. The Company also granted warrants to these note holders as noted previously in these footnotes. These warrants were not attached to the debt and as a result were expensed when issued and not treated a discount to the notes. The other notes noted above did not contain conversion features.

Although a portion of our debt is not due within 12 months give our working capital deficit and cash positions or ability to service the debt on a long term basis is questionable and as a result the notes are all treated as current liabilities.

12. Concentrations and Risk

Customers

During the year ended December 31, 2009, revenue generated under the top five customers accounted for 45% of the Company’s total revenue. For the year ended December 31, 2009, three customers accounted for 29% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 67% of its products from one manufacturer in the United States for the year ending December 31, 2009. Management believes this poses no business risk as the Company believes alternative product sources are readily available if needed.

13. Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Management is not aware of any pending litigation.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

14. Factoring of Receivables

On October 28, 2009 the Company entered into a factoring agreement with Benefactor Funding Corporation (Factor) for the purchase and sale of accounts receivable. As outlined in the agreement, the Company agrees to assign, transfer, convey, and deliver to Factor all accounts receivable which are accepted for purchase by the Factor. Per current accounting literature the factoring agreement is treated as loan and not a sale. The Factor receives the Accepted Accounts with recourse and the Company is charged a fee per dollar amount of receivable factored. As of December 31, 2009 we were in good standing with the Factor and have accounted for the net of funds received and accounts factored as a reserve amount in net receivables.

15. Subsequent Events

In January 2010 the Company issued 1,333,467 shares of common stock for $50,004 working capital for its South Atlantic Traffic Corporation subsidiary.

In January 2010 the Company issued 3,450,000 to various consultants for services rendered.

In January 2010 the Company issued 3,520,870shares of common stock to reduce debt owed to a debt holder.

In February 2010, the Company issued 900,000 shares of common stock to various consultants for services rendered.

In February 2010, the Company issued 12,106,300 shares of common stock to various entities to reduce debt owed to a debt holder.

In March 2010, the Company issued 100,000 shares of common stock for acquisition costs to an individual.

In March 2010, the Company issued 300,000 shares of common stock to an individual for extension of financial obligation due dates rendered to the Company.

In March 2010, the Company issued 975,000 shares of common stock to a consultant for services rendered.

In March 2010, the Company issued 13,383,333 shares of common stock to various entities to reduce debt owed to a debt holder.

In February 2010, the Company entered into a service agreement with a consultant for services to be provided.  Upon execution of the agreement, the Company paid $15,000 for one months services.

In March 2010, the Company paid an entity a fee of $25,000 due diligence fee for the purpose of potentially providing financing arrangements related to acquisition financing.

In January, 2010 the Company incurred a debt obligation of $1,000,000 in our efforts to acquire another business. This acquisition has not been completed and may not be completed.

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic, Inc. (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and as provided elsewhere in this document. The unit purchased by the Company has no assets and will result in additional debt burden to the Company.

16. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed.  Production taxes include production and severance taxes. Depletion of oil and gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts.  The results of operations for the company's oil and gas production activities are provided in the Company's related statements of operations.

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2009	2008
Costs Incurred for the Year:
Proved Property Acquisition	$225,000	$1,400,000
Unproved Property Acquisition	-
Development	-	328,746
Total	$225,000	$1,728,746

Results of operations (All United States Based):

	2009	2008
Revenues	$-	$1,437,437
Production costs	-	(771,193)
Exploration costs	-	-
Development costs	-	(325,000)
Depreciation & amortization	-	(150,498)
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$-	$190,746

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Harper Associates, Inc. independent petroleum consultants based on information provided by the Company.

Oil and Natural Gas Reserve Data

The following tables present the Company’s independent petroleum consultants’ estimates of its proved oil and gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Natural
	Gas	Oil
	(MCF)	(BLS)
Proved Developed and Undeveloped Reserves at December 31, 2007	1,029,200	64,709

Extensions, Discoveries and Other Additions	-	785,220
Production	(16,468)	(9,221)

Disposal	(1,012,732)	(840,708)

Proved Developed and Undeveloped Reserves at December 31, 2008	-	-

Revisions of Previous Estimates	-	-
Extensions, Discoveries and Other Additions	110,877	25,634
Production	-	-

Proved Developed and Undeveloped Reserves at December 31, 2009	110,877	25,634

Proved Developed Reserves at December 31, 2008	-	-
Proved Developed Reserves at December 31, 2009	110,877	25,634

Proved reserves are estimated quantities of oil and gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2009 and current prices as of December 31, 2008 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and  gas reserves.

	Year Ended December 31,
	2009	2008
Future Cash Inflows	$1,921,420	$-
Future Production Costs	(623,364)	-
Future Development Costs	(137,500)	-
Future Income Tax Expense	-	-
Future Net Cash Inflows	1,160,557	-

10% Annual Discount for Estimated Timing of Cash Flows	(412,043)	-

Standardized Measure of Discounted Future Net Cash Flows	$748,513	$-

The twelve month average prices for the year ended December 31, 2009 and year-end spot prices at December 31, 2008 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2008 (Spot Price)	$-	$-
December 31, 2009 (Average)	$5.39	$58.22

Changes in the future net cash inflows discounted at 10% per annum follow:

Year Ended December 31,
	2009	2008
Beginning of Period	$-	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	-	-
Extensions and Discoveries	-	-
Previously Estimated Development Cost Incurred During the Period	-	-
Net Change of Prices and Production Costs	-	-
Change in Future Development Costs	-	-
Revisions of Quantity and Timing Estimates	-	-
Accretion of Discount	-	-
Change in Income Taxes	-	-
Purchase of Reserves in Place	748,513	-
Other	-	-
End of Period	$748,513	$0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 24, 2009, Donahue Associates, LLC resigned as the Company’s independent auditor. The reports of Donahue Associates on the Company’s consolidated financial statements as of and for the periods ended December 31, 2008 and 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.  The board of directors and audit committee of the Company discussed the desire to resign with Donahue Associates and accepted the resignation.

During the Registrant's two most recent fiscal years, and any subsequent interim period preceding the resignation on November 24, 2009, there were no disagreements between the Registrant and Donahue Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Donahue Associates, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his reports.

On November 24, 2009, the Registrant's board of directors resolved to retain M & K CPAs, PLLC as the sole principal independent registered accountant for the Registrant. During the two most recent fiscal years and through November 24, 2009, the Company had not consulted with M & K CPAs, PLLC regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;

(ii)
The type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and none of the following was provided to the Registrant: (a) a written report, or (b) oral advice that M & K CPAs, PLLC concluded was an important factor considered by the Registrant in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Due to the quantity and significant of audit adjustments proposed by our independent auditor during their audit of the year ended December 31, 2009.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting are no effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009  and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective April 7, 2010 by majority consent of the EGPI Firecreek, Inc. (“EGPI” or the “Company”) shareholders of record at March 31, 2010 nine (9) members were elected to the Company’s Board of Directors, consisting of three members that have previously served. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2010 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s)	Position(s) Held Since
Robert S. Miller, Jr.	27	Director	2009
Michael Kocan	41	Director	2009
David H. Ray	31	Director	2009
Brandon D. Ray	28	Director	2009
Dennis R. Alexander	56	Director, Chairman	1999
Larry W. Trapp	69	Director	2008
Michael Trapp	43	Director	2008
Michael D. Brown		Director	2009
Garrett Sullivan	75	Director	2009

On April 7, 2010 by majority consent of the Board of Directors of EGPI Firecreek, Inc. (“EGPI” or the “Company”) the following officers were elected as officers of the Company, consisting of 7 officers three of which that have previously served. The officers of the Company are as follows:

Name	Age	Position(s)	Position(s) Held Since
Robert S. Miller, Jr.	27	Executive Vice President	2009
Michael Kocan	41	President and Chief Operating Officer	2009
David H. Ray	31	Executive Vice President and Treasurer	2009
Brandon D. Ray	28	Executive Vice President of Finance	2009
Dennis R. Alexander	56	Chief Executive Officer and Chief Financial Officer	1999
Larry W. Trapp	69	Executive Vice President	2008
Melvena Alexander	76	Secretary and Comptroller, Co-Treasurer	1999

Board Meeting

While the Board of Directors had no regularly scheduled physical meetings held during fiscal 2009, the Board of Directors business was conducted via Consent(s) to Action in Lieu of Meeting, held Electronically, Telephonically, or In Person, (the “Consent(s)”)). There were a total of twenty eight (28) consents obtained during fiscal 2009 and all members of the then Board of Directors attended at least 75% of all meetings held by the above listed Consent(s).

COMMITTEES OF THE BOARD OF DIRECTORS

Effective on November 4, 2009, by unanimous consent, the Board of Directors of the Company approved, reconfirmed, and made certain changes to certain committees.

The directors approved the confirmation and or reinstatement of the following committees of the Company: The Audit Committee and a combined Nominating and Compensation and Stock Option Committee.

The Audit Committee shall consist of the following:

(1) The Audit Committee is composed initially of three members: Ms. Joanne Sylvanus (*), its Chairman, Dennis Alexander and Melvena Alexander, members.

i) The responsibilities of the Audit Committee include: (1) the recommendation of the selection and retention of the Company’s independent public accountants; (2) the review of the independence of such accountants; (3) to review and approve any material accounting policy changes affecting the Company’s operating results; (4) the review of the Company’s internal control system; (5) the review of the Company’s annual financial report to stockholders; and (6) the review of applicable interested party transactions.

The combined Nomination and the Compensation and Stock Option Committee shall consist of the following:

(2) The combined Nomination and the Compensation and Stock Option Committee are composed initially of three members: Mr. Michael Brown, its Chairman, David Ray, and Dennis Alexander, members.

i) The function of the Nominating Committee is to seek out qualified persons to act as members of the Company’s Board of Directors, and provide for compliance standards. The Nominating Committee seeks to identify director candidates based on input provided by a number of sources, including (a) the Nominating Committee members, (b) our other Directors, (c) our stockholders, and (d) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the merits of each candidate’s total credentials.

ii) The function of the Compensation and Stock Option Committee is to review and recommend along with the Board of Directors, compensation and benefits for the executives of the Company, consultants, and administers and interprets the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

 (*) A summary of Ms. Sylvanus’s work experience can be found in a Current Report on Form 8-K filed on January 23, 2007, incorporated herein by reference.

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2009 and December 31, 2010. Donahue Associates, L.L.C., was the independent public auditor of the Company for the fiscal year ended 2008 but withdrew from that position in December 2009.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 31, 2010 are as follows:

Name	Age	Position(s)	Position(s) Held Since
Robert S. Miller, Jr.	27	Director and Executive Vice President	2009
Michael Kocan	41	Director and President and Chief Operating Officer	2009
David H. Ray	31	Director and Executive Vice President and Treasurer	2009
Brandon D. Ray	28	Director and Executive Vice President of Finance	2009
Dennis R. Alexander	56	Director and Chief Executive Officer and Chief Financial Officer	1999
Larry W. Trapp	69	Director and Executive Vice President	2008
Michael Trapp	43	Director	2008
Melvena Alexander	76	Secretary and Comptroller, Co-Treasurer	1999
Michael D. Brown		Director	2009
Garrett Sullivan	75	Director	2009

Term for Directors: In accordance with Article 9.2 of the Company’s Bylaws: The members of the Board of Directors shall hold office until the first annual meeting of Stockholders and until their successors shall have been elected and qualified. At the first annual meeting of Stockholders and at each annual meeting thereafter the Stockholders shall elect Directors to hold office until the next succeeding annual meeting, except in the case of classification of the Directors. Each Director shall hold office for the term for which he is elected until his successor shall have been elected and qualified.  The number of the directors may be fixed from time to time by resolution duly passed by our board.  Our board has fixed the number of our directors at nine. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office.  The directors elect officers annually.

David H. Ray and Brandon D. Ray are brothers.  Dennis R. Alexander is the son of Melvena Alexander.  Michael Trapp is the son of Larry W. Trapp.

We may employ additional management personnel, as our board of directors deems necessary.  We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

A description of the business experience during the past several years for our directors and executive officer is set forth below:

Dennis R. Alexander has served as Chairman, CEO, and Chief Financial Officer of the Company (EGPI) since May 21, 2009, having served as Chairman, President and Chief Financial Officer of EGPI and Firecreek Petroleum, Inc. since February 10, 2007.  He served as Chairman and Chief Financial Officer of EGPI and Firecreek Petroleum, Inc. since July 1, 2004 through February 9, 2007 having served as the President and Director of EGPI from May 18, 1999 to June 30, 2004.  In September 1998 he was a founder, and from January 19, 1999 through its acquisition with EGPI served as President and Director of Energy Producers Group, Inc.  From April 1997 through March 1998, served as CEO, Director, Consultant of Miner Communications, Inc., a media communications company.  From April 26, 1997 through March, 1998 he was a director of Rockline, Inc., a private mining, resource company, and a founder of World Wide Bio Med, Inc., a private health-bio care, start up company.  Since March 1996 to the present he has owned Global Media Network USA, Inc., which has included management consulting, advisory services.  Mr. Alexander devotes approximately 60 to 80 hours per week minimum, and more as required, to the business of EGPI.

Michael Kocan, has served as President and Director of the Company (EGPI) and of M3 Lighting, Inc. since May 21, 2009. Since 1999 Mr. Kocan has been president and owner of Traffic & Lighting Corp. in Roswell, Georgia.  From 1997 to 1999, he was a Sales Manager at Southeastern Transportation Products in Winter Park, Florida.  Prior to that, he acted as Managing Director for United Lighting Standards in Warren, Michigan from 1995 until 1997.  Mr. Kocan graduated from Oral Roberts University with a Bachelor of Science degree in Business Management in 1991.

Robert S. Miller, Jr. has served as an Executive Vice President and Director of the Company (EGPI) and M3 Lighting, Inc., since May 21, 2009. He has been a partner in M3 since August 2007.  From March 2006 until July 2007, he was Lighting Project Manager for Power Design Resources in Atlanta, Georgia.  Mr. Miller obtained a Bachelor of Science Degree in Consumer Economics from the University of Georgia in December 2005.

David H. Ray has served as a Director and Executive Vice President and Treasurer of the Company (EGPI) and M3 Lighting, Inc. since May 21, 2009. He became a managing member of Strategic Partners Consulting, LLC in September 2008.  From June 2006 until September 2008, Mr. Ray worked as the Manager of Financial Reporting and Budgeting for Charys Holding Company, Inc., a publicly-traded company.  From May 2003 until June 2006, Mr. Ray worked at Cumulus Media, Inc. as an Accounting Manager, Senior Accountant and Staff Accountant.  Mr. Ray graduated Summa Cum Laude and received a B.S. Degree in Accounting with a concentration in Finance from North Carolina State University in May 2003.

Brandon D. Ray has served as a Director and Executive Vice President of Finance of the Company (EGPI) and M3 Lighting, Inc. since May 21, 2009. He became a managing member of Strategic Partners Consulting LLC in September 2008.  Before joining Strategic Partners, he had worked as a financial analyst and general accountant for Charys Holding Company, Inc., a publicly-traded company.  While at Charys, Mr. Ray was also responsible for the cash management and financial reporting of the Charys subsidiary Ayin Tower Management, a cellular/communication tower management group.  Mr. Ray has also gained experience in the financial/accounting industry while working as a staff accountant with Cumulus Media Inc., based in Atlanta, Georgia.  Mr Ray earned his Bachelor’s of Science degree in Business Management with a concentration in Finance from North Carolina State University in 2003.

Larry W. Trapp has served as a Director and Excutive Vice President of the Company since May 21, 2009 having been appointed as a Director, Executive Vice President, and Treasurer of EGPI on December 3, 2008.  Previously he has served in various capacities as Chief Financial Officer, Vice President, and Director through January 26, 2004 and is one of the original founders in 1998 through the acquisition processes with EGPI, serving as Director of Energy Producers Group, Inc.  Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University.  Prior business experience includes Vice President of Escrow Administration for a major Title Insurance Company where he was directly responsible for the Management and performance of 22 branches and supervised an administration staff of 125 Employees.

Michael Trapp has served as a Director of the Company since May 21, 2009 having been appointed as a Director of EGPI on December 3, 2008.  A graduate of Rice Aviation he earned honors and honed his skills as a Airframe and Power Plant licensee working in the airline industry for many years.  He recently owned his own mortgage company and is now a Senior Loan Officer for a multi-state lender in Mesa, Arizona.  His strong technical and analytical skills will be a bonus in analyzing prospective projects which will enhance EGPI’s growth and asset base.

Melvena Alexander has served as Co-Treasurer, Secretary and Comptroller of the Company (EGPI) and Firecreek Petroleum, Inc. since February 10, 2007 having served as Secretary and Comptroller of EGPI and Firecreek Petroleum, Inc. since July 1, 2004 through February 9, 2007.  She served as Secretary since March 15, 2003 to June 30, 2004 having been Secretary and Comptroller of EGPIsince May 18, 1999.  In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc.  She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports.   Mrs. Alexander graduated Arizona State University with a B.S. in Accounting, received CPA Certificate, State of Arizona.  She is a prior member of AICPA and the American Society of Women Accountants through June 2008.  Mrs. Alexander devotes a minimum of 40-60 hours per week, and more as required, to the business of EGPI.

Michael D. Brown was appointed to the Board of Directors of the Company on July 6, 2009. Mr. Brown was nominated by President George W. Bush as the first Under Secretary of Emergency Preparedness and Response (EP&R) in the newly created Department of Homeland Security in January 2003.  Mr. Brown coordinated federal disaster relief activities including implementation of the Federal Response Plan, which authorized the response and recovery operations of 26 federal agencies and departments as well as the American Red Cross.  Mr. Brown also provided oversight of the National Flood Insurance Program and the U.S. Fire Administration and initiated proactive mitigation activities. Prior to joining the Federal Emergency Management Agency, Mr. Brown practiced law in Colorado and Oklahoma, where he served as a Bar Examiner on Ethics and Professional Responsibility for the Oklahoma Supreme Court and as a Hearing Examiner for the Colorado Supreme Court.  Mr. Brown had been appointed as a Special Prosecutor in police disciplinary matters.  While attending law school, Mr. Brown was appointed by the Chairman of the Senate Finance Committee of the Oklahoma Legislature as the Finance Committee Staff Director, where he oversaw state fiscal issues.  Mr. Brown’s background in state and local government also includes serving as an Assistant City Manager with Emergency Services Oversight and as a City Councilman. Mr. Brown holds a B.A. in Public Administration/Political Science from Central State University, Oklahoma.  Mr. Brown received his J.D. from Oklahoma City University’s School of Law.  He was an Adjunct Professor of Law for Oklahoma City University.

Garrett M. Sullivan was appointed to the Board of Directors of the Company on September 10, 2009.  Over the years, Mr. Sullivan held various positions with DuPont Chemicals and UniRoyal on both national and international levels. His experience includes running a textile and paper manufacturing facility and serving as President of HT&T a hospital television and call system company owned by Philips of Holland. Mr. Sullivan served as both  President and then Vice Chairman of Applied Digital Solutions Inc. through 2001. Mr. Sullivan earned a Bachelor of Arts degree from Boston University, and an MBA from Harvard University.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2009, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2009, for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company, through its new wholly owned subsidiary South Atlantic Traffic Corporation, employs approximately six individuals. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 1// (*)	2009	n/a	n/a	-0-	5,450
Chairman, CEO, CFO	2008	n/a	n/a	-0-	-0-
	2007	n/a	n/a	-0-	-0-

Melvena Alexander 1/ (*)	2009	n/a	n/a	-0-	-0-
Co Treasurer, Sect. and Cmpt.	2008	n/a	n/a	-0-	-0-
	2007	n/a	n/a	-0-	-0-

1/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of March 31, 2010. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

The information in the following table is based on 74,460,369 shares of common stock issued and outstanding as of March 31, 2010.

		Common Stock Beneficially Owned (2)(a)			Preferred Stock Beneficially Owned (2)
Title of Class	Name and Address of Beneficial Owner (1)	Number		Percent	Number	Percent
Common	Robert S. Miller, Jr. c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	535,889	(13)	0.70	-0-	-0-
Common	Michael Kocan c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	2,457,265	(14)	3.21	-0-	-0-
Common	David H. Ray (3) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	**1,193,401	(15)	1.56	-0-	-0-
Common	Brandon D. Ray (4) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	**1,193,401	(16)	1.56	-0-	-0-
Common	Dennis R. Alexander (5) c/o 6564 Smoke Tree Lane Scottsdale Arizona, 85253	3,472,278	(17)	4.54	-0-	-0-
Common	Larry W. Trapp (6) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	320,906	(18)	.42	-0-	-0-
Common	Michael Trapp (7) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2,000	(19)	0.003	-0-	-0-
Common	Melvena Alexander (8) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	204,075	(20)	0.27	-0-	-0-
Preferred	Red Quartz Development, L.L.C. (9) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	-0-		-0-	5,000	100
Common	Red Quartz Development c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	2,129,629		2.79	-0-	-0-
Common	Michael Hanlon c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	2,129,629		2.79	-0-	-0-

Common	Garrett Sulliavan c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	655,271	(21)	.86	-0-	-0-
Common	Tom Davis c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	3,276,353		4.29	-0-	-0-
Common	Amanda Corcoran c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	126,360		0.17	-0-	-0-
Common	Kelly Davis c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	272,610		.36	-0-	-0-
Common	Paddy Kelly c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	351,000		.46	-0-	-0-
Common Preferred	All directors and officers as a group (10 persons), and including other persons or groups.	24,228,077		29.74	5,000	100
Common	Strategic Partners Consulting, L.L.C. (3)(4)(10) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	**		**	-0-	-0-
Common	Billy V. Ray Jr. (11) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	1,512,590		1.98	-0-	-0-
Common	SATCO Sellers Group (12) c/o 3400 Peach Tree Road Suite 111 Atlanta, Georgia 30326	2,908,000		3.80	-0-	-0-

(1)
Unless otherwise indicated, the address for each of these shareholders other than (5), (6), (7), and (8) c/o EPGI Firecreek, Inc. and Energy Producers, Inc., located at 6564 Smoke Tree Lane, Scottsdale Arizona 85254, is c/o EGPI Firecreek, Inc., M3 Lighting, Inc. (M3), and or c/o SATCO Sellers Group, located at 3400 Peachtree Road, Suite 111, Atlanta, Georgia 30326.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC.

(3)
David H. Ray and Brandon D. Ray are brothers.  Messrs. David H. Ray and Brandon D. Ray each owns 1/3 of Strategic Partners Consulting, L.L.C., which owns 2,386,802 shares of our common stock.  The other 1/3 owner of Strategic Partners Consulting, L.L.C. is Lynn Myers Investments, L.L.C., a Mississippi limited liability company, having an address of 202 Ashton Place, Madison, Mississippi 39110.

(4)	See note 3, above.

(5)	Dennis R. Alexander is the son of Melvena Alexander.

(6)	Larry W. Trapp is the father of Michael Trapp.

(7)	See not 6, above.

(8)	See note 5, above.

(9)	Each share of Series C preferred stock shall have 21,200 votes on the election of our directors and for all other purposes.

(10)	See notes 3 and 4, above.

(11)	Billy V. Ray Jr. is the Father of David H. Ray and Brandon D. Ray.

(12)	SATCO Sellers Group, see first paragraph, this Item 1.01, and I. 1. (e) there under first paragraph, and elsewhere referenced herein.

(13)	Includes 535,889 shares of common stock owned directly by Mr. Robert S. Miller Jr.

(14)	Includes 2,457,265 shares of common stock owned directly by Michael Kocan.

(15)	Includes 1,193,401 shares of common stock owned indirectly, including shares with investment control, by Mr. David H. Ray.

(16)	Includes 1,193,401 shares of common stock owned indirectly, including shares with investment control, by Mr. Brandon D. Ray.

(17)	Includes 3,472,278 shares of common stock owned directly by Mr. Dennis Alexander. Of the common shares 2,500 are held by Mr. Alexander’s wife and children.

(18)	Includes 320,906 shares of common stock owned directly by Mr. Larry W. Trapp.

(19)	Includes 2,000 shares of common stock owned directly by Mike Trapp.

(20)	Includes 204,075 shares owned directly by Mrs. Melvena Alexander.

(21)	Includes 655,271 shares owned directly by Mr. Garrett Sullivan.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, approximately 31.69 percent of our outstanding common stock, along with additional votes and voting power through issuance of 5,000 shares of the EGPI Series C Preferred Stock as described in Schedule 15(p) attached to the Plan of Merger listed in our Current Report on Form 8-K, filed on May 27, 2009, as amended, incorporated herein by reference.  As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of the registrant; or

•	With respect to the election of directors or other matters.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2009, December 31, 2008, and December 31, 2007.

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman, CEO, and Chief Financial Officer and Director, and Melvena Alexander, Co Treasurer, Comptroller, and Secretary.

Contracts

The Company has oral and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2009 listed in Table 1 below, and for the fiscal years ended December 31, 2008, and December 31, 2007 listed in Table 2 below.
Table 1

		Paid	Accrued
Entity	Related Party	2009	2009
Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$20,150	$125,200
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$10,000	$19,400

*Part of the amounts paid in 2009 for each of the above named Executives were for the unpaid accrual amounts due from 2008.

** For 2009, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $20,150 paid against prior year accruals. No contract amounts were charged for October 2008 through May 30, 2009. A new contract month to month subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses.

*** For 2008, the contract amounts paid to Melvena Alexander CPA were in the aggregate $$10,000 against prior year accruals. No contract amounts were charged for October 2008 through May 30, 2009. A new contract month to month subject to adjustment is being charged at the rate of $4,200 per month which includes rent for provision of the Scottsdale fatalities provided, plus approved expenses.

(1)	Dennis R. Alexander, Chairman, CEO, and CFO, and is a shareholder of the Company.

(2)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.

2009 Administrative Services Agreement

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC),.Two of the Company’s officers and directors, and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company (EGPI) and M3 Lighting, Inic. since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company (EGPI) and M3 Lighting, Inic. are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and is being currently billed at the rate of $20,833.33 per month. The ASA is current as of February 8, 2010, with $50,720 being paid to SPC to date, with a balance payable due in the amount of approximately $11,799.99 running balance owing on account.

 2009 Loans Made By Officers, Directors, Shareholders

During 2009, the Company’s President and Director and Shareholder, Michael Kocan, made loans to the Company to assist its new operations for South Atlantic Traffic Corporation. Total amount of loans made were $90,625.80. Interest due on the notes is at the rate of 6%. The Company has paid $55,000 on the notes and the remaining balance is $35,625.80 as of February 8, 2010 and are current at this date... The notes are due on demand.

Table 2

		Paid		Accrued
Entity	Related Party	2008	2007	2008	2007

Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$195,250	$89,750	$50,000	$120,250
Tirion Group, Inc.	Rupert C. Johnson (2)	-0-	7,000	43,000	43,000
Melvena Alexander, CPA * ***	Melvena Alexander (3)	$108,875	$59,250	$-0-	$43,875
DLM Asset Management, Inc.	Dermot McAtamney (4)	33,535	55,200	-0-	3,300

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

Related Party Transaction(s) Involving Issuance of Shares both preferred and common, promissory notes, and convertible debentures as of December 31, 2007, with Dutchess Private Equities Fund, Ltd. (“Dutchess” or ”DPEF”), Douglas Leighton (“Leighton”) and Michael Novielli (“Novielli”, together with DPEF and Leighton, “Dutchess”) each with a business address of 50 Commonwealth Avenue, Suite #2, Boston, MA 02116.  Messrs. Leighton and Novielli are the Directors of DPEF.

Information required under this section can be found in previously filed documents:

Note: As reported by Mr. Alexander, the Company’s Chairman, Principle Executive Officer, and CFO, please see information contained in Form 13-D filed December 5, 2008, see Note (1) and in a Current Report on Form 8-K filed December 3, 2008 see Note (3).

Note: As reported by Dutchess please also see information contained in Form 13-D filed December 8, 2008, in a Current Report on Form 8-K filed December 3, 2008, see Note (3) in Current Reports on Form 8-K filed on March 27, 2007, June 19, 2007, and January 7, 2008, respectively see Note (4), and including information prior contained in Form 13-D filed on January 29, 2008 see Note (2).

Note (1)

As of the date of event which required filing of a statement on Schedule 13D on December 3, 2008, Mr. Alexander paid approximately $2,335.22 to purchase 2,335,215 shares of common stock, and 100,000 shares of Sub Series C-3 of Series C preferred stock (convertible into 1,000,000 shares of common stock) of the Company. No other funds or other consideration were used in making such purchases. Dennis R Alexander acquired beneficial ownership of the shares of common stock for investment purposes. As of December 3, 2008, Dennis R. Alexander beneficially owned 3,472,278 shares of common stock, consisting of 2,472,278 shares of common stock and Sub Series C-3 of Series C preferred stock convertible into 1,000,000 shares of common stock. Not reflected are 10,000 shares of common restricted stock under presently exercisable stock options which may be purchased by Mr. Alexander. Of the common shares 2,500 are held by Mr. Alexander’s wife and children.  The Company’s securities owned by Mr. Alexander as of December 3, 2008 represented approximately 58.81% of the issued and outstanding shares of the Company’s common stock.   Except as described herein and as previously disclosed in EGPI Firecreek’s United States Securities and Exchange Commission filings, in the sixty days prior to December 3, 2008, the Date of the event requiring the filing of this Statement, Dennis R. Alexander did not engage in any transactions involving the Company’s common stock.

Note (2)

As of the date of event which required filing of a statement on Schedule 13D on December 3, 2008, Dutchess used approximately $2,100,000 of its working capital to purchase 903,213,667 shares of common stock of EGPI Firecreek, Inc. and as an inducement for its past investments. No other funds or other consideration were used in making such purchases. In addition to the Common Stock described herein, Dutchess owns a promissory note in the principal face amount of $47,564.78 bearing interest at 12% per annum with the full amount of principal and interest due on or before May 18, 2008. Dutchess sold beneficial ownership of the shares of Common Stock to which this Statement relates for investment purposes.

As of December 3, 2008, DPEF owned 1,180,854 shares of EGPI Firecreek, Inc., common stock.  The EGPI Firecreek securities owned by Dutchess as of December 3, 2008 represented approximately 20% of the issued and outstanding shares of EGPI Firecreek common stock.  As of December 3, 2008, Leighton and Novielli had shared voting and dispositive power of each of the 1,180,854 shares of EGPI Firecreek common stock beneficially owned by Dutchess.  Except as described herein and as previously disclosed in EGPI Firecreek’s United States Securities and Exchange Commission filings, in the sixty days prior to December 3, 2008, the Date of the Event requiring the filing of this Statement, Dutchess did not engage in any transactions involving EGPI Firecreek common stock.

Note (3)

Settlement Agreement

On October 30, 2008, the Company disclosed on Current Report on Form 8-K that Mr. Dennis Alexander and Ms. Melvena Alexander (collectively, the “Alexanders”) resigned from their respective positions with the Company. In light of certain events surrounding the resignations, the Company and the Alexanders entered into a Settlement and Release Agreement in order to resolve their disputes (the “Settlement”). Pursuant to the Settlement, the parties agreed to the following: (i) that EGPI shall not challenge or delay the repossession through foreclosure of any collateral by Dutchess; (ii) That upon repossession by Dutchess of all EGPI assets, the $9,304,962 debt to Dutchess claimed in the Notice of Default and all obligations of EGPI to Dutchess under the Loan Agreements and Notice of Default shall be deemed fully satisfied, (iii) the Company issued a promissory note in favor of Dutchess Private Equities Fund, Ltd. (“Dutchess”) in the principal face amount of $47,564.78, in consideration of certain rights described below, bearing interest at the rate of 12% per annum and providing for monthly interest only payments for a period of six (6) months all due on or before June 2, 2009; (iv) Dutchess shall sell to Dennis Alexander or nominee for par value, of $0.001 per share all 100,000 shares of EGPI Preferred stock and 2.335,215 shares of EGPI common stock currently held by Dutchess such that Dutchess will retain 1,180,854 common shares representing a twenty percent (20%) equity interest in EGPI; and (v) The Company and Dutchess released one another from claims of any kind and nature in both law and equity.

In addition, the Company and Dutchess entered into that certain Oil and Gas Property Participation and Rights Agreement (“Participation Agreement”) whereby Dutchess granted EGPI, under certain circumstances a right of first refusal, as provided in Section VIII of that certain participation agreement between Success Oil Co. and EGPI and its wholly-owned subsidiary, Firecreek Petroleum, Inc., dated January 3, 2007;

On December 3, 2008, the Company received resignations from each of Douglas Leighton, Michael Novielli, Theodore Smith, and Douglas D’Agata as members of the Company’s board of directors, effective immediately. None of the resignation letters submitted to the Company by these individuals referenced any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. Further, on December 3, 2008, Mr. Douglas D’Agata resigned as the Company’s authorized officer effective immediately.

On December 3, 2008, Mr. Dennis Alexander was re-appointed to the Board of Directors of the Company and as the Chief Executive Officer and Chief Financial Officer. Further, on December 3, 2008, the following individuals were elected to the following positions:

Larry W. Trapp	67	Director, Executive Vice President, and Co-Treasurer
Mike Trapp	42	Director
Melvena Alexander	74	Secretary, Comptroller, and Co-Treasurer

Note (4)

On March 27 and December 26 of 2007, the Company issued to Dutchess two convertible debentures, one with a face value of $140,000 and the other with a face amount $500,000, to pay an incentive fee to the holder of the equity credit line. The debentures became convertible at the date of the issuances and mature in March 27, 2012 and December 26, 2014, respectively. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering and the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debentures please see information furnished in our Current Reports and Exhibits thereto on Form 8-K filed on March 29, 2007 and January 7, 2008, respectively.

On June 11, 2007 the Company issued to Dutchess a debenture in the face amount of $2,000,000 for acquisitions and working capital. The Debenture bears interest at 12% per annum and matures on June 11, 2014. For terms of the debenture please see information furnished in our Current Report on Form 8-K, and Exhibits thereto filed on Jun 11, 2007.

On December 26, 2007, EGPI Firecreek, Inc. the Company issued to Dutchess a debenture in the face amount of $2,100,000. The Debenture bears interest at 12% per annum and matures on December 26, 2014. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering and the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. For terms of the debenture please see information furnished in our Current Report on Form 8-K, and Exhibits thereto filed on January 7, 2008.

Unsecured, Demand Note Payable to John R. Taylor, President and Director, for loans made to Firecreek Petroleum, Inc. Total for the note is $316,483 at December 31, 2004. The note is current at March 31, 2005, and thereafter reduced to $59,531 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $15,162, and in Q2 2006 totaling $15,934. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $108,027 at December 31, 2006. The note is current at March 31, 2007, 2008, and as of February 5, 2009 has been paid down $51,750. The balance of the note is due on demand. On May 18, 2009, the Company retired this debt in full with the spinoff of Firecreek Petroleum, Inc. via an Agreement for the Exchange of Common Stock, which included all the debt held in the subsidiary. Please see our Current Report on Form 8-K filed on May 20, 2009, incorporated herein by reference.

Unsecured, Demand Note Payable to George B. Faulder IV, former Vice-President and Director, for loans made to Firecreek Petroleum. Total for the note is $59,389 at December 31, 2005. Additional loans were incurred in Q1 2006 totaling $19,189, and in Q2 2006 $3,862. The additional loans carry 6% interest rates. Total balance owed including interest at the rate of 6% is $68,084 at December 31, 2006. The note is current at March 31, 2007, 2008, and 2009. The note is due on demand. On May 18, 2009, the Company retired this debt in full with the spinoff of Firecreek Petroleum, Inc. via an Agreement for the Exchange of Common Stock, which included all the debt held in the subsidiary. Please see our Current Report on Form 8-K filed on May 20, 2009, incorporated herein by reference.

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

The Chief Executive Officer and shareholder of the Company provided corporate office space through 2007 and 2008 at no charge. There was no further agreement in place to pay for the premises. Through May 31, 2009 the premises continued to be provided free of charge. As of June 1, 2009 the Secretary, Comptroller, and shareholder of the Company charges $1400 per month, contracted quarterly, for approximately 1431 square feet being utilized for our Southwest headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. In the event that our facilities in Scottsdale should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

As of May 22, 2009 our headquarters for the Company’s Eastern based operations and M3 are located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, and are presently being provided on a co sharing basis free of charge by officers and shareholders of the Company. The approximate 1,000 square foot premises continue to be provided free of charge as of January 15, 2010. Prior to the acquisition by the Company, in 2008, the M3 relocated its headquarters to co-locate it with that of a company related by common ownership and management. Under this arrangement, the M3 received office space and support in addition to shared management in exchange for management fees paid to the related company. Management fees paid to the related company for these services totaled $20,453 during the year ended December 31, 2008. The Company paid a sales commission of $2,031 to a non-employee stockholder/director during the year ended December 31, 2008. In the event that our facilities in Atlanta should, for any reason, become unavailable, we believe that alternative facilities are available at reasonable rates.

Our wholly owned subsidiary operations for the SATCO headquarters are located at 2295 Towne Lake Pkwy. Suite 116 PMB 305Woodstock, GA 30189, with additional satellite offices in offices in Cocoa, FL / Englewood, FL / Woodstock, GA / Charlotte, NC. and Fayetteville N.C. The Company has non-cancelable operating leases, primarily for office space and certain office equipment. The operating leases generally contain renewal options for periods ranging from three months to two years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $65,840 and $59,478 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$68,728
2010	19,504
2011	2,073
2012	488
Thereafter	-
$90,793

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2008 and 2007 for audit, audit-related, tax and other services and the fees paid to M&K CPAS, PLLC related to fiscal 2009.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, L.L.C. succeeded by M&K CPA’S LLC independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2008 for professional services rendered by Donahue Associates, L.L.C. for the audit of the Company’s financial statements were $11,000 paid for in fiscal 2009. The fees billed to us by M&K CPAS, PLLC for services rendered related to the year ended December 31, 2009 were $40,000.

The fees for the fiscal year ended December 31, 2007 were $22,500 paid for in fiscal 2008. For quarterly review of interim financial statements filed on Form 10-QSB for fiscal 2008 and 2007, $6,000 and, $6,500 respectively, were paid.

Audit-Related Fees

Donahue Associates, L.L.C. and M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the years ended 2009 and 2008.

Tax Fees

Since November 2009 M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since December 22, 2003 Donahue Associates has not provided any professional services for tax compliance, tax advice and tax planning with the exception of consolidated tax returns for 2009 and 2008which were $450 and $450, respectively.

Other Fees

No other fees were paid to M&K CPA’s PLLC or Donahue Associates, L.L.C.

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

2.3
Plan and Agreement of Triangular Merger Between the Company, Asian Ventures Corp., M3 Lighting, Inc., and Strategic Partners Consulting, LLC, dated May 21, 2009 (filed on Exhibit 2.1 with the Current Report on Form 8-K, as amended, filed on May 27, 2009, June 24, 2009 Amendment #1, and August 4, 2009 Amendment #2, respectively, incorporated herein by reference).

3.1
Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 99.1 to Current Report on Form 8-K dated Feb. 15, 2005, filed February 22, 2005 and incorporated herein by reference).

3.2
Correction of Articles of Amendment to Articles of Incorporation of EGPI Firecreek Inc., filed with the Nevada Secretary of State on May 12, 2005 (filed as Exhibit 3.3 to a Quarterly Report on Form 10-QSB, filed on May 17, 2005, incorporated herein by reference).

3.3	Amended By-Laws of Registrant, dated July 1, 2004 (filed as Exhibit 2.2 to Current Report on Form 8-K dated June 4, 2004, filed July 15, 2004, and incorporated herein by reference).

3.4	Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 18, 2006 and incorporated herein by reference).

4.1	Certificate of Designation with respect to Series C Preferred Stock, dated May 20, 2009 (filed as exhibit 4.1 to Current Report on Form 8-K dated May 27, 2009, and incorporated herein by reference).

5.1	Consent of Gersten, Savage, LLP (filed as Exhibit 5.1 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

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

10.15
Fee Protector Agreement dated June 14, 2005, by and between the Company and DLM Asset Management, Inc. (filed as an Exhibit to the Current Report on Form 8-K/A dated June 20, 2005 and incorporated herein by reference).

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

10.24
Placement Agent Agreement dated June 28, 2005, by and between the Company, U.S. Euro Securities and Dutchess Equities Fund II L.P. (filed as Exhibit 10.24 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

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

10.32
Oil and Gas Participation and Rights Agreement (the “Participation Agreement”) between the Company and Dutchess Private Equities Fund, Ltd. dated December 3, 2008 (filed on Exhibit 10.32 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.33
Advisory Services Agreement between EGPI Firecreek, Inc. and Joseph M. Vasquez dated February 1, 2009 (filed on Exhibit 10.33 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.34
Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., (filed on Exhibit 10.34 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.35	Current Report on Form 8-K, filed on December 3, 2008, incorporated herein by reference

10.36
Sale / Assignment of 100% of Firecreek Petroleum, Inc. subsidiary dated May 18, 2009 (filed as Exhibit 10.1through 10.5 to a Current Report on Form 8-K, filed on May 20, 2009, and incorporated herein by reference).

10.37
Modification and extension of Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., (filed in a Current Report on Form 8-K, filed on June 18, 2009, and incorporated herein by reference).

10.38	Promissory Note Agreement between the EGPI Firecreek, Inc. and Thomas J. Richards, (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on June 18, 2009, incorporated herein by reference).

10.39
Fee Agreement dated July 2, 2009, by and between the Company and Joseph Gourlay and Stewart Siller, (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on July 31, 2009, incorporated herein by reference).

10.40
Modification and Extension  of Promissory Note Agreement between EGPI Firecreek, Inc. and Thomas J. Richards (filed as information in a Current Report on Form 8-K, filed on September 21, 2009, incorporated herein by reference).

10.41
Stock purchase agreement Effective as of November 4, 2009, (relating to the acquisition of South Atlantic Traffic Corporation) (filed as Exhibits 10.1 through 10.8 to a Current Report on Form 8-K, as amended, filed on November 12, 2009, and January 22, 2010 Amendment #1, respectively, incorporated herein by reference).

10.42
Factor Agreement for accounts receivable based credit facility financing dated November 3, 2009 (factor lender Creative Capital Associates, Inc. in conjunction with Benefactor Funding Corp. relating to the acquisition of South Atlantic Traffic Corporation) (filed as Exhibit 10.9 to a Current Report on Form 8-K, as amended, filed on November 12, 2009, incorporated herein by reference).

10.43
Pending Agreement dated December 18, 2009 (relating to the acquisition of all of the issued and outstanding membership interests of Sierra Pipeline, LLC) (filed as Exhibit 10.1 to a Current Report on Form 8-K, as amended, filed on December 29, 2009, incorporated herein by reference).

10.44
Corporate Advisory Agreement between the Company and Steven Antebi or nominee dated December 9, 2009 and effective December 18, 2009 (filed as Exhibit 10.9 to a Current Report on Form 8-K Amendment #1, filed on January 6, 2010, and incorporated herein by reference).

10.45
Acquisition of 50% Working Interests between the Company and Whitt Oil and Gas, Inc. dated December 22, 2009, and effective on December 31, 2009 (filed as Exhibits 10.2 through 10.8 to a Current Report on Form 8-K, filed on December 29, 2009, as amended, and as Exhibit 10.10 to a Current Report on Form 8-K Amendment #1, filed on January 6, 2010, incorporated herein by reference).

10.46
Pending Agreement dated January 15, 2010 (relating to the acquisition of all of the issued and outstanding capital stock of Southwest Signal, Inc.) (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on January 22,  2010, as amended, and February 8, 2010 Amendment #1, respectively, incorporated herein by reference).

10.47
Agreement for financing dated January 15, 2010 (financing with St. George Investments, LLC and relating to the acquisition of Southwest Signal, Inc.) (filed as Exhibits 10.2 through 10.9 to a Current Report on Form 8-K, filed on January 22,  2010, as amended, and as Exhibit 10.10 February 8, 2010 Amendment #1, respectively, incorporated herein by reference).

10.48
Stock Purchase Agreement, dated March 3, 2010 (relating to the acquisition of Redquartz Ltd) (filed on Exhibits 10.1 through 10.3 to a Current Report on Form 8-K dated March 11, 2010, and incorporated herein by reference).

14	Code of Ethics filed on Exhibit 14 with the Report on Form 10-KSB filed on April 27, 2004, and incorporated herein by reference.

21	Updated List of Subsidiaries filed herewith as an Exhibit to this report.

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

99.1	Annual Report on Form 10-KSB/A, Amendment No. 3, for the fiscal year ended December 31, 2006, filed on April 11, 2008, and incorporated herein by reference.

99.2	Annual Report on Form 10-KSB/A, Amendment No. 1, for the fiscal year ended December 31, 2007, filed on July 24, 2008, and incorporated herein by reference.

99.3	Annual Report on Form 10-KSB/A, Amendment No. 4, for the fiscal year ended December 31, 2008, filed on March 23, 2010, incorporated herein by reference.

PART F/S FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 14, 2010 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Dennis R Alexander	Chief Executive Officer and Chairman of	April 15, 2010
Dennis R Alexander	the Board of Directors, CFO

/S/ Michael Kocan	Director and President	April 15, 2010
Michael Kocan	And Chief Operating Officer

/s/ Robert S. Miller Jr.	Director and	April 15, 2010
Executive Vice President,

s/s David H. Ray Jr.	Director and Executive Vice President	April 15, 2010
David H. Ray Jr.	And Treasurer

/s/ Brandon D. Ray Jr.	Director and	April 15, 2010
Brandon D. Ray Jr.	Executive Vice President of Finance

s/s Larry W. Trapp	Director and	April 15, 2010
Larry W. Trapp	Executive Vice President

/s/ Michael Trapp	Director	April 15, 2010
Michael Trapp

/s/ Garrett Sullivan	Director	April 15, 2010
Garrett Sullivan

s/s Michael D. Brown	Director	April 15, 2010
Michael D. Brown