Form 10-Q
period 2010-03-31
EGPI FIRECREEK, INC.
filed 2010-05-24
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
 (Registrant’s Telephone Number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

As of May 21, 2010, the registrant had 181,401,746 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 5,000 shares of Series C preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
March 31, 2010

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	Unaudited
	31-Mar-10	31-Dec-09
ASSETS

Current assets:
Cash	$613	$17,625
Accounts receivable, net of allowance	484,443	739,166
Inventory	58,834	66,290
Prepaid expenses	50,766	47,566
Total current assets	594,656	870,647

Other assets:
Trade name, net of amortization	640,703	653,921
Customer list, net of amortization	154,772	158,939
Goodwill	2,001,840	2,001,840

Oil and natural gas properties (successful efforts method of accounting):
Proved, net of accumulated depletion, depreciation, and amortization	225,000	225,000

Fixed Assets, net	41,467	49,319
Total other assets	3,063,782	3,089,019

Total assets	$3,658,438	$3,959,666

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$2,912,630	$2,729,515
Notes payable and convertible notes	4,965,242	941,990
Advances & notes payable to shareholders	161,291	240,918
Derivative liabilities	41,850	0
Total current liabilities	8,081,013	3,912,423

Total liabilities	8,081,013	3,912,423

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend. 5 thousand shares outstanding	0	0
Common stock- $0.001 par value, authorized 1,300,000,000 shares, issued and outstanding, 76,460,069 at March 31, 2010 and 51,455,743 at December 31, 2009	1,454,503	1,429,499
Additional paid in capital	21,610,642	25,283,090
Other comprehensive income	67,279	0
Common stock subscribed	240,876	0
Accumulated deficit	(27,795,875)	(26,665,346)
Total shareholders' deficit	(4,422,575)	47,243

Total liabilities & shareholders' deficit	$3,658,438	$3,959,666

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Unaudited 31-Mar-10	Unaudited 31-Mar-09
Revenues
Gross revenues from sales	$508,660	$0
Cost of sales	433,328	0
Net revenues from sales	75,332	0

General and administrative expenses:
General administration	885,046	187,618
Total general & administrative expenses	885,046	187,618

Net loss from operations	(809,714)	(187,618)
Other revenues and expenses:
Gain (loss) on asset disposal	1,672	0
Loss on Retirement of debt	(278,737)	0
Gain (loss) on derivatives	68,801	0
Interest expense	(112,551)	(7,215)
Net income (loss) before provision for income taxes	(1,130,529)	(194,833)

Provision for income taxes	0	0

Net income (loss)	$(1,130,529)	$(194,833)

Other comprehensive income (loss)

Gain (loss) from Foreign exchange translation	(67,279)	0

Total comprehensive income (loss)	$(1,063,250)	$(194,833)

Basic and fully diluted net loss per common share:
Net loss per share - continuing operations	$(0.02)	$(0.02)
Net loss per share	$(0.02)	$(0.02)

Weighted average of common shares outstanding:
Basic and fully diluted	66,849,412	8,459,884

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Unaudited		Unaudited
	31-Mar-10		31-Mar-09
Operating Activities:
Net loss		$(1,063,250)		$(194,833)
Adjustments to reconcile net loss items not requiring the use of cash:
Capital stock issued for services		287,950		0
Derivative		41,850		7,215
Note Payable Discount		(26,565)		141,434
Depreciation of intangibles		17,385		0
Depreciation and amortization PPE		9,525		0
Gain/Loss on disposal of debt		278,737		0
Gain/Loss on disposal of fixed assets		(1,673)
Changes in other operating assets and liabilities:
Accounts receivable		254,723		0
Inventory		7,456		0
Accounts payable and accrued expenses		(51,708)		12,387
Prepaid expenses		(3,200)
Net cash used by operations		(248,770)		(33,797)

Investing activities:
		0		0
Net cash used for investing activities		0		0

Financing Activities:
Proceeds from sale of stock		70,004		0
Borrowings on debt		1,268,471		0
Principal payments on debt		(1,039,438)		31,607
Net cash provided by financing activities		299,037		31,607

Gain due to foreign currency translation		67,279

Net decrease in cash during the period		$(17,012)		$(2,190)

Cash balance at January 1st		17,625		2,230

Cash balance at March 31st		$613		$40

Supplemental disclosures of cash flow information:
Interest paid during the year- discontinued component	$		$
Income taxes paid during the year	$		$

Non-cash activities:

Common stock issued for:
Debt conversion		542,481		-
SATCO acquisition				-
M3 acquisition				-
Exchange of PP&E for loan payable				-
Net asset value of subsidiary spin-off				-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Common Shares	Par Value	Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Common Stock Subscribed	Total
Balance at December 31,2009	51,455,743	1,429,499	25,283,090	(26,665,346)	-	-	47,243
Issued shares for services	4,650,000	4,650	196,154	-			200,804
Stock subscriptions paid	1,333,467	1,333	47,338				48,671
Issued shares for debt	19,020,859	19,021	548,460				567,481
Other Comprehensive Loss					67,279		67,279
Acquisition of subsidiary			(4,464,400)				(4,464,400)
Commons Stock Subscribed						240,876	240,876
Net loss for the period				(1,130,529)			(1,130,529)
Balance at March 31, 2010	76,460,069	1,454,503	21,610,642	(27,795,875)	67,279	240,876	(4,422,275)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND MARCH 31, 2009

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

In December 2009, the Company’s wholly owned subsidiary Energy Producers, Inc. acquired 50% working interests and corresponding 32% net revenue interests in oil and gas leases, reserves, and equipment located in West Central Texas. The Company entered into a turnkey work program included for three wells located on the leases.

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 100,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary.

Consolidation - the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances have been eliminated.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2009.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include.  Actual results may differ from these estimates.

Revenue and Cost Recognition - Revenue is recognized from oil & gas sales at such time as the oil & gas is delivered to the buyer. For its producing activities, the Company uses successful efforts costing.

Sales from South Atlantic Traffic Company revenues are recognized at the time product has been delivered to the customer. Sales are recorded net of discounts or other adjustments which may be applied to the gross sales price. Customer sales are specialty orders drop-shipped from the manufacturer.   Accordingly, all sales are final upon delivery to the customer under the terms of the sales order.  The Company’s policy is not to grant customer refunds. Customer deposits received upon execution of a sales order are recorded as revenue upon completion of the sale.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2010 or December 31, 2009.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $377,762 at March 31, 2010 and $651,913 at December 31, 2009.

Inventory - Inventories consist of merchandise purchased for resale and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Prepaid Expenses - Prepaid expenses are recorded at cost for payments for goods and services purchased during an accounting period but not used or consumed during that accounting period. The costs are amortized over time as the benefit is received onto the income statement.

Oil and Gas Activities - The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2009 after conducting an impairment analysis, the Company did not record impairment as the PV 10 value as our reserves exceeded our cost.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2010, the ARO of $4,337 is included in accrued expenses and fixed assets.

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

Stock-Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is also used for our valuation of warrants.

Earnings Per Common Share - Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive earnings per common share reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.  Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

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

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Intangible assets – Trade Name $661,000, Customer List $163,000, Goodwill $2,004,340 = Total $2,828,340

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

Fixed Assets - Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Computer hardware & software	3 years
Improvements & furniture	5 years
Well equipment	7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred.

Impairment of Long-Lived Assets - The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

As of March 31, 2010, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the period ended March 31, 2010 the Company recorded amortization of our intangibles of $17,385, and amortization of $11,140 at December 31, 2009.

Foreign currency translation -  The Company’s functional currency is the U.S dollar. We have an obligation related to our acquisition of Red Quartz as discussed in Note 6 which is denominated in Euro’s. The change in currency valuation from our reporting this obligation in U.S dollars is reported as a component of other comprehensive income consistent with the relevant accounting literature.

Income taxes - The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

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

Foreign Currency Translation and Transaction -  The financial position at present for the Company’s foreign subsidiary Redquartz LLC, established under the laws of the Country of Ireland are determined using (U.S. dollars) reporting currency as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations (if and when incurred) will be pursuant to current accounting literature.

Derivative Financial Instruments -The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option−based derivative financial instruments, the Company uses the Black−Scholes model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net−cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Adopted and Recently Enacted Accounting Pronouncements

        In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

        In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

        Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

        In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

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

3. Common and Preferred Stock Transactions

In the first quarter 2010, the Company issued 4,650,000 shares of common stock for services valued at $205,450. The shares were issued to various business consultants, advisors, and legal consultants for assisting the Company’s growth plan. We used the closing share price on the date of grant for valuation of the expense.

In the first quarter 2010, the Company issued 19,020,859 shares of common stock to extinguish debt of $429,148.

In the first quarter of 2010, the Company issued 1,333,467 shares of common stock for subscription price of $50,004.

In the first quarter of 2010, 100,000  shares were agreed to be issued to Red Quartz in conjunction with the acquisition. These shares have not yet been issued and are portion of common stock subscribed.

Common stock subscribed consists of shares that are agreed to be issued for debt and the Red Quartz acquisition. The balances consist of 8,581,000 shares not yet issued for debt forgiveness and 100,000 shares to be issued to Red Quartz.

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

5. Fixed Assets and Oil and Gas Properties

The following is a detailed list of fixed assets:

	31-Mar-10	31-Dec-09
Property and Equipment	$ 101,520	$ 109,488
Well leases	150,263	163,500
Well equipment	74,737	61,500
Asset Retirement Obligation	4,337	4,337
Accumulated depreciation & depletion	(64,390)	(64,506)

Fixed assets- net	$266,467	$274,319

6.  Options & Warrants Outstanding

 All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at March 31, 2010 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 5.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2009	6,566,310	$1.18533	2.89

Issued	0
Exercised	0
Expired	0

Outstanding at March 31, 2010	6,566,310	$1.18533	2.64

There were no options or warrants granted during the three months ended March 31, 2010. During 2009 we granted 6,500,000 warrants. 500,000 warrants were granted to a consultant pursuant to an advisory agreement with an exercise price of $1.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $7,934.

During 2009 we granted 6,000,000 to continue to try and improve our relationship with our debt holders. There were two issuances of 3,000,000. The first issuance included an exercise price of $1.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $25,550. The second issuance included an exercise price of $1.25 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $20,553.

The estimated total value of the above warrants was $54,037 and this value was expensed during 2009.

 7. Acquisition of M3 Lighting, Inc. (M3), South Atlantic Traffic Corporation (SATCO), and Redquartz LTD (RQTZ)

2010

i)
On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 100,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary.

2009

i)
On May 21, 2009, The Company, Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company. The acquisition has been accounted for at cost basis with no step up in purchase price due to M3 no having ongoing operations as a development stage company and no meeting the definition of a business. We gave 14,320,808 shares of our commons stock to acquire M3. No pro-forma is necessary as given the development stage nature of this Company the results of our operations would not materially change had the acquisition occurred at the beginning of the prior year.

ii)
On November 4, 2009, the Company, Bob Joyner, a Florida resident ("Joyner"), Stewart Hall, a North Carolina resident ("Hall"), Hunter Intelligent Traffic Systems, LLC, a Georgia limited liability company (“Hunter”) and South Atlantic Traffic Corporation, a Florida corporation ( “SATCO”), executed a Stock Purchase Agreement (the "Agreement") whereas the Registrant acquired all of the outstanding stock and interests held in SATCO. A copy of the Agreement was attached as an exhibit to our Current Report filed with the Commission on November 12, 2009. The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States (GAAP). Under the purchase method of accounting, in accordance with ARC 805, the assets and liabilities of SATCO are recorded as of the acquisition date at their respective fair values, and consolidated with the Company’s assets and liabilities.

The Agreement calls for the following material terms:

I. Purchase of Stock, Purchase Price:

1. The Registrant agreed to pay to the Sellers aggregate consideration of $2,326,300 (the "PURCHASE PRICE"), adjusted to $2,058,373 as a result of the estimated make whole provision below by delivery of:

(a) Cash in available funds equal to the greater of: (i) sum of Fifty Percent (50%) of SATCO’s available cash balance at Closing plus Twenty-Five Percent (25%) of SATCO’s trade accounts receivables aged less than Ninety (90) days past due at Closing with an additional amount to be negotiated for the outstanding retainage and imminent collections of receivables over 90 days old as negotiated prior to Closing; which was (ii) $600,000.

(b) Promissory notes issued to each Seller in the aggregate principal amount of Five Hundred Sixty Three Thousand One Hundred US Dollars ($563,100.00) (the “PROMISSORY NOTES”). The Promissory Notes will accrue interest at a rate of Nine Percent (9%) per annum and will amortize with a principal and interest payment at the First Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest, a principal and interest payment at the Second Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest and a Final Payment of the Outstanding Balance of the Promissory Notes plus any unpaid interest on the Third Anniversary Date of the Transaction.

 (c) 2,908,000 shares of the Registrant’s common stock issued to the Sellers pro rata based on their ownership in SATCO representing $1,163,200.00 in value at a price per share of $0.40 ("STOCK CONSIDERATION").

(d) Principal and interest on the Promissory Notes will be allocated to the Sellers pro rata based on their equity ownership SATCO. The Promissory Notes carry a cumulative claw-back feature (the “Claw Back”) for the term of the Promissory Notes listed in the agreement.

(e) Stock consideration shall be issued at closing as follows: The Purchaser shall issue to the Sellers an aggregate of 2,908,000 shares of its Common Stock (“the “STOCK CONSIDERATION”) the total Stock Consideration to be paid to the Sellers based upon a share price of Forty Cents ($0.40) per share.

(f) Stock Consideration issued at Closing will carry a make whole provision (the “Make Whole”). It is the parties’ intention that the Proposed Transaction will be structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Make Whole provides down-side protection against a decline in the Registrant’s common share price. The Make Whole is available only for shares held from the Stock Consideration by the Seller for a period of one year following Closing. In the event that the Market Price Per Share of the Stock Consideration during the thirty (30) consecutive trading days immediately prior to the first anniversary of the Closing (the “Make Whole Date”) is less than $.40, the Registrant would, at the Registrant’s option, either issue to Sellers that number of additional shares of EGPI common stock equal to (1) the number of shares of EGPI common stock comprising the Stock Consideration held at the Make Whole Date, multiplied by $.40, less (2) the number of shares of EGPI common stock comprising the Stock Consideration held at the Make Whole Date, multiplied by the Market Price Per Share of the Stock Consideration on the Make Whole Date. Notwithstanding the foregoing, the Registrant’s obligation to make any adjustment pursuant to the preceding sentence shall terminate in the event that, at any time prior to the Make Whole Date, the aggregate Market Price Per Share of the Registrant’s common stock during any twenty consecutive trading days exceeds $.75. The termination of the Make Whole mechanism will only apply if the Sellers’ shares are registered during the entire twenty consecutive trading days period, during which the Market Price Per Share of the Registrant’s common stock exceeds $.75, by virtue of eligibility and effectiveness of either i) 144 legend removal or ii) self imposed registration process by the Registrant.

A breakdown of the purchase price is as follows:

Cash consideration paid	$600,000
Promissory note to Sellers	295,173
Shares issued	174,480
Contingent consideration liability - make whole provision (accounted for in equity)	988,720
Contingent asset – claw back provision	-
Total purchase price	2,058,373

Final Purchase Price Allocation:

Current assets	$1,425,881
P Property, plant and equipment	85,530
Trade name	661,000
Customer relationships	163,000
Assumed liabilities	(2,278,878)
Goodwill	2,001,840
Total purchase price	$2,058,373

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the twelve month periods below.
	EGPI Firecreek, Inc. Three Months Ending 31-Mar-09	South Atlantic Traffic Corporation Three Months Ending 31-Mar-09	Adjustments	Combined
Revenues
Sales	$-	$2,972,374	$-	$2,972,374
Cost of goods sold	-	2,463,863	-	2,463,863
Gross profit	-	508,511	-	508,511

Operating expenses
Selling, general and administrative	187,618	378,232	-	565,850
Depreciation	-	11,115	-	11,115
Total operating expenses	187,618	389,347	-	576,965

Net loss from operations	(187,618)	119,165	-	(68,453)

Other income (expenses)
Disposal of assets	-	-		-
Interest expense, net	(7,215)	(7,114)		(14,329)
Total other income (expenses)	(7,215)	(7,114)	-	(14,329)

Net loss before provision for income taxes	(194,833)	112,051	-	(82,782)

Provision for income taxes	-	-	-	-

Net income (loss)	$(194,833)	$112,051	$-	$(82,782)

Basic & fully diluted loss per share				$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted				8,459,884

8. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at March 31, 2010:

Deferred Tax asset	$680,625
Valuation allowance	(680,625)
Net deferred tax assets	0

The Company estimates that it has an NOL carryfoward of approximately $3,363,392 that begins to expire in 2026.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2002 to December 31, 2009 may be subject to IRS audit.

9.  Related Party Transactions

During fiscal year 2009, three shareholders had unsecured non-interest bearing advances receivable from the Company. Imputed interest at a rate of 10% was immaterial on these advances which total $161,291 at March 31, 2010 and $240,918 at December 31, 2009.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC), Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company and M3 since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company and M3 are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and is being currently billed at the rate of $20,833 per month. The ASA is current as of March, 2010, with $35,200 being paid to SPC to for the three months ending March 31, 2010, with a balance payable due in the amount of approximately $42,997 running balance owing on account.

10. Notes Payable

At March 31, 2010, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of	Date Obligation	Interest		Balance Due
Obligation	Matures	Rate (%)		03/31/10 ($)
9/17/2009	9/17/2010	12		$11,350
5/29/2009	9/17/2010	12	*	23,516
9/17/2009	9/17/2010	18	*	3,293
11/4/2009	11/4/2012	9		98,391
11/4/2009	11/4/2012	9		98,391
11/4/2009	11/4/2012	9		98,391
12/22/2009	6/22/2010	20		50,000
12/22/2009	6/22/2010	20		50,000
12/22/2009	6/22/2010	20		50,000
12/22/2009	6/22/2011	8		120,000
12/7/2007	12/7/2010	9		55,149
1/15/2010	7/15/2010	18		142,569
3/1/2009	3/31/12	10		4,325,483
				$5,126,533

* Compounded

Notes:

On January 15, 2010, the Company received cash proceeds of $86,000 from the same investor discussed above in exchange for the issuance of a Convertible Promissory Note (“Convertible Note”) and a registration rights agreement (“RRA”).  The Convertible Note has no specified interest rate and is scheduled to mature six months from the closing date.  At the investor’s option, the outstanding principal amount, including all accrued and unpaid interest and fees, may be converted into shares of common stock at the conversion price, which is 75% of the lower of (a) $0.08 per share; or (b) the lowest three-day common stock volume weighted average price during the prior twenty business days. In addition, if the Company sells common shares or securities convertible into common shares, the Conversion Price shall become the lower of: (a) the conversion price in effect immediately prior to the sale of securities; or (b) the conversion price of the securities sold.   Finally, upon the occurrence of Trigger Events, as defined, (a) the outstanding principal amount will increase no more than two times by 25%; and (b) default interest will accrue at the rate of 18%

Upon occurrence of an Event of Default (various specified events), the Lender may (a) declare the unpaid principal balance and all accrued and unpaid interest thereon immediately due and payable; (b) at anytime after January 31, 2010, immediately draw on the LOC to satisfy EGPI’s obligations; and (c) interest will accrue at the rate of 18%.

Upon occurrence of a Trigger event: (a) the outstanding principal amount will increase by 25%; and (b) interest will accrue at the rate of 18%. The Trigger Event effects shall not be applied more than two times. There are various Trigger Events, including (a) the five-day common stock VWAP declines below $0.04; (b) the ten-day average daily trading volume declines below $5,000; (c) a judgment against EGPI in excess of $100,000; (d) failure to file a registration statement on time; (e) failure to cause a registration statement to become effective on time; (f) events of default; and (g) insufficient authorized common shares.

During the first quarter the Company tripped two trigger events and incurred resulting penalties and incremental debt obligation. Based on the indeterminable amount of shares that can be issued under the VWAP formula (no cap on shares that could be issued, and penalties and interest having been added to the principle amount of the convertible note then eligible due the triggering events, and other factors, derivative treatment associated with the original note balances became applicable under EITF 00-19, and caused reclassification of other equity (warrants and options outstanding) of the Company, including Note 2 below:

Note 2: During December 2009 we also issued $150,000 of notes that will become convertible either at maturity in June 2010 or upon an event of default. The Company evaluated these notes and for the period ended December 31, 2009determined since the note is currently not convertible no beneficial conversion feature or derivative exists within this note. The Company also granted warrants to these note holders as noted previously in these footnotes. These warrants were not attached to the debt and as a result were expensed when issued and not treated as a discount to the notes. Based upon analysis of the terms of conversion for the notes, the contingent optional conversion is deemed to be within the control of the Company. Accordingly, pursuant to the guidance of ASC 470-20-40-5 through 40-10, these do not represent a substantive conversion feature. As such there was no beneficial conversion feature for accounting purposes until conditions change either triggering the conversion option or making a conversion thereto more likely. For the period ended December 31, 2009, other feature of the notes, and the warrants, such as anti-dilution features did not carry the attributes under EITF 07-05 that would have then caused the instrument(s) to become a derivative. The other notes listed above did not contain conversion features.

However, upon the issuance on January 15, 2010of the $86,000 instrument stated above with the VWAP driven conversion feature, the warrants were required to be treated as a derivative pursuant to 00-19 Reclassification of Contracts. The classification of a contract should be reassessed at each balance sheet date and should be reclassified as of the date of the event that caused the reclassification. Therefore the Company then determined the fair value of the warrants using black-scholes and then used the relative fair value basis to allocate against proceeds received in order to determine the amount to be allocated to additional paid in capital under EITF 00-27. The Company first allocated the proceeds received in the financing transaction that incudes any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis and then the 98-5 model was applied to the amount allocated to the convertible instrument, used to measure the intrinsic value of the embedded conversion option. The amount attributed to the warrants was treated as a discount on the note, and amortized under the interest method over the remaining term of the note.

Note 3: During 2009 we received cash proceeds for debt obligations of $933,133.

Note 4: Although a portion of our debt is not due within 12 months given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all treated as current liabilities.

11. January 15, 2010 Financing

Secured Note

On January 15, 2010, the Company received cash proceeds of $1,000,000 from an investor in exchange for the issuance of a Secured Promissory Note (“Secured Note”) and a Funding and Letter of Credit Agreement (“LOC”).  The Secured Note had no specified interest rate unless an event of default which then becomes 18%, and was scheduled to mature at the earlier of (a) February 15, 2010, or (b) upon the closing of a specified investment.  The LOC provides for $925,000 of the investor’s funds to be deposited with a bank which will, in turn, issue a $925,000 letter of credit in favor of the investor, as security for the repayment of the Secured Note.  Upon occurrence of an Event of Default, as defined, the Lender may (a) declare the unpaid principal balance and all accrued and unpaid interest thereon immediately due and payable; (b) at anytime after January 31, 2010, immediately draw on the LOC to satisfy the Company’s obligations; and (c) interest will begin to accrue at the rate of 18%.  On or about February 22, 2010, the Company indirectly via its pending third party acquisition candidate Southwest Signal, Inc,, and through its line of credit repaid its obligation under the Secured Note. Southwest Signal, Inc. is not a subsidiary of the Company as of May 21, 2010.

Convertible Note/ Derivative

On January 15, 2010, the Company received cash proceeds of $86,000 from the same investor discussed above in exchange for the issuance of a Convertible Promissory Note (“Convertible Note”) and a registration rights agreement (“RRA”).  The Convertible Note has no specified interest rate and is scheduled to mature six months from the closing date.  At the investor’s option, the outstanding principal amount, including all accrued and unpaid interest and fees, may be converted into shares of common stock at the conversion price, which is 75% of the lower of (a) $0.08 per share; or (b) the lowest three-day common stock volume weighted average price during the prior twenty business days. In addition, if the Company sells common shares or securities convertible into common shares, the Conversion Price shall become the lower of: (a) the conversion price in effect immediately prior to the sale of securities; or (b) the conversion price of the securities sold.   Finally, upon the occurrence of Trigger Events, as defined, (a) the outstanding principal amount will increase no more than two times by 25%; and (b) default interest will accrue at the rate of 18%.

The RRA provides both mandatory and piggyback registration rights.  The Company is obligated to (a) file a registration statement for 2,000,000 common shares (subject to adjustment) no later than 14 days after the closing date, and (b) have it declared effective no later than the earlier of (i) five days after the SEC notifies the Company that it may be declared effective or (ii) 90 days from the closing date.  The Company is obligated to pay the investor a penalty of $100 for each day that it is late in meeting these obligations. The Company’s registration statement was filed late and on March 18, 2010 it was withdrawn.

During the three months ended March 31, 2010, the maximum of two Trigger Events occurred, which increased the outstanding principal amount of the Convertible Note by approximately (a) $22,000 and $27,000 of trigger penalties; (b) $4,000 of interest at the trigger rate of 18%; and (c) $5,000 of penalties associated with the RRA. As a result, the outstanding principal amount of the Convertible Note is approximately $143,000 as of March 31, 2010.  (Note: The Company, as of May 14, 2010 received a preliminary waiver from the investor, subject to formal signed documentation, for stopping future penalties based on approved negotiations which will include removal of Section 4a. of the Convertible Promissory Note Agreement, insertion of a stated floor, interest rate of 9%, and a cap on the amount of shares to be issued so as not to be an indeterminable amount.)

Aggregate note discounts of approximately $26,565 have been recorded, which represent the initial fair values of the beneficial conversion feature associated with the outstanding principal amount of the Convertible Note.  The note discount is being amortized using the interest method over the six month duration of the Convertible Note and interest expense of approximately $56,570 was recognized during the three months ended March 31, 2010.

The value of the beneficial conversion feature (expected term of 0.5 years; risk-free rate of 0.15%; and volatility of 95%) of approximately $41,850 has been classified as a derivative liability because (a) the Convertible Note provides conversion price protection; and (b) the quantity of shares issuable pursuant to the beneficial conversion feature is indeterminate.  In addition, because the potential share issuance is now indeterminate, the approximately $21,000 aggregate value of the warrants (volatility of 95%) to purchase an aggregate of 6,566,310 shares of common stock which were outstanding as of January 15, 2010 (plus all futures issuances) was reclassified from equity to derivative liabilities.  On the March 31, 2010 reporting date, the derivative liabilities were revalued (volatility of 95%) and the approximately $68,801 reduction in the value of the derivative liabilities was recorded as a benefit on the statement of operations.

Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month; (b) a one-time issuance of 6,000,000 shares of restricted common stock; and (c) three-year options to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.  The options and the conversion option associated with the cash fees were determined to be derivative liabilities due to the indeterminate potential share issuance associated with the securities issued pursuant to the January 15, 2010 financing. The derivative was valued using the Black Scholes Model.

As of March 31, 2010, the approximately $25,000 value of the conversion option (expected term of 1.4 years; risk-free rate of 0.72%; and volatility of 95%)  associated with the $20,000 of aggregate outstanding cash fees was recorded as general administration expense in the statement of operations and a derivative liability on the balance sheet.  Through March 31, 2010, the Company recognized approximately $14,000 of general administration expense, with a corresponding credit to paid-in-capital, which represented one-twelfth of the approximately $165,000 March 1, 2010 value of the 6,000,000 shares of restricted common stock, which is being amortized over the expected one year service period.  As of March 31, 2010, the value of the three-year options (expected term of 0.9 years; risk-free rate of 1.02%; and volatility of 95%) was negligible.

12. Concentrations and Risk

Customers

During the year ended December 31, 2009, and for the three months ended March 31, 2010, revenue generated under the top five customers accounted for 45% and 73% of the Company’s total revenue. For the year ended December 31, 2009, and for the three months ended March 31, 2010 three customers accounted for 29% and 72% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 27% of its products from one manufacturer in the United States and for the three months ending March 31, 2010. Management believes this poses no business risk as the Company believes alternative product sources are readily available if needed.

13. Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In April 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Acuity Brands Lighting Inc. (“Acuity”) is seeking a judgment to collect amounts owed to Acuity by SATCO. Acuity is seeking an amount of $156,000 plus accrued interest of $19,000, which has been accrued and properly recorded as a liability and interest payable to Acuity.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

14. Subsequent Events

In April 2010, the Company issued 70,608,344 shares of common stock to various entities to reduce debt owed to a debt holder.

In April 2010, the Company issued 8,500,000 shares of common stock to a consultants and advisors for services rendered.

In May 2010 the Company issued 1,000,000 share of common stock to an accredited individual for working capital in behalf of its M3 subsidiary.

In May 2010 the Company issued 24,833,333 shares of common stock to various entities to reduce debt owed to a debt holder.

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

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, and including any new or pending acquisitions discussed herein, and those business activities and developments related to our newest M3 and SATCO strategy and operations, and new acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays  in connection with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2010 and March 31, 2009.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.

There was $508,660 in revenues generated from the Company’s sales activities in the quarter ended March 31, 2010 compared to no revenues in same quarter of 2009. Cost of goods sold in the quarter ended March 31, 2010 was $433,328 and $0 in the same period of 2009, producing gross profits of $75,332 for the first quarter of 2010 and $0 for the same period in 2009.

General administrative expenses were $885,046 in for the three months ended March 31, 2010 compared to $187,618 for the three months ended March 31, 2009.  The increase in these expenses is due to the additional subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Mar-10	31-Mar-09

Advertising & promotion	$866	$55,063
Administration	168,930	6,125
Consulting	171,015	70,820
Depreciation/Amortization	17,385	0
Investor incentives/commissions	200,086	9,000
Professional fees	105,170	46,610
Rent/Utilities	22,676	0
Salaries	198,918	0
Total	$885,046	$187,618

Promotional fees of $866 were incurred in stock promotional activities.

Consulting fees of $171,015 were incurred for business advisory services.

Professional fees of $105,170 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries.

Investor incentive fees of $200,086 were incurred in regards to funding activities.

After deducting general and administrative expenses, the Company experienced a loss from operations of $809,714 for the three months ended March 31, 2010 compared to a loss of $187,618 for the same period last year.

Interest expense for the three months ended March 31, 2010 was $112,551 compared with $7,215 for the same period last year.

The Company incurred a net loss of $1,130,529 for the first three months ended March 31, 2010 compared to a loss of $194,833 for Q1 2009.

Fully diluted income (loss) per share was ($0.02) per share for Q1 2010 compared to a loss of ($0.02) per share for Q1 2009.

Professional fees decreased approximately $58,560 to $105,170 in Q1 2010 from $46,610 for Q1 2009.

Net loss for Q1 2010 was $1,130,529 or ($0.02) per share compared to a loss of $194,833, or ($0.02) per share for Q1 2009.

Discussion of Financial Condition:  Liquidity and Capital Resources

At March 31, 2010 cash on hand was $613 as compared with $17,625 at December 31, 2009.

At March 31, 2010, the Company had working capital deficit of $7,486,357 compared to a working capital deficit of $3,041,776 at December 31, 2009.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at March 31, 2010 were $3,658,438 as compared to $3,959,666 at December 31, 2009.

The Company’s total stockholders’ deficit decreased to $4,422,575 at March 31, 2010 from stockholders’ equity of $47,243 at December 31, 2009.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)                 Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2010, that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to the communications the appropriate personnel involved with our 2008 and 2009 audit.  We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•
Subsequent to the filing of the Original report, we determined that we needed to restate the financial statements contained in the Original Report and Quarterly Report on Form 10-Q that we filed for the quarterly period ended September 30, 2009.

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

PART II.  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations. In April 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Acuity Brands Lighting Inc. (“Acuity”) is seeking a judgment to collect amounts owed to Acuity by SATCO. Bob Joyner, Stewart Hall and Michael Hunter were also named on the lawsuit as each of the previous owners of SATCO had personal guarantees contained in the agreement between Acuity and SATCO. The previous owners of SATCO were indemnified for the personal guarantees in the Stock Purchase Agreement between the Company and SATCO.

ITEM 1A. RISK FACTORS.

 There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, filed on April 15, 2010, incorporated herein by reference.

(*)(**) On May 10, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration as follows:

			Type of	Fair Market Value of
Name and Address (***)	Date	Share Amount	Consideration	Consideration
Alan Carlquist (1)	1/28/2010	1,000,000	Working Capital	$20,000.00
1110 Allgood Industrial Center			M3 Subsidiary
Marietta, GA 30066

(*) Issuances when approved, will be subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $20,000 worth of common stock in the immediately preceding table used primarily in consideration of advances made for working capital requirements for the Company’s wholly owned subsidiary M3 Lighting, Inc.

(1) The above named individual is not an affiliate, director, or officer of the Registrant.

(***) The shares of common stock are to be issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

I. (*) (**) On April 30, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons or entities for legal and advisory and general consulting and advisory services.

Name and Address (***)	Date	Share Amount (***)	Type of Consideration	Fair Market Value of Consideration

Vincent & Rees, L.C. (1)	3/1/2010	1,500,000	Legal and Advisory Services	$41,250
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Callie Jones (2)	3/1/2010	300,000	Legal and Advisory Services	$8,250
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Chase Chandler (3)	3/1/2010	600,000	Legal and Advisory Services	$16,500
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Lisa Demmons (4)	3/1/2010	600,000	Legal and Advisory Services	$16,500
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Chienn Consulting Company LLC (5)	3/1/2010	3,000,000	General Consulting and	$82,500
175 S. Main Street, 15th Floor			Advisory Services
Salt Lake City, UT 84111

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $165,000 of the financing proceeds in the immediately preceding table was used primarily for legal and advisory services, and exchange for cancellation of debt owed, respectively.

(1)	Vincent & Rees L.P. is a shareholder, and provides legal and advisory services to the Company. Vincent and Rees L.P. is not an affiliate of the Company.

(2)	Callie Jones is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Jones is a shareholder, and is not an affiliate, officer, or director of the Company.

(3)	Chase Chandler is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mr. Chandler is a shareholder and is not an affiliate, officer, or director of the Company.

(4)	Lisa Demmons is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Demmons is a shareholder, and is not an affiliate, officer, or director of the Company.

(5)	Chienn Consulting Company, LLC is a shareholder, and is not an affiliate, officer, or director of the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II. Pursuant to an Engagement Letter Agreement with Vincent & Rees L.P. and a General Consulting Agreement with Chienn Consulting Company, LLC the Company granted to each entity, a cashless option to purchase 0.5% of the Company’s common stock for $10,000 (“the Option”). Terms for the option: The option will vest on September 1, 2010 and shall expire three (2.5) years from the date thereof. The cap for the option shall be $150,000.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Please see information listed under ITEM 9B, OTHER INFORMATION, contained in our Annual Report on Form 10-K, filed on April 15, 2010, incorporated herein by reference.

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

Date:  May 24, 2010

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO