Form 10-Q
period 2010-06-30
EGPI FIRECREEK, INC.
filed 2010-08-20
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 18, 2010, the registrant had 521,649,985shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 14,287 shares of Series C preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
June 30, 2010

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
 ITEM 1 – FINANCIAL STATEMENTS
EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited
	30-Jun-10	31-Dec-09
ASSETS

Current assets:
Cash	$44,294	$17,625
Accounts receivable, net of allowance	452,929	739,166
Inventory	3,794	66,290
Prepaid expenses	68,060	47,566
Total current assets	569,077	870,647

Other assets:
Trade name, net of amortization	623,914	653,921
Customer list, net of amortization	178,176	158,939
Goodwill	2,012,518	2,001,840
Non-compete	7,000	-
Oil and natural gas properties (successful efforts method of accounting):
Proved, net of accumulated depletion, depreciation, and amortization	225,000	225,000

Fixed Assets, net	260,440	49,319
Total long term assets	3,307,048	3,089,019

Total assets	$3,876,125	$3,959,666

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable & accrued expenses	$3,268,914	$2,729,515
Notes payable and convertible notes	4,003,747	941,990
Advances & notes payable to shareholders	141,018	240,918
Total current liabilities	7,413,679	3,912,423
Total liabilities	7,413,679	3,912,423

Shareholders' equity (deficit):
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend. 5 thousand shares outstanding	0	0
Common stock- $0.001 par value, authorized 1,300,000,000 shares, issued and outstanding, 246,060,953 at June 30, 2010 and 51,455,743 at December 31, 2009	1,624,004	1,429,499
Additional paid in capital	23,127,251	25,283,090
Other comprehensive income	421,475	0
Common stock subscribed	974,281	0
Contingent holdback	12,285	0
Accumulated deficit	(29,696,800)	(26,665,346)
Total shareholders' equity (deficit)	(3,537,554)	47,243

Total liabilities & shareholders' equity (deficit)	$3,876,125	$3,959,666

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(Unaudited)

	Six Mos. 30-Jun-10	Six Mos. 30-Jun-09	Three Mos. 30-Jun-10	Three Mos. 31-Jun-09
Revenues
Gross revenues from sales	$916,298	$0	$407,638	$0
Cost of sales	784,463	0	351,135	0
Net revenues from sales	131,835	0	56,503	0

General and administrative expenses:
General administration	2,135,624	497,103	1,250,575	309,485
Total general & administrative expenses	2,135,624	497,103	1,250,575	309,485

Net loss from operations	(2,003,789)	(497,103)	(1,194,072)	(309,485)
Other revenues and expenses:
Gain (loss) on asset disposal	1,673	0		0
Loss on Retirement of debt	(859,204)	0	(580,467)	0
Gain (loss) on derivatives	28,085	0	(40,716)	0
Interest expense	(198,219)	(2,097)	(85,668)	(5,118)
Net income (loss) before provision for income taxes	(3,031,454)	(499,200)	(1,900,923)	(304,367)

Provision for income taxes	0	0	0	0

Net income (loss)	$(2,609,978)	$(499,200)	$(1,900,923)	$(194,833)

Other comprehensive income (loss)
Gain on disposal of discontinued component		322,307		322,307
Gain (loss) from Foreign exchange translation	(421,476)	0	(354,197)	0

Total comprehensive income (loss)	$(3,072,930)	$(176,893)	$(2,255,120)	$17,940

Basic and fully diluted net loss per common share:
Net loss per share - continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.02)
Net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.02)

Weighted average of common shares outstanding:
Basic and fully diluted	115,845,476	8,459,884	167,854,714	15,911,096

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2010 AND JUNE 30, 2009

	Unaudited	Unaudited
	31-Jun-10	31-Jun-09
Operating Activities:
Net loss	$(2,609,978)	$(176,893)
Adjustments to reconcile net loss items not requiring the use of cash:
Capital stock issued for services	686,063	0
Net change in derivative	110,774	0
Depreciation of intangibles	34,770	0
Depreciation and amortization PPE	12,813	0
Impairment expense	0	278,532
Gain/Loss on disposal of debt	859,204	0
Gain/Loss on disposal of fixed assets	(1,673)	(322,307)
Changes in other operating assets and liabilities:
Accounts receivable	284,737	0
Inventory	62,4996	0
Accounts payable and accrued expenses	361,158	218,676
Prepaid expenses	(18,994)	0
Net cash used by operations	(218,630)	(1,992)

Investing activities:
Cash acquired in purchase of M3 Lighting	0	46,133
Net cash provided by investing activities	0	46,133

Financing Activities:
Proceeds from sale of stock	61,004	0
Borrowings on debt	1,618,204	0
Principal payments on debt	(1,012,433)
Net cash provided by financing activities	666,775	0

Gain due to foreign currency translation	421,476	0

Net increase in cash during the period	$26,669	$44,141

Cash balance at January 1st	17,625	2,230

Cash balance at June 30	$44,294	$46,371

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$2,097
Income taxes paid during the year	$0	$0

Non-cash activities:

Common stock issued for:
Debt conversion	1,634,431	-
M3 acquisitionSATCO acquisition	4,464,400	-
Chanwest AcquisitionM3 acquisition	268,276	-
Exchange of PP&E for loan payable		-
Net asset value of subsidiary spin-off		-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE QUARTERS ENDED JUNE 30, 2010 AND JUNE 30, 2009

					Other	Common
	Common	Par	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2009	51,455,743	1,429,499	25,283,090	(26,665,346)	-	-	-	47,243
Issued shares for services	10,650,000	10,650	260,800	-	-	-	-	271,450
Stock subscriptions paid	2,333,467	2,333	58,671	-	-	-	-	61,004
Issued shares for debt	181,621,743	181,622	1,989,090	-	-	-	-	2,170,712
Other comprehensive loss	-	-	-	-	421,475	-	-	421,475
Acquisition of RedQuartz	-	-	(4,464,400)	-	-	2,500	-	(4,464,400)
Commons stock subscribed	-	-	-	-	-	845,811	-	974,182
Acquisition of Chanwest	-	-	-	-	-	125,871	-	125,871
Holdback provision	-	-	-	-	-	-	12,234	12,234
Net loss for the period	-	-	-	(3,031,454)	-	-	-	(3,031,454)
Balance at June 30, 2010	249,423,606	1,624,104	23,127,251	(29,696,800)	421,475	974,182	12,234	(3,537,554)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2010 AND JUNE 30, 2009

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

In October 2008, the Company effected a 1 share for 200 shares reverse split of its common stock and all amounts have been retroactively adjusted.

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

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 100,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first and second quarter of 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary.

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, LLC, (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares and other provisions. Chanwest Resources, Inc. was formed in 2009 and has been engaged in ramping up operations including acquiring assets related to the servicing and construction, and activities related to the acquisition production and development for oil and gas. Chanwest has formed strategic alliances and brought key management with over 40 years experience in all facets of the oil and gas industry, to be implemented on day one of our acquisition thereof. Chanwests’ first phase of operations include Construction and Trucking, services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2010 or December 31, 2009.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $687,269 at June 30, 2010 and $651,913 at December 31, 2009.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At June 30, 2010, the ARO of $4,337 is included in accrued expenses and fixed assets.

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

Non-Recurring fair value metrics:

Level 1 – None

Level 2 – None

Level 3 – Intangible assets –
Trade Name $661,000, Customer List $187,000, Goodwill $2,012,518, Non-Compete $7,000  = Total $2,867,518

The Company has goodwill and intangible assets as a result of the 2009 business combinations discussed throughout this form 10Q. These assets were valued with the help of a valuation consultant and consisted of level 3 valuation techniques.

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

As of June 30, 2010, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the period ended June 30, 2010 the Company recorded amortization of our intangibles of $45,910, and amortization of $11,140 at December 31, 2009.

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

Foreign Currency Translation and Transaction and translation -  The financial position at present for the Company’s foreign subsidiary Redquartz LLC, established under the laws of the Country of Ireland are determined using (U.S. dollars) reporting currency as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations (if and when incurred) will be pursuant to current accounting literature.

The Company’s functional currency is the U.S dollar. We have an obligation related to our acquisition of Red Quartz as discussed in Note 7 which is denominated in Euro’s. The change in currency valuation from our reporting this obligation in U.S dollars is reported as a component of other comprehensive income consistent with the relevant accounting literature.

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

3. Common and Preferred Stock Transactions

In the first six months of 2010, the Company issued 10,650,000 shares of common stock for services valued at $271,450. Additional shares have been authorized but not yet issued amounting to a stock payable of $414,613.The shares were issued (or authorized) to various business consultants, advisors, and legal consultants for assisting the Company’s growth plan. We used the closing share price on the date of grant for valuation of the expense.

In the first six months of 2010, the Company issued 181,621,743 shares of common stock to extinguish debt of $1,634,431.

In the first six months of 2010, the Company issued 2,333,467 shares of common stock for subscription price of $61,004.

In the first quarter of 2010, 100,000  shares were agreed to be issued to Red Quartz in conjunction with the acquisition.

Common stock subscribed consists of shares that are agreed to be issued for debt and the Red Quartz acquisition. The balances consist of 41,706,300 debt, 88,852,243 services, 20,652,673 for Chanwest, shares not yet issued for debt forgiveness and 100,000 shares to be issued to Red Quartz.

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

5. Fixed Assets and Oil and Gas Properties

The following is a detailed list of fixed assets:

	30-Jun-10	31-Dec-09
Property and Equipment	$331,739	$109,488
Well leases	150,263	163,500
Well equipment	74,737	61,500
Accumulated depreciation & depletion	(71,299)	(64,506)

Fixed assets- net	$485,440	$274,319

6.  Options & Warrants Outstanding

 All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at June 30, 2010 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2009	6,566,310	$1.18533	2.89

Issued	0
Exercised	0
Expired	(66,310)

Outstanding at June 30, 2010	6,500,000	$1.11539	2.41

There were no options or warrants granted during the six months ended June 30, 2010, and 66,310 have expired. During 2009 we granted 6,500,000 warrants. 500,000 warrants were granted to a consultant pursuant to an advisory agreement with an exercise price of $1.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $7,934.

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

7. Acquisition of M3 Lighting, Inc. (M3), South Atlantic Traffic Corporation (SATCO), Redquartz LTD (RQTZ), and Chanwest Resources, LLC (CWR).

2010

i)
On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 100,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary. The transaction value was recorded to APIC due to the related party nature of this Agreement.

ii)
On On June 11, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Chanwest Resources, LLC, (“Chanwest or CWR”) a Texas corporation, whereas the Company agreed to issue 20,000,000 shares of its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, other than the Shareholder Notes Payable, of the CWR were retained by the Company via ownership of the subsidiary unit in the initial amount of $252,161. Chanwest Resources, LLC was essentially inactive in the first and second quarter of 2010 having a minor amount of income and expense that would substantially affect the financial statements of the Company, however we have elected to include a pro form result with this report for the six month period ended June 30, 2010, and none for 2009 as Chanwest was just then incorporated in November 2009.

  The Agreement calls for the following material terms:

I.	Purchase of Stock and Purchase Price

1.	The Company agreed to pay to the Sellers aggregate consideration delivery of:
(a) 20,652,673 shares of the Company’s common stock issued to the Sellers pro rata based on their ownership in Chanwest representing $95,000 in value.

II.	Purchase Price Adjustment Mechanism

1.
Of the shares to be issued to Sellers by the Company, ten percent (10%), or 2,294,686 shares shall be held back and not issued for a period of one hundred twenty (120) days from Closing (the “holdback period”) and shall thereafter be issued to Seller subject to the following conditions having been met within the holdback period.

(a) The generation of gross revenues to Chanwest of a minimum of $24,000 per week during the holdback period ($384,000 revenue target in total) with such revenues being derived from and produced by the activities of Mr. David Killian pursuant to the Employment Agreement described in Section 6.3 of this Agreement.

III.	Working Capital Requirement

1.
The Purchaser shall further provide working capital in the amount of One Hundred Twenty Five Thousand $125,000 with $70,000 due upon execution of the Agreement and $55,000 due within 30 days thereof or as mutually agreeable in writing signed by the parties hereto.

IV.	Employee Bonus Pool

1.
A pool of shares of the Registrants common stock, the amount to be agreed upon by both the Purchaser and Seller but not to exceed 500,000 shares or more than .5% (one half of one percent) of the Purchasers stock, whichever is lesser, shall be made available for distribution to employees of the Corporation at the first anniversary of the Closing in an incentive stock option plan for the benefit of certain employees of the Companies designated by the Sellers, with an exercise price not to exceed one hundred and ten percent market price on date of issuance. The pool of shares will be determined to be available based on the Corporations ability to earn a minimum of $300,000 before interest, taxes, depreciation and amortization.

 A breakdown of the purchase price for Chanwest (CWR) is as follows:

Common stock issuance	$125,871
Contingent holdback shares	10,234
Contingent employee bonus pool	2,000
Total purchase price	138,105

Final Purchase Price Allocation:

Current assets	$423
Property, plant and equipment	226,598
Customer base	24,000
Non-Compete	7,000
Assumed liabilities	(130,594)
Goodwill	10,678
Total purchase price	$138,105

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the six-month periods below.

	EGPI	Chanwest
	Firecreek,	Resources,
	Inc.	LLC
	Six Months	Six Months
	Ending	Ending
	30-Jun-10	30-Jun-10	Adj.	Combined
Revenues
Sales	$916,298	$2,000	$-	$918,298
Cost of goods sold	784,463	1,700	-	786,163
Gross profit	131,835	300	-	132,135

Operating expenses
Selling, general and administrative	2,135,624	31,293	-	2,166,917
Depreciation	-	-	-	-
Total operating expenses	2,135,624	31,293	-	2,166,917

Net income {loss) from operations	(2,003,789)	(30,993)	-	(2,034,782)

Other income (expenses):
Other income	-	30,000	-	30,000
Gain or loss on asset disposal	1,673	-	-	1,673
Loss on retirement of debt	(859,204)	-	-	(859,204)
Gain (loss) on derivatives	28,085	-	-	28,085
Interest expense, net	(198,219)	-	-	(198,219
Total other income (expenses)	(1,027,665)	30,000		(997,665)

Net income (loss) before provision for income taxes	(3,031,454)	(993)	-	(3,032,447)

Provision for income taxes	-	-	-	-
Gain (loss) from Foreign exchange translation	421,476			421,476
Net income (loss) from continuing operation	(2,609,978)	(993)	-	(2,610,971)

Net income (loss)	$(2,609,978)	$(993)	$-	$(2,610,971)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(0.03)
Basic income (loss) per share				$(0.03)

Weighted average of common shares outstanding:
Basic & fully diluted				167,854,714

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

ii)
On November 4, 2009, the Company, Bob Joyner, a Florida resident ("Joyner"), Stewart Hall, a North Carolina resident ("Hall"), Hunter Intelligent Traffic Systems, LLC, a Georgia limited liability company (“Hunter”) and South Atlantic Traffic Corporation, a Florida corporation ( “SATCO”), executed a Stock Purchase Agreement (the "Agreement") whereas the Registrant acquired all of the outstanding stock and interests held in SATCO. A copy of the Agreement was attached as an exhibit to our Current Report filed with the Commission on November 12, 2009. The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States (GAAP). Under the purchase method of accounting, in accordance with ARC 805 ,  the assets and liabilities of SATCO are recorded as of the acquisition date at their respective fair values, and consolidated with the Company’s assets and liabilities.

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

	EGPI Firecreek, Inc. Six Months Ending 30-Jun-09	South Atlantic Traffic Corporation Six Months Ending 30-Jun-09	Adjustments	Combined
Revenues
Sales	$-	$5,194,397	$-	$5,194,397
Cost of goods sold	-	4,372,994	-	4,372,994
Gross profit	-	821,403	-	821,402

Operating expenses
Selling, general and administrative	497,103	752,462	-	1,248,565
Depreciation	-	22,153	-	22,153
Total operating expenses	497,103	774,615	-	1,270,718

Net income {loss) from operations	(497,103)	47,788	-	(449,315)

Other income (expenses)
Disposal of assets	-	-		-
Interest expense, net	(2,097)	(13,520)		(15,617)
Total other income (expenses)	(2,097)	(13,520)	-	(15,617)

Net income (loss) before provision for income taxes	(499,200)	33,268	-	(464,932)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operation	(499,200)	34,268		(464,932)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)	322,307	-		322,307
Loss from operations and discontinued component (net of tax)	-	-		-

Net income (loss)	$(176,893)	$34,268	$-	$(142,625)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(.04)
Basic income (loss) per share –discontinued operations				$.03
Basic income (loss) per share				$(.01)

Weighted average of common shares outstanding:
Basic & fully diluted				12,191,525

8.  Related Party Transactions

During fiscal year 2010, three shareholders had unsecured non-interest bearing advances receivable from the Company. Imputed interest at a rate of 10% was immaterial on these advances which total $141,018 at June 30, 2010 and $240,918 at December 31, 2009.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC), Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company and M3 since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company and M3 are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and is being currently billed at the rate of $20,833 per month. The ASA contract was canceled June 8, 2010 with a remaining balance due of $85,058 as of June 30, 2010.

As discussed in Note 7 On March 3, 2010, the Company acquired Redquartz LTD, a company formed and existing under the laws of the country of Ireland, and subscribed for issuance of  100,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable then represented a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010. The transaction value was recorded to APIC due to the related party nature of this Agreement.

9. Notes Payable

At June 30, 2010, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		06/30/10 ($)
9/17/2009	3	9/17/2010	12		$11,691
5/29/2009	3	9/17/2010	12	*	24,419
9/17/2009	3	9/17/2010	18	*	3,314
11/4/2009	3	11/4/2012	9		104,743
11/4/2009	3	11/4/2012	9		104,743
11/4/2009	3	11/4/2012	9		104,743
12/22/2009	2,3	6/22/2010	20		55,000
12/22/2009	2,3	6/22/2010	20		55,000
12/22/2009	2,3	6/22/2010	20		55,000
12/7/2009	2	12/7/2010	9		2,750
2/8/2010	3	12/1/2010	4		128,000
1/15/2010	1,5	7/15/2010	18		149,287
2/15/2010	4	2/15/2012	8		590,786
3/1/2009	5	3/31/12	10		2,733,589
4/1/2010	5	6/30/2011	9		21,700
					$4,144,765

* Compounded

Notes:

Other than as described at Notes 1 and 2, none of the other notes had conversion options.

Note 1: On January 15, 2010, the Company issued an $86,000 Convertible Promissory Note (“Convertible Note”) and a registration rights agreement (“RRA”) to an investor for making a $1,000,000 cash loan (see Note 10, under the heading “Professional Service Agreements”).  The Convertible Note has no specified interest rate and was scheduled to mature six months from the closing date.  At the investor’s option, the outstanding principal amount, including all accrued and unpaid interest and fees, may be converted into shares of common stock at the conversion price, which is 75% of the lower of (a) $0.08 per share; or (b) the lowest three-day common stock volume weighted average price during the prior twenty business days. In addition, if the Company sells common shares or securities convertible into common shares, the Conversion Price shall become the lower of: (a) the conversion price in effect immediately prior to the sale of securities; or (b) the conversion price of the securities sold.

The RRA provides both mandatory and piggyback registration rights.  The Company was obligated to (a) file a registration statement for 2,000,000 common shares (subject to adjustment) no later than 14 days after the closing date, and (b) have it declared effective no later than the earlier of (i) five days after the SEC notifies the Company that it may be declared effective or (ii) 90 days from the closing date.  The Company was obligated to pay the investor a penalty of $100 for each day that it is late in meeting these obligations. The Company’s registration statement was filed late and on March 18, 2010 it was withdrawn.

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

During the first quarter the Company tripped two trigger events and incurred resulting penalties and incremental debt obligation. These events increased the outstanding principal amount of the Convertible Note by approximately $22,000 and $27,000 of trigger penalties.

It was determined that the Convertible Note’s conversion option, plus other existing equity instruments (warrants outstanding; see Notes 2 and 7 below) of the Company, were required to be (re)classified as derivative liabilities as of January 15, 2010, because (a) the Convertible Note provides conversion price protection; and (b) the quantity of shares issuable pursuant to the conversion option is indeterminate.  The derivative liabilities were then marked to the market at March 31, 2010.

On May 12, 2010, the parties to the Convertible Note executed a Waiver of Trigger Event, which stipulated: (1) the principal outstanding on the Convertible Note was fixed at $147,500 as of May 12, 2010; (2) the remaining impact of the trigger events and failure to register the shares was waived; (3) the interest rate was reset at 9%; (4) the number of shares issuable under the conversion option was capped at 150 million shares; (5) the repricing provision of the conversion option was eliminated; and (6) the maturity date of the note was revised to August 15, 2010.  In addition, if the market price of the Company’s common stock declines such that the conversion option would be capped at the agreed 150 million shares, the repayment date is accelerated and the outstanding balance on the note is immediately due and payable.  As a result of the above, all of the derivative liabilities were revalued as of May 12, 2010 and were reclassified to paid-in-capital (equity) in the amount of $117,648.

The initial values of the conversion option (expected term of 0.5 years; risk-free rate of 0.15%; and volatility of 95%) of approximately $65,565 were recorded as a note discount and classified as a derivative liability.  For the three and six months ended June 30, 2010, the Company has originally recorded a $32,643 charge and a $15,262 benefit on the statement of operations, respectively, associated with the change in the value of the derivative liabilities over the time periods indicated.  The May 12, 2010 value of the conversion option of $50,303 was reclassified from derivative liabilities to paid-in-capital (equity). The note discount is being amortized using the interest method over the duration of the Convertible Note (initially six months and amended to seven months) and interest expense of $28,575 and $49,773 was recognized during the three and six months ended June 30, 2010, respectively. No beneficial conversion feature or derivative existed as of June 30, 2010.

Note 2: On December 22, 2009, we also issued $150,000 of notes that will become convertible only upon an Event of Default. The Company evaluated these notes and determined that: (1) the conversion option was eligible for a scope exception for bifurcation from the note; and (2) since the note is contingently convertible and not currently substantive, the beneficial conversion feature would not be recognized unless the conversion option was triggered. While the notes weren’t repaid until July 2010, there was no Event of Default as of June 30, 2010, or thereafter July 2010 forward.

The Company also granted warrants to these note holders as noted previously in these footnotes. Initially, the warrants received equity treatment.  However, because the shares issuable pursuant to the conversion option on the January 15, 2010 Convertible Note were indeterminate from January 15, 2010 until May 12, 2010, these warrants must be reclassified from equity to derivative liabilities as of January 15, 2010 and back to equity as of May 12, 2010.

The December 22, 2009 values of the warrants (expected term of 3.0 years; risk-free rate of 1.48%; and volatility of 95%) were $45,413 and, after adjusting for the relative fair values of the notes and the warrants, a $34,859 note discount was recorded and classified as paid-in-capital (equity).  The note discount is being amortized using the interest method over the six month duration of the Convertible Note and interest expense of $17,043 and $33,343 was recognized during the three and six months ended June 30, 2010, respectively.

The January 15, 2010 values of the warrants (expected term of 2.9 years; risk-free rate of 1.44%; and volatility of 95%) of $20,384 was reclassified from paid-in-capital (equity) to derivative liabilities.  For the three and six months ended June 30, 2010, the Company recorded a $48 charge and a $20,222 benefit on the statement of operations, respectively, associated with the change in the value of the derivative liabilities.  The May 12, 2010 value of the warrants of $162 was reclassified from derivative liabilities to paid-in-capital (equity).

Note 3: During 2009 we received cash proceeds for debt obligations of $933,133.

Note 4: For the period ended June 30, 2010 we have received cash proceeds for debt obligations of $590,786.

Note 5: For the period ended June 30, 2010 we have additional debt obligations totaling $2,894,741.

Note 6: General Note: Although a portion of our debt is not due within 12 months given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all treated as current liabilities.

Note 7: General Note:  Other previously issued warrants to purchase 566,310 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the January 15, 2010 Convertible Note, on account of the indeterminate nature of the number of shares to be issued pursuant to the conversion option.  Those same warrants were reclassified back to equity from derivative liabilities upon the execution of the Waiver of Trigger Event.   The value of the warrants on each of those dates was negligible.

Note 8: In the first six months of 2010, the Company issued 181,621,743 shares of common stock to extinguish debt of $1,634,431.

10. Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended June 30, 2010; (b) a one-time issuance of 6,000,000 shares of restricted common stock; and (c) three-year options, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.  The options and the conversion option associated with the cash fees were determined to be derivative liabilities as of March 31, 2010, due to the indeterminate potential share issuance associated with the securities issued pursuant to the January 15, 2010 financing. On May 12, 2010, these derivative liabilities were revalued and reclassified to equity because the Waiver of Trigger Event resulted in the potential share issuance becoming determinate.

On March 31, 2010, the derivatives were initially valued at $25,597 using the Black Scholes Model (expected term of 1.4 years for the cash fees and 2.9 years for the options; risk-free rates ranging from 1.02% to 2.55%; and volatility of 95%) and that amount was recognized immediately as general administration expense in the statement of operations and a derivative liability on the balance sheet.

As of May 12, 2010, the derivatives were revalued at $67,182 using the Black Scholes Model (expected term of 1.3 years for the cash fees and 2.8 years for the options; risk-free rates ranging from 0.52% to 1.27%; and volatility of 95%) and the incremental $41,585 was recognized immediately as general administration expense in the statement of operations and a derivative liability on the balance sheet.  The $67,182 value of the derivative liability was then reclassified to paid-in-capital (equity) on the balance sheet.

As of June 30, 2010, the unvested options were revalued, pursuant to the accounting treatment for non-employee options, at $13,358 using the Black Scholes Model (expected term of 2.7 years; risk-free rate of 0.90%; and volatility of 95%) and the incremental $4,290 was recognized immediately as general administration expense in the statement of operations and paid-in-capital on the balance sheet.

For the three and six months ended June 30, 2010, the Company also recognized $41,250 and $55,000 of general administration expense, respectively, with a corresponding credit to paid-in-capital, which represents amortization of the $165,000 grant date value of the 6,000,000 shares of restricted common stock over the expected one year service period.

11. Concentrations and Risk

Customers

During the year ended December 31, 2009, and for the six months ended June 30, 2010, revenue generated under the top five customers accounted for 45% and 70% of the Company’s total revenue. For the year ended December 31, 2009, and for the six months ended June 30, 2010 three customers accounted for 29% and 57% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 23% of its products from one manufacturer in the United States and for the six months ending June 30, 2010. Management believes this poses no business risk as the Company believes alternative product sources are readily available if needed.

12. Contingencies

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

In May 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. Management is confident that this matter will be resolved ultimately in SATCO’s favor and since we do not believe we are at fault or liable, we intend to vigorously defend our position.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

13. Subsequent Events

In July 2010, the Company issued 149,436,643 shares of common stock to various entities to reduce debt owed to debt holders.

In July 2010, the Company issued 88,002,843 shares of common stock to a consultants and advisors for services rendered.

In July 2010, the Company issued 250,000 shares of common stock in consideration for a loan provided to the Company’s subsidiary operations.

In July 2010, the Company issued 100,000 shares of common stock in behalf of the acquisition of Redquartz Ltd.

In July 2010, the Company issued a secured convertible promissory note receiving a cash amount of $165,000 and repaid certain notes owing in the same amount, in full. Upon outcome of completion of ongoing negotiations this convertible note may be considered a derivative in the third quarter of operations. The oil leases held by Energy Producers, Inc, a wholly owned subsidiary of the Company, are pledged as collateral.

In August 2010 the Company issued 8,400,000 shares of common stock to a consultants and advisors for services rendered.

In August 2010, the Company issued 25,899,546 shares of common stock to various entities to reduce debt owed to debt holders.

In August 2010, the Company issued 3,500,000 shares of common stock to an investor as consideration for granting forbearance on convertible notes held.

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

In early 2009, based on the economic downturn, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on a transition from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies. In addition, the acquisition targets being reviewed by the Company also had a presence in the telecommunications and general construction industries. The acquisition strategy focuses on vertically integrating manufacturing entities, distributors and construction groups. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary with key additional management team to begin this process, and as a result on November 4, 2009, the Company acquired all of the capital stock of South Atlantic Traffic Corporation, a Florida corporation, (SATCO) which distributes a variety of products geared primarily towards the transportation industry where it derives its revenues. Recently in July 2010, the Company entered into a Definitive Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. The Stock Purchase Agreement provides for up to a 51% interest in E-Views and exclusive distribution and sales rights in various states. The Company has initially solidified rights for the states of Alabama, Florida, Louisiana and North Carolina. They have also obtained international rights in the countries of Ireland and the United Kingdom. These states were initially chosen because of our subsidiary Southern Atlantic Traffic Corporation's, established clientele, and therefore potential abilities to penetrate these markets with E-Views patented technology and state-of-the-art products (see further discussion this Section).

Through 2009 we continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries. In late 2009 and in 2010, the Company began pursuing a reentry to the oil and gas industry and again as part of our strategic plans. The Company is currently a party to a pending agreement to acquire an entity that owns approximately 2,100 miles of a pipeline system initially used as a crude oil transportation system by Koch Industries and, on December 31, 2009, the Company, through its wholly-owned subsidiary, Energy Producers, Inc., (EPI) effectively acquired a 50% working interest and corresponding 32% revenue interest in certain oil and gas leases, reserves and equipment located in West Central Texas, and the Company in its second quarter of operations 2010, acquired all the stock of Chanwest Resources, LLC, (“Chanwest or CWR”) a Texas corporation, engaged in the oil and gas servicing business, including construction, and activities related to acquisition for the production and development for oil and gas (see further discussion this Section).

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by development of its new line of operations for M3, SATCO, EPI, CWR, and E-Views, or acquisitions by the Company that are vertically related to M3, SATCO, EPI, CWR, and E-Views such as Redquartz and E-Views for SATCO and Chanwest for EPI, and (ii) building new infrastructure for its oil and gas operations in 2009. The Company throughout its first quarter of operations for 2010 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

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

Completion of South Atlantic Traffic, Inc. (SATCO) Acquisition

 Effective as of November 4, 2009, the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for cash consideration, the Company’s common shares and sellers’ notes. SATCO has been in business since 2001 and has several offices throughout the Southeast United States. Please see further discussion and information listed in “The Business” and “Description of Properties” in our Report on Form 10-K filed on April 15, 2010, and elsewhere in this document.

Completion of Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, Three Well Program

Effective December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas. Please see further discussion and information listed in “The Business” and “Description of Properties” listed in our Report on Form 10-K filed on April 15, 2010 and elsewhere in this report.

Completion of Redquartz LTD Acquisition

On March 3, 2010, the Company acquired all of the issued and outstanding stock of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic, Inc. (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and in the section on “The Business”, listed in our Report on Form 10-K filed on April 15, 2010 and elsewhere in this report..

Completion of Completion of Chanwest Resources, LLC Acquisition

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, LLC, (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares. Chanwest Resources, Inc. was formed in 2009 and has been engaged in ramping up operations including acquiring assets related to the servicing, construction, production and development for oil and gas. Chanwest has formed strategic alliances and brought key management with over 40 years experience in all facets of the oil and gas industry, to be implemented on day one of our acquisition thereof. Chanwests’ first phase of operations through one or more of its segments include Construction and Trucking, with a complement of assets which will be deployed providing related services used for hauling equipment, delivery and spreading of rock, iron ore, dirt and gravel, used in lease roads, firewall’s, tank pads, and drill sites. Chanwest will provide services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields. For further information please see our Current Report on Form 8-K filed on June 16, 2010.

Completion and Entry into a Definitive Agreement with E-Views Safety Systems, Inc.

On July 22, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 filed herewith).

The Stock Purchase Agreement provides for up to a 51% interest in E-Views and exclusive distribution and sales rights in various states. The Company has initially solidified rights for the states of Alabama, Florida, Louisiana and North Carolina. They have also obtained international rights in the countries of Ireland and the United Kingdom. These states were initially chosen because of our subsidiary Southern Atlantic Traffic Corporation's, established clientele, and therefore potential abilities to penetrate these markets with E-Views patented technology and state-of-the-art products.

Founded in 1998, E-Views is a leading edge innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications that enable municipalities worldwide to provide first responder prioritization, traffic congestion mitigation, emergency evacuation coordination, multi-agency communications interoperability, nuclear/biological/chemical detection and data reporting.

Additionally, the California Institute of Technology ("CalTech") holds an equity position in E-Views. The Technology Affiliates Agreement between E-Views and CalTech/Jet Propulsion Laboratories ("JPL") is designed to commercialize leading-edge space technology focused on public transportation and safety. Currently, CalTech provides extensive resources to E-Views through JPL in the areas of advanced Global Positioning Systems, Bio-Chemical Hazard Sensors, next generation detection and warning technologies for railroad crossings, solar systems for remote equipment on urban roadways, and extreme environment electronics for very hot and cold climates. These technologies can be integrated into future products to provide significant enhancements to public transportation and safety systems and give E-Views a tremendous competitive advantage.

E-Views currently owns 7 patents with an additional 6 patent pendings giving them an Intelligent Transportation Systems ("ITS") product that is one of the most advanced Intersection Infrastructure Technologies available today. In 2006 E-Views received approval from Houston Transtar and implemented its first multi-million dollar contract with the 3rd largest county in the U.S., Harris County, Texas, for its EVP System. As a result of its success in Texas, E-Views is quickly becoming the standard in ITS Systems for progressive municipalities throughout North America. The company's sales are beginning to enjoy significant growth as initial purchase orders have been received from as far north as Montreal, Canada to Henderson, Nevada.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, and including any new or pending acquisitions discussed herein, and those business activities and developments related to our newest M3, SATCO, EPI, CWR, RQTZ, and E-Views strategy and operations, and new acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays  in connection with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended June 30, 2010 and June 30, 2009.

Results of Operations

Six months ended June 30, 2010 compared to the six months ended June 30, 2009.

There was $916,298 in revenues generated from the Company’s sales activities in the six months ended June 30, 2010 compared to no revenues in same period of 2009. Cost of goods sold in the six months ended June 30, 2010 was $784,463 and $0 in the same period of 2009, producing gross profits of $131,835 for the first six months of 2010 and $0 for the same period in 2009.

General administrative expenses were $2,135,624 in for the six months ended June 30, 2010 compared to $497,103 for the six months ended June 30, 2009.  The increase in these expenses is due to the additional subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Jun-10	30-Jun-09

Advertising & promotion	$9,019	$45,302
Administration	209,524	20,471
Consulting	592,679	66,038
Investor incentives/commissions	201,212	9,000
Professional fees	633,925	62,760
Rent/Utilities	39,573	0
Salaries	305,327	15,000
Impairment expense	0	278,532
Misc.	144,365	0
Total	$2,135,624	$497,103

Promotional fees of $9,019 were incurred in stock promotional activities.

Consulting fees of $592,679 were incurred for business advisory services.

Professional fees of $633,925 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries.

Investor incentive fees of $201,212 were incurred in regards to funding activities.

After deducting general and administrative expenses, the Company experienced a loss from operations of $2,003,789 for the six months ended June 30, 2010 compared to a loss of $497,103 for the same period last year.

Interest expense for the six months ended June 30, 2010 was $198,219 compared with $2,097 for the same period last year.

The Company incurred a net loss of $2,609,978 for the first six months ended June 30, 2010 compared to a loss of $176,896 for Q2 2009.

Fully diluted income (loss) per share was ($0.03) per share for six months 2010 compared to a loss of ($0.02) per share for six months 2009.

Professional fees increased approximately $571,165 to $633,925 for six months 2010 from $62,760 for six months 2009.

Net loss for six months 2010 was $2,609,978 or ($0.01) per share compared to a loss of $176,893, or ($0.02) per share for six months 2009.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

There was $407,638 in revenues generated from the Company’s sales activities in the quarter ended June 30, 2010 compared to no revenues in same quarter of 2009. Cost of goods sold in the quarter ended June 30, 2010 was $351,135 and $0 in the same period of 2009, producing gross profits of $56,503 for the second quarter of 2010 and $0 for the same period in 2009.

General administrative expenses were $1,250,575 for the three months ended June 30, 2010 compared to $309,485 for the three months ended June 30, 2009.  The increase in these expenses is due to expanding operations for the additional subsidiaries and preparing for new growth, and costs for financing.

 Discussion of Financial Condition:  Liquidity and Capital Resources

At June 30, 2010 cash on hand was $44,294 as compared with $17,625 at December 31, 2009.

At June 30, 2010, the Company had working capital deficit of $6,844,602 compared to a working capital deficit of $3,041,776 at December 31, 2009.  Working capital decreased mainly as a result of operating losses and financing costs.

Total assets at June 30, 2010 were $3,876,125 as compared to $3,959,666 at December 31, 2009.

The Company’s total stockholders’ deficit increased to $3,537,554 June 30, 2010 from stockholders’ equity of $47,243 at December 31, 2009.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)                 Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2010, that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In May 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. Management is confident that this matter will be resolved ultimately in SATCO’s favor and since we do not believe we are at fault or liable, we intend to vigorously defend our position.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, filed on April 15, 2010, in our Form 10Q filed on filed on May 24, 2010, in our Form 8-K filed on June 16, 2010, and in our Form 8-K filed June 17, 2010, incorporated herein by reference.

(*)(**) On August 3, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity for and behalf of consideration as follows:

Name and Address (***)	Date	Share Amount	Type of Consideration	Fair Market Value of Consideration
St. George Investments, LLC (1) 303 East Wacker Drive, Ste 311 Chicago, Illinois 60601	8/3/2010	3,500,000	Agreeing to forbearance on note / stock conversion	$10,150

(*) Issuances when approved, will be subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $10,150 worth of common stock in the immediately preceding table used primarily in consideration of St. George Investment, LLC agreeing to forbearance on terms of its convertible note held re stock conversions.

(1) The above named entity is a shareholder of the Registrant and not an affiliate, officer or director thereof.

(***) The shares of common stock are to be issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*)(**) On August 1, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following entity for and behalf of consideration as follows:

Name and Address (***)	Date	Share Amount	Type of Consideration	Fair Market Value of Consideration
James Skalko (1) 3457 Rockcliff Place Longwood, FL 32779	8/1/2010	8,400,000	Consulting and Advisory Services	$23,520

(*) Issuances when approved, will be subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $23,520 worth of common stock in the immediately preceding table used primarily in consideration of providing consulting and advisory services to the Company.

(1) The above named entity is a shareholder of the Registrant and not an affiliate, officer or director thereof.

(***) The shares of common stock are to be issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(*)(**) On June 24, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration of making a $27,000 loan to the Company’s wholly owned subsidiary South Atlantic Traffic, Inc. (SATCO) as follows:

Name and Address (***)	Date	Share Amount	Type of Consideration	Fair Market Value of Consideration
Bob Joyner (1) 409 Brevard Ave., Suite 5 Cocoa, Florida 32922	6/24/2010	250,000	For providing loan to SATCO for working capital	$1,125

(*) Issuances when approved, will be subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $1,125 worth of common stock in the immediately preceding table used primarily in consideration of advances / loan made for working capital requirements for the Company’s wholly owned subsidiary SATCO.

(1) The above named individual is a shareholder of the Registrant and Principle Executive Officer of SATCO.

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

On July 22, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 filed herewith).

Founded in 1998, E-Views is a leading edge innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications that enable municipalities worldwide to provide first responder prioritization, traffic congestion mitigation, emergency evacuation coordination, multi-agency communications interoperability, nuclear/biological/chemical detection and data reporting (see additional discussion in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The Company through its Energy Producers, Inc., and Chanwest Resources, LLC subsidiary units are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, and other productive regions and areas in the U.S.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6 – EXHIBITS

Exhibit No.	Description
10.1	Stock Purchase Agreement with E-Views Safety Systems, Inc. dated July 20, 2010

10.2	Dealer Agreement with E-Views Safety Systems, Inc. dated July 20, 2010

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2010

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO