Form 10-Q
period 2010-09-30
EGPI FIRECREEK, INC.
filed 2010-11-22
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 19, 2010, the registrant has 1,214,388,869 pre reverse split or 24,287,777 equivalent post reverse split shares on a 1:50 basis (effective November 9, 2010, see notes herein) of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 14,287 shares of Series C preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
September 30, 2010

PART I FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	Unaudited
	30-Sep-10	31-Dec-09
ASSETS

Current assets:
Cash	$36,577	$17,625
Accounts receivable, net of allowance	367,878	739,166
Inventory	3,849	66,290
Prepaid expenses	52,841	47,566
Total current assets	461,145	870,647

Other assets:
Trade name, net of amortization	609,928	653,921
Customer list, net of amortization	174,777	158,939
Goodwill	2,012,518	2,001,840
Non-compete	7,000	-
Oil and natural gas properties (successful efforts method of accounting):
Proved, net of accumulated depletion, depreciation, and amortization	225,000	225,000

Fixed Assets, net	563,697	49,319
Total long term assets	3,592,920	3,089,019

Total assets	$4,054,065	$3,959,666

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable & accrued expenses	$3,406,464	$2,729,515
Notes payable and convertible notes	3,469,193	941,990
Advances & notes payable to shareholders	162,218	240,918
Derivative Liability	829,515
Total current liabilities	7,867,390	3,912,423
Total liabilities	7,867,390	3,912,423

Shareholders' equity (deficit):
Series A preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series B preferred stock, 20 million authorized, par value $0.001, one share convertible to one common share, no stated dividend, none outstanding	0	0
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend. 14,287 shares outstanding	0	0
Common stock- $0.001 par value, authorized 1,300,000,000 shares, issued and outstanding 18,175,142 at September 30, 2010 and 1,029,115 at December 31, 2009	45,807	28,590
Additional paid in capital	26,307,970	26,683,999
Other comprehensive income	190,963	0
Common stock subscribed	367,578	0
Contingent holdback	12,234	0
Accumulated deficit	(30,737,877)	(26,665,346)
Total shareholders' equity (deficit)	(3,813,325)	47,243

Total liabilities & shareholders' equity (deficit)	$4,054,065	$3,959,666

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(Unaudited)

	Nine Mos. 30-Sep-10	Nine Mos. 30-Sep-09	Three Mos. 30-Sep-10	Three Mos. 30-Sep-09
Revenues
Gross revenues from sales	$1,564,849	$0	$648,551	$0
Cost of sales	1,371,083	0	586,620	0
Net revenues from sales	193,766	0	61,931	0

General and administrative expenses:
General administration	2,478,075	1,211,673	804,768	714,570
Total general & administrative expenses	2,478,075	1,211,673	804,768	714,570

Net loss from operations	(2,284,309)	(1,211,673)	(742,837)	(714,570)
Other revenues and expenses:
Gain (loss) on asset disposal	2,927	0	1,254	0
Gain (loss) on Retirement of debt	(696,694)	0	136,695	0
Gain (loss) on derivatives	(847,391)	0	(387,344)	0
Miscellaneous Income		48,000
Interest expense	(247,064)	(6,281)	(48,845)	(4,184)
Net income (loss) before provision for income taxes	(4,072,531)	(1,169,954)	(1,041,077)	(718,754)

Net income (loss)	$(4,072,531)	$(1,169,954)	$(1,041,077)	$(718,754)

Other comprehensive income (loss)
Gain on disposal of discontinued component		592,567		270,260
Gain (loss) from Foreign exchange translation	190,963	0	(230,513)	0

Total comprehensive income (loss)	$(3,881,568)	$(577,387)	$(1,271,590)	$(448,494)

Basic and fully diluted net loss per common share:
Net income (loss) per share - continuing operations	$(0.72)	$(3.38)	$(0.11)	$(1.31
Net income per share-discontinued operations	$0.00	$1.71	$0.00	$0.49)
Net income (loss) per share	$(0.72)	$(1.67)	$(0.11)	$(0.82)

Weighted average of common shares outstanding:
Basic and fully diluted	5,374,261	346,335	11,256,073	547,651

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2010

	Unaudited	Unaudited
	31-Sep-10	31-Sep-09
Operating Activities:
Net loss	$(4,072,531)	$(577,387)
Adjustments to reconcile net loss items not requiring the use of cash:
Capital stock issued for services	726,734	0
Net change in derivative	847,391	0
Depreciation of intangibles	52,155	0
Depreciation and amortization PPE	22,019	0
Impairment expense	0	554,176
Gain/Loss on disposal of debt	696,694	0
Gain/Loss on disposal of fixed assets	(2,927)
Note discount	(250,000)
Changes in other operating assets and liabilities:
Accounts receivable	369,788	(489)
Inventory	62,441	0
Accounts payable and accrued expenses	429,235	100,492
Prepaid expenses	(3,775)	487,528
Gain on disposal of Firecreek (discontinued operation)		(592,567)
Net cash used by operations	(1,122,776)	(28,247)

Investing activities:
Acquisition of fixed assets	(50,000)
Security deposit		(20,000)
Cash acquired in purchase of M3 Lighting	0	46,133
Net cash provided (used) by investing activities	(50,000)	26,133

Financing Activities:
Proceeds from sale of stock	61,004	0
Borrowings on debt	1,251,056	0
Principal payments on debt	(311,295)
Net cash provided by financing activities	1,000,766	0

Gain due to foreign currency translation	190,963	0

Net increase in cash during the period	$18,952	$(2,114)

Cash balance at January 1st	17,625	2,230

Cash balance at September 30	$36,577	$116

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0

Non-cash activities:

Common stock issued for:
Debt conversion	2,844,900	-
M3 acquisition SATCO acquisition	4,464,400	-
Chanwest Acquisition M3 acquisition	268,276	-
Exchange of PP&E for loan payable	200,000	-
Assets acquired in capital lease	56,872	-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

					Other	Common
	Common	Par	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2009	1,029,116	28,590	26,683,999	(26,665,346)	-	-	-	47,243
Issued shares for services	2,566,057	2,565	724,168	-	-	-	-	726,733
Shares for cash	4,669	47	60,957	-	-	-	-	61,004
Issued shares for debt	14,175,300	14,205	3,196,251	-	-	-	-	3,210,456
Warrants			10,150	-	-	-	-	10,150
Other comprehensive loss	-	-	-	-	190,963	-	-	190,963
Retirement of derivative			(28,626)	-	-	-	-	(28,626)
Acquisition of RedQuartz	-	-	(4,464,400)	-	-		-	(4,464,400)
Commons stock subscribed	-	-	-	-	-	367,578	-	367,578
Acquisition of Chanwest	400,000	400	125,471	-	-	-	-	125,871
Holdback provision	-	-	-	-	-	-	12,234	12,234
Net loss for the period	-	-	-	(4,072,531)	-	-	-	(4,072,531)
Balance at September 30, 2010	18,175,142	45,807	26,307,970	(30,737,877)	190,963	367,578	12,234	(3,813,325)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

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

On July 22, 2010 EGPI Firecreek, Inc. the Company executed a Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, incorporated herein by reference). Founded in 1998, E-Views is both an innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications that enable municipalities worldwide to provide first responder prioritization, traffic congestion mitigation, emergency evacuation coordination, multi-agency communications interoperability, nuclear/biological/chemical detection and data reporting.

On October 1, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Securities Purchase/Exchange Agreement with Terra Telecom, LLC. (“Terra"). Terra is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Its goal is to provide customers value and integrity in each of these opportunities. Since 1980, Terra has focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, video and associated applications.

On October 18, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 3,000,000,000 from 1,300,000,000 and maintains 60,000,000 par value $0.001 per share of its authorized preferred stock.

On November 9, 2010, the Company effected a 1 share for 50 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2010 or December 31, 2009.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $687,269 at September 30, 2010 and $651,913 at December 31, 2009.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At September 30, 2010, the ARO of $4,337 is included in accrued expenses and fixed assets.

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

As September 30, 2010, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the nine month period ended September 30, 2010 the Company recorded amortization of our intangibles of $52,155, and amortization of $11,140 at December 31, 2009.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

        In April 2009, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

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

3. Common and Preferred Stock Transactions

In the first nine months of 2010, the Company issued 2,566,057 shares of common stock for services valued at $726,734. Additional shares have been authorized but not yet issued amounting to a stock payable of $367,578. The shares were issued (or authorized) to various business consultants, advisors, and legal consultants for assisting the Company’s growth plan. We used the closing share price on the date of grant for valuation of the expense.

In the first nine months of 2010, the Company issued 14,175,300 shares of common stock to extinguish debt of $2,860,736.

In the first nine months of 2010, the Company issued 4,669 shares of common stock for subscription price of $61,004.

In the third quarter of 2010, 2,000 shares were issued to Red Quartz in conjunction with the acquisition.

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

5. Fixed Assets and Oil and Gas Properties

The following is a detailed list of fixed assets:

	30-Sep-10	31-Sep-09
Property and Equipment	$643,009	$109,488
Well leases	150,263	163,500
Well equipment	74,737	61,500
Accumulated depreciation & depletion	(79,312)	(64,506)

Fixed assets- net	$788,697	$274,319

6.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.  There is no formal stock option plan for employees.

A listing of options and warrants outstanding at September 30, 2010 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2009	131,326	$59.26	2.89

Issued	181,751
Exercised	0
Expired	(1,326)

Outstanding at Sept 30, 2010	311,751	$15.47	2.33

During the nine month period ended September 30, 2010, the Company granted two consulting firms a three year option agreement in representing the aggregate amount of 181,751 cashless options calculated as of September 30, 2010 and based on vesting date of September 1, 2010. The warrants expire two and one half (2.5) years from the date of vesting. Pursuant to the terms of the two agreements, the description and method of calculating the shares to obtain the strike price, which has not yet been exercised, is: Each of the agreements agrees for the Holder of options to be able to purchase .5% of the Company’s common stock for $10,000 upon an exercise, if any, during the exercise period available to each of the Holders. To be able to determine the floating exercise price and amount of shares available for exercise we first divided the exercise price of $10,000 by the .5% of the outstanding shares of the Company’s common stock according to the transfer agent records only, or one half percent of 18,175,142 at September 30, 2010, or calculated out one half of one percent becomes 4,543,786. Therefore the strike price for the exercise at September 30, 2010 would be $10,000 divided by 90,876 or $0.11 per share strike price. The volatility used was estimated at 95% with the estimated fair value for each of the option agreements $957.68, or a total of $1,915.36 in the aggregate.

During the nine month period ended September 30, 2010, 11,326 of the Company’s options-warrants have expired.

During 2009 we granted 130,000 warrants. 10,000 warrants were granted to a consultant pursuant to an advisory agreement with an exercise price of $50.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $7,934.

During 2009 we granted 120,000 to continue to try and improve our relationship with our debt holders. There were two issuances of 60,000. The first issuance included an exercise price of $50.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $25,550. The second issuance included an exercise price of $62.50 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $20,553.

The estimated total value of the above warrants was $10,050 of which value was expensed for 2010, and $54,037 expensed during 2009.

7. Acquisition of M3 Lighting, Inc. (M3), South Atlantic Traffic Corporation (SATCO), Redquartz LTD (RQTZ), and Chanwest Resources, LLC (CWR).

2010

i)
On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 2,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary. The transaction value was recorded to APIC due to the related party nature of this Agreement.

ii)
On June 11, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Chanwest Resources, LLC, (“Chanwest or CWR”) a Texas corporation, whereas the Company agreed to issue 400,000 shares of its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, other than the Shareholder Notes Payable, of the CWR were retained by the Company via ownership of the subsidiary unit in the initial amount of $252,161. Chanwest Resources, LLC was essentially inactive in the first and second quarter of 2010 having a minor amount of income and expense that would substantially affect the financial statements of the Company, however we have elected to include a pro forma result with this report for the nine month period ended September 30, 2010, and none for 2009 as Chanwest was just then incorporated in November 2009.

The Agreement calls for the following material terms:

I.	Purchase of Stock and Purchase Price

1.   The Company agreed to pay to the Sellers aggregate consideration delivery of:

(a) 413,053 shares of the Company’s common stock issued to the Sellers pro rata based on their ownership in Chanwest representing $95,000 in value.

II.	Purchase Price Adjustment Mechanism

1.
Of the shares to be issued to Sellers by the Company, ten percent (10%), or 45,894 shares shall be held back and not issued for a period of one hundred twenty (120) days from Closing (the “holdback period”) and shall thereafter be issued to Seller subject to the following conditions having been met within the holdback period.

(a) The generation of gross revenues to Chanwest of a minimum of $24,000 per week during the holdback period ($384,000 revenue target in total) with such revenues being derived from and produced by the activities of Mr. David Killian pursuant to the Employment Agreement described in Section 6.3 of the Agreement.

III.	Working Capital Requirement

1.
The Purchaser shall further provide working capital in the amount of One Hundred Twenty Five Thousand $125,000 with $70,000 due upon execution of the Agreement and $55,000 due within 30 days thereof or as mutually agreeable in writing signed by the parties hereto.

IV.	Employee Bonus Pool

1.
A pool of shares of the Registrants common stock, the amount to be agreed upon by both the Purchaser and Seller but not to exceed 10,000 shares or more than .5% (one half of one percent) of the Purchasers stock, whichever is lesser, shall be made available for distribution to employees of the Corporation at the first anniversary of the Closing in an incentive stock option plan for the benefit of certain employees of the Companies designated by the Sellers, with an exercise price not to exceed one hundred and ten percent market price on date of issuance. The pool of shares will be determined to be available based on the Corporations ability to earn a minimum of $300,000 before interest, taxes, depreciation and amortization.

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

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the nine-month periods below.

	EGPI	Chanwest
	Firecreek,	Resources,
	Inc.	LLC
	Nine Months	Nine Months
	Ending	Ending
	30-Sep-10	30-Sep-10	Adj.	Combined
Revenues
Sales	$1,522,301	$44,548	$-	$1,566,849
Cost of goods sold	1,332,248	40,535	-	1,372,783
Gross profit	190,053	4,013	-	194,066

Operating expenses
Selling, general and administrative	2,763,128	66,062	-	2,829,190
Depreciation	-	-	-	-
Total operating expenses	2,763,128	66,062	-	2,829,190

Net income {loss) from operations	(2,573,075)	(62,049)	-	(2,635,124)

Other income (expenses):
Gain or loss on asset disposal	2,927	-	-	2,927
Loss on retirement of debt	(668,811)	-	-	(668,811)
Gain (loss) on derivatives	986,140	-	-	986,140
Interest expense, net	(498,175)	-	-	(498,175
Total other income (expenses)	(177,919)	-		(177,919)

Net income (loss) before provision for income taxes	(2,782,050)	(62,049)	-	(2,813,043)

Provision for income taxes	-	-	-	-
Gain (loss) from Foreign exchange translation	190,963			190,963
Net income (loss) from continuing operation	(2,560,031)	(62,049)	-	(2,622,080)

Net income (loss)	$(2,560,031)	$(62,049)	$-	$(2,622,080)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(0.04)
Basic income (loss) per share				$(0.04)

Weighted average of common shares outstanding:
Basic & fully diluted				167,854,714
2009

i)
On May 21, 2009, The Company, Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company. The acquisition has been accounted for at cost basis with no step up in purchase price due to M3 no having ongoing operations as a development stage company and no meeting the definition of a business. We gave 286,416 shares of our commons stock to acquire M3. No pro-forma is necessary as given the development stage nature of this Company the results of our operations would not materially change had the acquisition occurred at the beginning of the prior year.

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

(b) Promissory notes issued to each Seller in the aggregate principal amount of Five Hundred Sixty Three Thousand One Hundred US Dollars ($563,100) (the “PROMISSORY NOTES”). The Promissory Notes will accrue interest at a rate of Nine Percent (9%) per annum and will amortize with a principal and interest payment at the First Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest, a principal and interest payment at the Second Anniversary Date of the Transaction of Twenty-Five Percent (25%) of the Promissory Notes plus accrued interest and a Final Payment of the Outstanding Balance of the Promissory Notes plus any unpaid interest on the Third Anniversary Date of the Transaction.

(c) 58,160 shares of the Registrant’s common stock issued to the Sellers pro rata based on their ownership in SATCO representing $1,163,200.00 in value at a price per share of $0.40 ("STOCK CONSIDERATION").

(d) Principal and interest on the Promissory Notes will be allocated to the Sellers pro rata based on their equity ownership SATCO. The Promissory Notes carry a cumulative claw-back feature (the “Claw Back”) for the term of the Promissory Notes listed in the agreement.

(e) Stock consideration shall be issued at closing as follows: The Purchaser shall issue to the Sellers an aggregate of 58,160 shares of its Common Stock (“the “STOCK CONSIDERATION”) the total Stock Consideration to be paid to the Sellers based upon a share price of Forty Cents ($0.40) per share.

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

	EGPI Firecreek, Inc. Nine Months Ending 30-Sep-09	South Atlantic Traffic Corporation Nine Months Ending 30-Sep-09	Adjustments	Combined
Revenues
Sales	$-	$6,369,263	$-	$6,369,263
Cost of goods sold	-	5,457,323	-	5,457,323
Gross profit	-	911,940	-	911,940

Operating expenses
Selling, general and administrative	1,211,673	880,412	-	2,092,085
Depreciation	-	31,587	-	31,587
Total operating expenses	1,211,673	911,999	-	2,123,672

Net income {loss) from operations	(1,211,673)	(59)	-	(1,211,732)

Other income (expenses)
Miscellaneous income	48,000	0		48,000
Disposal of assets	0	7,476		7,476
Interest expense, net	(6,281)	(23,612)		(29,893)
Total other income (expenses)	(41,719)	(16,136)	-	25,583

Net income (loss) before provision for income taxes	(1,169,954)	(16,195)	-	(1,186,149)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operation	(1,169,954)	(16,195)		(1,186,149)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)	592,567	-		592,567
Loss from operations and discontinued component (net of tax)	-	-		-

Net income (loss)	$(577,387)	$(16,195)	$-	$(593,532)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(.07)
Basic income (loss) per share –discontinued operations				$.03
Basic income (loss) per share				$(.04)

Weighted average of common shares outstanding:
Basic & fully diluted				17,316,735

8.  Related Party Transactions

During fiscal year 2010, three shareholders had unsecured non-interest bearing advances receivable from the Company. Imputed interest at a rate of 10% was immaterial on these advances which total $162,218 at September 30, 2010 and at December 31, 2009.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC), Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company and M3 since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company and M3 are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and is being currently billed at the rate of $20,833 per month. The ASA contract was canceled June 8, 2010. During the three months ending September 30, 2010, $3,000 was paid to SPC leaving a remaining balance due of $82,058 as of September  30, 2010.

As discussed in Note 7 On March 3, 2010, the Company acquired Redquartz LTD, a company formed and existing under the laws of the country of Ireland, and subscribed for issuance of  2,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable then represented a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the first quarter of 2010. The transaction value was recorded to APIC due to the related party nature of this Agreement.

9. Notes Payable

At September 30, 2010, the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		09/30/10 ($)
9/17/2009	3	9/17/2010	12		$11,691
5/29/2009	3	9/17/2010	12	*	25,547
9/17/2009	3	9/17/2010	18	*	3,402
11/4/2009	3	11/4/2012	9		117,365
11/4/2009	3	11/4/2012	9		117,365
11/4/2009	3	11/4/2012	9		117,365
12/7/2009	3	12/7/2010	9		1,241
2/8/2010	3	12/1/2010	4		128,000
2/15/2010	4	2/15/2012	8		585,413
4/1/2010	4	6/30/2011	9		21,700
7/26/2010	6,2	7/26/2012	20		165,000
8/3/2010	1	8/3/2012	8		153,046
8/10/2010	7	8/10/2012	20		35,000
9/3/2010	8	5/23/2011	8		50,000
3/1/2010	5	3/31/12	10		1,937,058
					$3,469,193

* Compounded

Notes:

Other than as described at Notes 1, 2, 6, 7 and 8 none of the other notes had conversion options.

Note 1: On January 15, 2010, the Company issued an $86,000 Convertible Promissory Note (“Convertible Note”) and a registration rights agreement (“RRA”) to an investor for making a $1,000,000 cash loan.  The Convertible Note has no specified interest rate and was scheduled to mature six months from the closing date.  At the investor’s option, the outstanding principal amount, including all accrued and unpaid interest and fees, may be converted into shares of common stock at the conversion price, which is 75% of the lower of (a) $0.08 per share; or (b) the lowest three-day common stock volume weighted average price during the prior twenty business days. In addition, if the Company sells common shares or securities convertible into common shares, the Conversion Price shall become the lower of: (a) the conversion price in effect immediately prior to the sale of securities; or (b) the conversion price of the securities sold.

The RRA provides both mandatory and piggyback registration rights.  The Company was obligated to (a) file a registration statement for 40,000 common shares (subject to adjustment) no later than 14 days after the closing date, and (b) have it declared effective no later than the earlier of (i) five days after the SEC notifies the Company that it may be declared effective or (ii) 90 days from the closing date.  The Company was obligated to pay the investor a penalty of $100 for each day that it is late in meeting these obligations. The Company’s registration statement was filed late and on March 18, 2010 it was withdrawn.

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

During the first quarter of 2010, the Company tripped two trigger events and incurred resulting penalties and incremental debt obligation. These events increased the outstanding principal amount of the Convertible Note by approximately $22,000 and $27,000 of trigger penalties.

It was determined that the Convertible Note’s conversion option, plus other existing equity instruments (warrants outstanding; see Notes 2 and 7 below) of the Company, were required to be (re)classified as derivative liabilities as of January 15, 2010, because (a) the Convertible Note provides conversion price protection; and (b) the quantity of shares issuable pursuant to the conversion option is indeterminate.  The conversion option and the related instruments were initially valued at $63,080 (expected term of 0.5 years; risk-free rate of 0.15%; and volatility of 95%) and this amount was recorded as a note discount and derivative liability. The derivative liabilities were then marked to the market to an aggregate value of $16,158 (expected term of 0.3 years; risk-free rate of 0.16%; and volatility of 95%) at March 31, 2010.

On May 12, 2010, the parties to the Convertible Note executed a Waiver of Trigger Event, which stipulated: (1) the principal outstanding on the Convertible Note was fixed at $147,500 as of May 12, 2010; (2) the remaining impact of the trigger events and failure to register the shares was waived; (3) the interest rate was reset at 9%; (4) the number of shares issuable under the conversion option was capped at 150 million shares; (5) the repricing provision of the conversion option was eliminated; and (6) the maturity date of the note was revised to August 15, 2010.  In addition, if the market price of the Company’s common stock declines such that the conversion option would be capped at the agreed 150 million shares, the repayment date is accelerated and the outstanding balance on the note is immediately due and payable.  As a result of the above, the conversion option and related instruments were revalued as of May 12, 2010 and were reclassified to paid-in-capital (equity) in the amount of $50,303 (expected term of 0.3 years; risk-free rate of 0.16%; and volatility of 95%).

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012. The note is current as of September 30, 2010.

For the three and nine months ended September 30, 2010, the Company has recorded no charge and a $12,777 benefit on the statement of operations, respectively, associated with the change in the value of the derivative liabilities over the time period.  The note discount was amortized using the interest method over the duration of the Convertible Note (initially six months and amended to eight months) and interest expense of $14,291 and $63,080 was recognized during the three and nine months ended September 30, 2010, respectively. No derivative liability existed as of September 30, 2010.

Note 2: On December 22, 2009, we also issued $150,000 of notes that will become convertible only upon an Event of Default. The Company evaluated these notes and determined that: (1) the conversion option was eligible for a scope exception for bifurcation from the note; and (2) since the note is contingently convertible and not currently substantive, the beneficial conversion feature would not be recognized unless the conversion option was triggered. While the notes weren’t repaid until July 2010, there was no Event of Default.

The Company also granted 120,000 warrants to these note holders as noted previously in these footnotes. Initially, the warrants received equity treatment.  However, because the shares issuable pursuant to the conversion option on the January 15, 2010 Convertible Note were indeterminate from January 15, 2010 until May 12, 2010, these warrants were  reclassified from equity to derivative liabilities as of January 15, 2010 and back to equity as of May 12, 2010. Because the shares issuable pursuant to the conversion option on the July 26, 2010 Convertible Note (see Note 6) are indeterminate these warrants were  reclassified again from equity to derivative liabilities as of July 26, 2010.

The December 22, 2009 values of the warrants (expected term of 3.0 years; risk-free rate of 1.48%; and volatility of 95%) were $45,413 and, after adjusting for the relative fair values of the notes and the warrants, a $34,859 note discount was recorded and classified as paid-in-capital (equity).  The note discount was amortized using the interest method over the six month duration of the Convertible Note and interest expense of none and $34,859 was recognized during the three and nine months ended September 30, 2010, respectively.

 The January 15, 2010 value of the warrants (expected term of 2.9 years; risk-free rate of 1.44%; and volatility of 95%) of $20,384 was reclassified from paid-in-capital (equity) to derivative liabilities.  The May 12, 2010 value of the warrants (expected term of 2.6 years; risk-free rate of 1.15%; and volatility of 95%) of $162 was reclassified from derivative liabilities to paid-in-capital (equity). The July 26, 2010 value of the warrants (expected term of 2.4 years; risk-free rate of 0.80%; and volatility of 95%) of $6 was reclassified from paid-in-capital (equity) to derivative liabilities.  The September 30, 2010 value of the warrants (expected term of 2.2 years; risk-free rate of 0.53%; and volatility of 95%) was marked to the market as immaterial.  For the three and nine months ended September 30, 2010, the Company recorded a $6 benefit and a $20,228 benefit on the statement of operations, respectively, associated with the change in the value of the derivative liabilities.

Note 3: During 2009 we received cash proceeds for these debt obligations of $393,976.

Note 4: For the period ended September 30, 2010, we have received cash proceeds for these debt obligations of $825,715.

Note 5: For the period ended September 30, 2010 we have additional debt obligations owed totaling $1,937,058.

Note 6: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2010, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. The July 26, 2010 value of the conversion option (expected term of 2.0 years; risk-free rate of 0.62%; and volatility of 95%) of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. The derivative liability was marked to market at September 30, 2010 to its then current value of $518,571 (expected term of 1.8 years; risk-free rate of 0.38%; and volatility of 95%). For the three and nine months ended September 30, 2010, the Company recognized negligible note discount amortization and a $999,429 benefit on the statement of operations associated with the change in the value of the derivative liabilities.

Note 7: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2010, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. The August 10, 2010 value of the note of $35,000 (expected term of 2.0 years; risk-free rate of 0.52%; and volatility of 95%) was recorded as a note discount, to be amortized over the life of the note, and derivative liability. The derivative liability was marked to market at September 30, 2010 to its then current value of $110,000 (expected term of 1.9 years; risk-free rate of 0.42%; and volatility of 95%). For the three and nine months ended September 30, 2010, the Company recognized negligible note discount amortization and a $83,200 benefit on the statement of operations associated with the change in the value of the derivative liabilities.

Note 8: On September 3, 2010, we issued a $50,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 23, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2010, or thereafter October 2010 forward.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. The September 3, 2010 value of the note (expected term of  0.7 years; risk-free rate of 0.22%; and volatility of 95%) of $50,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. The derivative liability was marked to market at September 30, 2010 to its then current value of $37,106 (expected term of 0.6 years; risk-free rate of 0.19%; and volatility of 95%). For the three and nine months ended September 30, 2010, the Company recognized negligible note discount amortization and a $38,056 benefit on the statement of operations associated with the change in the value of the derivative liabilities.

 Note 9: General Note: Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all treated as current liabilities.

Note 10: General Note:  Other previously issued warrants to purchase 11,326 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the January 15, 2010 Convertible Note, on account of the indeterminate nature of the number of shares to be issued pursuant to the conversion option.  Those same warrants were reclassified back to equity from derivative liabilities upon the May 12, 2010 execution of the Waiver of Trigger Event. During June 2010, warrants to purchase 1,326 shares expired. Warrants to purchase 10,000 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the July 26, 2010 Convertible Note.  The value of the warrants on each of those dates was negligible. As of September 30, 2010, the values of these warrants continue to be negligible.

Note 11: In the first nine months of 2010, the Company issued 12,129,301 shares of common stock to extinguish debt of $2,860,736.

10.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended September 30, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year options, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.

 The March 1, 2010 value of the options of $440 (expected term of 2.9 years; risk-free rate of 1.02%; and volatility of 95%) was recorded as general administration expense and a derivative liability due to the issuance of the January 15, 2010 Convertible Note.  The May 12, 2010 value of the options of $9,068 (expected term of 2.8 years; risk-free rate of 1.27%; and volatility of 95%) was reclassified from derivative liabilities to paid-in-capital (equity). The July 26, 2010 value of the options of $12,214 (expected term of 2.6 years; risk-free rate of 0.80%; and volatility of 95%) was reclassified from paid-in-capital (equity) to derivative liabilities.  The September 30, 2010 value of the options of $1,802 (expected term of 2.4 years; risk-free rate of 0.53%; and volatility of 95%) was marked to the market.  For the three and nine months ended September 30, 2010, the Company recorded $15,160 and a $1,784 benefits on the statement of operations, respectively, associated with the change in the value of the derivative liabilities.

Through September 30, 2010, the cumulative value associated with the initial recording of the conversion option related to the monthly cash fee obligations was $168,465 which was recorded as general administration expense and a derivative liability. The September 30, 2010 value of the conversion option associated with the cumulative cash fee obligations was $162,036 (expected term of 0.9 years; risk-free rate of 0.27%; and volatility of 95%) was marked to the market.  For the three and nine months ended September 30, 2010, on the statement of operations, the Company recorded $70,418 and $168,465 as general administration expense; and benefits of $4,702 and $6,429 associated with the change in the value of the derivative liabilities, respectively.

For the three and nine months ended September 30, 2010, the Company also recognized $41,250 and $96,250 of general administration expense, respectively, with a corresponding credit to paid-in-capital, which represents amortization of the $165,000 grant date value of the 120,000 shares of restricted common stock over the expected one year service period.

11. Concentrations and Risk

Customers

During the year ended December 31, 2009, and for the nine months ended September 30, 2010, revenue generated under the top five customers accounted for 45% and 81% of the Company’s total revenue. For the year ended December 31, 2009, and for the nine months ended September 30, 2010 three customers accounted for 29% and 72% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 47% of its products from one manufacturer in the United States for the nine months ending September 30, 2010. Concentration with a single or a few suppliers may expose the Company to the risk of substantial losses if a single dominant supplier stops conducting business with the Company. Management believes this poses no business risk as the Company believes alternative product sources are readily available if needed.

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

In July 2010 we received a lawsuit notice on behalf of our SATCO subsidiary whereas Pelco Products, Inc. (“Pelco”) is seeking a judgment to collect amounts owed it from SATCO in the total aggregate amount of $26,229, and subsequent thereto a Default Journal Entry of Judgment was filed on September 3, 2010. There are no material differences in the amount accrued and the default judgment.

In May 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. Management is confident that this matter will be resolved ultimately in SATCO’s favor and since we do not believe we are at fault or liable, we intend to vigorously defend our position. On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,189. Due to the nature of this claim and Southeast Underground's blatant non-payment to SATCO for amounts owed, it is management's belief that the Company is not liable and is currently exploring all appeal opportunities and processes. There are no material differences in the amount accrued and the judgment amount.

In August 2010 we received a lawsuit notice on behalf of our SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI has filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment. There are no material differences in the amount accrued and the judgment amount.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

In July 2010 our Chanwest Resources, Inc. subsidiary operation (“CWR”) entered into a purchase lease agreement with Circle D Trucking of Texas which includes a right to purchase the leased equipment valued at $164,500. Payments of approximately $10,000 have been made to date toward CWRs intent to purchase.

13. Subsequent Events

On October 1, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Purchase/Exchange Agreement with Terra Telecom, LLC. (“Terra"). For further information regarding Terra Telecom LLC please see our Current Report on Form 8-K filed on October 7, 2010, incorporated herein by reference.

In October 2010, the Company issued 3,405,492 shares of common stock to various entities to reduce debt owed to debt holders.

In November 2010, the Company issued 2,350,000 shares of common stock to various entities to reduce debt owed to debt holders.

In November 2010, the Company issued 357,143 shares of common stock to a consultants and advisors for services rendered.
 confur
On October 18, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 3,000,000,000 from 1,300,000,000 and maintains 60,000,000 par value $0.001 per share of its authorized preferred stock.

On November 9, 2010, the Company effected a 1 share for 50 shares reverse split of its common stock and all amounts have been retroactively adjusted.

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

In early 2009, based on the economic downturn, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on a transition from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies. In addition, the acquisition targets being reviewed by the Company also had a presence in the telecommunications and general construction industries. The acquisition strategy focuses on vertically integrating manufacturing entities, distributors and construction groups. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary with key additional management team to begin this process, and as a result on November 4, 2009, the Company acquired all of the capital stock of South Atlantic Traffic Corporation, a Florida corporation, (SATCO) which distributes a variety of products geared primarily towards the transportation industry where it derives its revenues. In July 2010, the Company entered into a Definitive Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. The Stock Purchase Agreement provides for up to a 51% interest in E-Views and exclusive distribution and sales rights in various states. The Company has initially solidified rights for the states of Alabama, Florida, Louisiana and North Carolina. They have also obtained international rights in the countries of Ireland and the United Kingdom. These states were initially chosen because of our subsidiary Southern Atlantic Traffic Corporation's, established clientele, and therefore potential abilities to penetrate these markets with E-Views patented technology and state-of-the-art products (see further discussion this Section). Recently in October 2010, the Company executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located in Tulsa, Oklahoma ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. Terra Telecom is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Terra Telecom also works with the United Nations delivering Alcatel voice products to several countries and the Texas Dept. of Transportation, which will bring opportunities to the Company through Terra’s various ITS/DOT opportunities in place with Alcatel products. Terra employs approximately 40 personnel at the present time.

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

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by development of its new line of operations for M3, SATCO, EPI, CWR, E-Views, and Terra or acquisitions by the Company that are vertically related to M3, SATCO, EPI, CWR, E-Views, and Terra such as Redquartz and E-Views and or Terra for SATCO and Chanwest for EPI, and (ii) building new infrastructure for its oil and gas operations in 2009. The Company throughout its first quarter of operations for 2010 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

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

Completion and Entry into a Definitive Agreement with E-Views Safety Systems, Inc.

On July 22, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, incorporated herein by reference).

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

E-Views currently owns 7 patents with an additional 6 patents pending giving them an Intelligent Transportation Systems ("ITS") product that is one of the most advanced Intersection Infrastructure Technologies available today. In 2006 E-Views received approval from Houston Transtar and implemented its first multi-million dollar contract with the 3rd largest county in the U.S., Harris County, Texas, for its EVP System. As a result of its success in Texas, E-Views is quickly becoming the standard in ITS Systems for progressive municipalities throughout North America. The company's sales are beginning to enjoy significant growth as initial purchase orders have been received from as far north as Montreal, Canada to Henderson, Nevada.

Completion and Entry into a Definitive Agreement with Terra Telecom, LLC.

On October 1, 2010, EGPI Firecreek, Inc. (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. All assets and liabilities of Terra, other than information listed in the SPA are considered to be transferred to the Purchaser. For more information on Terra, please see our Current Report on Form 8-K and Exhibit 10.1 thereto filed on August 7, 2010.

Terra Telecom is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Terra is believed to have developed into an industry leader in value creation for each of their clients and stakeholders. Terra’s enterprise business has experienced exponential sales volume and revenue growth since January 2005 with year to year revenue growth presented to us averaging 46.6% over 2005, 2006 and 2007. In 2006 Terra relocated its company headquarters to a 25,000 square foot facility in Tulsa, Oklahoma. This facility provides Terra the space to continue growth and the ability to manage operations throughout the nation. Terra Telecom also works with the United Nations delivering Alcatel voice products to several countries and the Texas Dept. of Transportation, which will bring opportunities to EGPI Firecreek, Inc. through Terra’s various ITS/DOT opportunities in place with Alcatel products. Terra employs approximately 40 personnel at the present time.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, and including any new or pending acquisitions discussed herein, and those business activities and developments related to our newest M3, SATCO, EPI, CWR, RQTZ, TERRA, E-Views strategy and operations, and new acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays  in connection with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended September 30, 2010 and September 30, 2009.

Results of Operations

 Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

There was $1,564,849 in revenues generated from the Company’s sales activities in the nine months ended September 30, 2010 compared to no revenues in same period of 2009. Cost of goods sold in the nine months ended September 30, 2010 was $1,371,083 and $0 in the same period of 2009, producing gross profits of $193,766 for the first nine months of 2010 and $0 for the same period in 2009.

General administrative expenses were $2,478,075 in for the nine months ended September 30, 2010 compared to $1,211,693 for the nine months ended September 30, 2009.  The increase in these expenses is due to the additional subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Sep-10	30-Sep-09

Advertising & promotion	$17,114	$49,507
Administration	163,573	33,680
Consulting	768,885	263,676
Investor incentives/commissions	300,733	51,000
Professional fees	393,283	265,018
Rent/Utilities	51,304	0
Salaries	575,019	0
Impairment expense	0	548,792
Misc.	208,164	0
Total	$2,478,075	$1,211,673

Promotional fees of $17,114 were incurred in stock promotional activities.

Consulting fees of $768,885 were incurred for business advisory services.

Professional fees of $393,283 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries.

Investor incentive fees of $300,733 were incurred in regards to funding activities.

After deducting general and administrative expenses, the Company experienced a loss from operations of $2,746,626 for the nine months ended September 30, 2010 compared to a loss of $1,211,673 for the same period last year.

Interest expense for the nine months ended September 30, 2010 was $247,064 compared with $6,281 for the same period last year.

The Company incurred a net loss of $4,072,531 for the first nine months ended September 30, 2010 compared to a loss of $1,169,954 for Q2 2009.

Fully diluted loss per share was ($0.72) per share for nine months 2010 compared to a loss of ($3.38) per share for nine months 2009.

Professional fees increased approximately $590,582 to $855,600 for nine months 2010 from $265,018 for nine months 2009.

Net loss for nine months 2010 was $3,881,568 or ($0.72) per share compared to a loss of $577,387, or ($3.38) per share for nine months 2009.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

There was $648,551 in revenues generated from the Company’s sales activities in the quarter ended September 30, 2010 compared to no revenues in same quarter of 2009. Cost of goods sold in the quarter ended September 30, 2010 was $586,620 and $0 in the same period of 2009, producing gross profits of $61,931 for the third quarter of 2010 and $0 for the same period in 2009.

General administrative expenses were $804.768 for the three months ended September 30, 2010 compared to $714,570 for the nine months ended September 30, 2009.  The decrease in these expenses is due to cost cutting activities.

 Discussion of Financial Condition:  Liquidity and Capital Resources

At September 30, 2010 cash on hand was $36,577 as compared with $17,625 at December 31, 2009.

At September 30, 2010, the Company had working capital deficit of $7,406,245 compared to a working capital deficit of $3,041,776 at December 31, 2009.  Working capital increased mainly as a result of adding subsidiaries.

Total assets at September 30, 2010 were $4,054,065 as compared to $3,959,666 at December 31, 2009.

The Company’s total stockholders’ deficit increased to $3,813,325 at September 30, 2010 from stockholders’ equity of $47,243 at December 31, 2009.

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009 and for the quarters ended March 31, 2009, June 30, 2010, and September 30, 2010.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2010, that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In July 2010 we received a lawsuit notice on behalf of our SATCO subsidiary whereas Pelco Products, Inc. (“Pelco”) is seeking a judgment to collect amounts owed it from SATCO in the total aggregate amount of $26,229.03, and subsequent thereto a Default Journal Entry of Judgment was filed on September 3, 2010.

In May 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. Management is confident that this matter will be resolved ultimately in SATCO’s favor and since we do not believe we are at fault or liable, we intend to vigorously defend our position. On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,189.65. Due to the nature of this claim and Southeast Underground's blatant non-payment to SATCO for amounts owed, it is management's belief that the Company is not liable and is currently exploring all appeal opportunities and processes.

In August 2010 we received a lawsuit notice on behalf of our SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI has filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710.28. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, filed on April 15, 2010, in our first quarter report on Form 10-Q filed on May 24, 2010, in our second quarter report on Form 10-Q filed on August 20, 2010, in our Form 8-K filed on June 16, 2010, and in our Form 8-K filed June 17, 2010, incorporated herein by reference.

(*)(**) On August 25, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration as follows:

			Type of	Fair Market Value of
Name and Address (***)	Date	Share Amount	Consideration	Consideration
Seymour Flics (1)	8/25/2010	350,000	Working Capital	$7,000.00
223 Birchwood Road			For the Company
Old Tappan, NJ 07675

(*) Issuances when approved, will be subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $7,000 worth of common stock in the immediately preceding table used primarily in consideration of advances made for working capital requirements for the Company.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Please see information listed under ITEM 9B, OTHER INFORMATION, contained in our Annual Report on Form 10-K, filed on April 15, 2010, ITEM 5-OTHER INFORMATION, contained in our first quarter report on Form 10-Q filed on May 24, 2010, in our second quarter report on Form 10-Q filed on August 20, 2010, incorporated herein by reference.

On October 1, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Purchase/Exchange Agreement with Terra Telecom, LLC. (“Terra").

Terra is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Its goal is to provide customers value and integrity in each of these opportunities. Since 1980, Terra has focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, video and associated applications. Terra is believed to have developed into an industry leader in value creation for each of their clients and stakeholders. Terra’s enterprise business has experienced sales volume and revenue growth since January 2005 with year to year revenue growth presented to us averaging 46.6% over 2005, 2006 and 2007. In 2006 Terra relocated its company headquarters to a 25,000 square foot facility in Tulsa, Oklahoma. This facility provides Terra the space to continue growth and the ability to manage operations throughout the nation. Terra Telecom also works with the United Nations delivering Alcatel voice products to several countries and the Texas Dept. of Transportation, which will bring significant opportunities to EGPI Firecreek, Inc. through Terra’s various ITS/DOT opportunities in place with Alcatel products. Terra employs approximately 40 personnel at the present time.

For further information regarding Terra Telecom LLC please see our Current Report on Form 8-K filed on October 7, 2010, incorporated herein by reference.

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

Date:  November 22, 2010

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, CFO, and Director