Form 10-K
period 2010-12-31
EGPI FIRECREEK, INC.
filed 2011-04-28
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $785,387.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 23, 2011, the registrant had 955,914,146 shares of its $0.001 par value common stock issued and outstanding. There are  no shares of Series A, B preferred stock issued and outstanding, and 14,286 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

EGPI FIRECREEK, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

On December 2, 2008 as a result of a default notice received October 24, 2008 on Promissory Notes and Debentures held by Dutchess Private Equities Fund, Ltd (“Dutchess”), all of the assets were transferred or disposed of.

On May 18, 2009, the Company entered into a Stock Acquisition Agreement relating to the assignment and sale of Firecreek Petroleum, Inc., a Delaware corporation (“FPI”).

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

On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD a company formed and existing under the laws of the country of Ireland. Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry. Redquartz LTD spun off its operations prior to the acquisition and was a development stage company at the time of the acquisition.

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc., a Texas corporation. Chanwest Resources, Inc. was formed in 2009 and has been engaged in ramping up operations including acquiring assets related to the servicing and construction, and activities related to the acquisition production and development for oil and gas.

On July 22, 2010 EGPI Firecreek, Inc. the Company executed a Stock Purchase Agreement with E-Views Safety Systems, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. Founded in 1998, E-Views is both an innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications that enable municipalities worldwide to provide first responder prioritization, traffic congestion mitigation, emergency evacuation coordination, multi-agency communications interoperability, nuclear/biological/chemical detection and data reporting. As of December 31, 2010, the Company has not yet closed the transaction and continues to keep the potential agreement verbally extended indefinitely until closed or terminated by the E-Views Safety Systems, Inc. The Company and the sellers of E-Views Safety Systems, Inc. have verbally agreed to continue in good faith but to notify one another if the intent is to withdraw or terminate the transaction.

On October 1, 2010 the Company entered into a Definitive Securities Purchase/Exchange Agreement with Terra Telecom, LLC. Terra is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. Terra focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, video and associated applications.  On March 14, 2011, the company sold Terra Telecom, LLC.

On October 18, 2010, the Company increased its authorized common stock, par value $0.001 per share, to 3,000,000,000 from 1,300,000,000 and maintains 60,000,000 par value $0.001 per share of its authorized preferred stock.

On November 9, 2010, the Company affected a 1 share for 50 shares reverse split of its common stock split whereby, as of the Record Date, for every fifty shares of common stock then owned, each shareholder received one share of common stock. All amounts have been retroactively adjusted for all periods presented.

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

In early 2009, based on the continued economic downturn, credit decline, struggling financial markets and the implementation of the federal stimulus package for infrastructure projects, the Company embarked on two lines of business as a strategic plan in part then transitioning from an emphasis on the oil and gas focused business to that of an acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies and other potential targets based in the telecommunications and general construction industries. The acquisition strategy focused on vertical business integration. In May 2009, the Company acquired M3 Lighting Inc. (M3) as the flagship subsidiary with key additional management team to begin this process, and as a result on November 4, 2009, the Company acquired all of the capital stock of South Atlantic Traffic Corporation, a Florida corporation, which distributes a variety of products geared primarily towards the transportation industry where it derives its revenues.

Through 2009 we also continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries. In late 2009 and continuing in 2010, the Company began pursuing a reentry to the oil and gas industry on a domestic basis as part of our strategic plans. On December 31, 2009, through our wholly-owned subsidiary, Energy Producers, Inc., we acquired interests in certain oil and gas leases, reserves and equipment located in West Central Texas for rehabilitation and development. Later on June 11, 2010 we acquired all of the capital stock of Chanwest Resources, Inc., a Texas Corporation, which is engaged in ramping up operations including acquiring assets related to the oil and gas servicing business.

Throughout 2010 we continued to develop both of our two line segments of operations. In addressing the ITS/DOT segment which would also include Telecommunication industry and other General Construction, we entered into several business opportunities that ultimately were not able to reach their full potentials or one or more cases to be fully consummated. We first entered into an Agreement on January 15, 2010, to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”). Southwest Signal, Inc., was established in 2000 and is engaged in all facets of the United States Intelligent Transportation System / Department of Transportation Industry. This transaction did not consummate as our financial relationships failed to complete on proposed financing. Lack of available financing, and withdrawal of the factoring company in place for SATCO or the absence of a synergistic relationship as planned with Southwest Signal, Inc. to develop financing from cash flow growth began effecting its sales ability to effectuate or complete on orders. On March 3, 2010, the Company did succeed in completing a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, and known internationally. We believed the transaction and relationship would facilitate expanding our business relationships for the products sold by SATCO and other activities eventually planned relative to Intelligent Traffic Systems (ITS) and the transportation industry as well as our other segment of operations. In our continued efforts to attract new financing to the Company in behalf of its strategic plan, on July 22, 2010 we entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. The Agreement provided us with a “Dealer Agreement” with further rights to acquire up to 51% of E-Views. Founded in 1998, E-Views is a leading edge innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications. We believe there are ongoing potentials with our business relationship with E-views. We have not acquired a percentage of E-views to date.

In October 2010, the Company executed a Securities Purchase / Exchange Agreement to acquire 100% of Terra Telecom, LLC, an Oklahoma limited liability company. Terra Telecom was considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. It was also considered a good opportunity for the Company due the potential for sales growth and associated cash flow anticipated. They served various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. The business acquisition was unable to be consolidated with the Company, nor was factoring and bridge financing proposed by lenders to be consummated able to be completed satisfactorily to all interested parties, and to the benefit of potential and thus future cash flow finance ability internally would for the moment, be an unobtainable option. Thus the Company’s interests for both Terra and SATCO. have been sold as of March 14, 2011 (see further information listed under “Recent Developments”, “the Business”, Management Discussion and Analysis, and elsewhere in this report).

As of March 14, 2011 and for Fiscal 2011, the Company has been now concentrating on continuing building of its oil and gas division, and presently considering restoring additional infrastructure for its ITS/DOT, Telecommunication and General Construction area of its business through new targets and prospects to maintain its business strategy for 2011.

For further information related to our history please see information in our Form 10K and Form 10KSB Reports, as amended, filed on April 15, 2010, March 23, 2010, and July 24, 2008, respectively, along with filings on Form 10-Q and Form 8-K, as amended.

RECENT DEVELOPMENTS

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement (the “Purchase Agreement”) involving the sale of South Atlantic Traffic Corporation (“Satco”), a wholly-owned subsidiary which provides a variety of products geared primarily towards the transportation industry, to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement (the “Purchase Agreement”) involving the sale of Oklahoma Telecom Holdings, Inc. (“OTH”), an Oklahoma corporation, formerly known as Terra Telecom, LLC., an Oklahoma limited liability company, to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement (the “Purchase Agreement”) involving the sale of Terra Telecom, Inc. (“TTI”), to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 1, 2011, the Company entered into a Series D Stock Purchase Agreement (“SPA”) with Dutchess Private Equities Fund, Ltd. (“Investors”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, (“GZI”) agreed to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. (“EPI”), a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment. For further information please see our Current Report on Form 8-K filed on March 7, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On February 4, 2011, the Company entered into an Agreement to acquire all 100% of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006, and the owners of Membership Interests of the Arctic Solar Engineering LLC; The FATM Partnership, a Missouri Partnership, The Frederic Sussman Living Trust. Arctic Solar Engineering, LLC, is an integrator of Solar Thermal Energy technology. For further information please see our Current Report on Form 8-K filed on February 10, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.  The company has closed on this acquisition as of the date of this filing.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) building new infrastructure for its oil and gas operations in 2011. The Company throughout its first quarter of operations for 2011 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin, and ii) we are again considering expanding and supporting our growth potential by development of its line of operations related to our recent acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies and or acquisition potentials having a presence in the telecommunications and general construction industries.

The Company’s goal is to build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

THE BUSINESS

The Company beginning May 20, 2009 and throughout fiscal 2010 has been building and integrating two line segments of operations and facilitating plans including i) development and redeployment of our oil and gas infrastructure which we are currently focused on building our oil and gas operations, and servicing related business activities for oil and gas domestically, and ii) generating business geared to Department of Transportation (DOT) application including Intelligent Lighting Systems (ITS)  inventory and systems sales to DOT and also distribution of commercial decorative lighting to the trade and direct to retailers, and building infrastructure for Telecommunication Industry for deployment of  communications systems, sales, service, and training . As of fiscal 2011 the Company has recently sold two of its business segments one of which was geared to Department of Transportation (DOT) application including Lighting Systems (ITS) inventory and systems sales to DOT, and the other was in behalf of our recent pursuits related to the Telecommunication Industry.

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

Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, Three Well Program

Effective December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. (“Energy Producers” or “EPI”) closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.

Purchase and Work Program Costs Associated With Our Acquired Interests in the Texas, Three Well Program

Pursuant to the Assignment, the Company’s wholly owned subsidiary Energy Producers, Inc. paid to Whitt the total of two hundred twenty five thousand ($225,000) dollars for the leases, equipment, and a turnkey work program included for three wells located on the leases. Of the $225,000 we allocated $163,500 for the leases and $61,500 for the existing equipment according to our share.

Whitt Oil and Gas, Inc. is the operator for Energy Producers non operated interests and commenced with work 2010 programs to rehabilitate the three wells which began in January 2010 with the goal to restore production and be online as soon as possible. The Assignment through closing is less all credited taxes including State, County, and or other due and owing by Whitt through the oil transfer effective date of December 1, 2009 to Energy Producers.  Operations upon the transfer effective date will be handled by an Operating Agreement between Energy Producers and Whitt.

The 2009 and 2010 rehabilitation and enhancement programs included well repairs followed by frac treatment for each well, namely the McWhorter No. 1 Well with perforations in the Bend Conglomerate Formation at 4,060 to 4,068 feet, the Young No. 3 Well to produce at 2,530 feet depth in the Palo Pinto Lime, and the Boyett Well, to produce in the Caddo Lime at approximately 3,400 feet.

Our turnkey manager, partner, and project operator encountered an abundance of weather related and non reported down hole maintenance issues in its attempts in 2010 to bring one or more wells on line. For 2011 both the operator and Company are in agreement and are currently moving forward for the recompletion of the McWhorter and Boyette proven zones in their respective wells. Additionally, plans are to have the Young #1 well, which adjoins the McWhorter, convert into a salt water disposal well to support the McWhorter production operations and economics. We are planning in-depth technical evaluations to be conducted on the two undeveloped Barnett Shale locations situated on the Boyette lease at the 5,500 ft. depth.  Recent successes in the local Barnett wells have encouraged both management and its operator, to advance the timing on the Barnett evaluation.

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

Acquisition of 75% Working Interests, J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

On March 1, 2011, we entered into a Series D Stock Purchase Agreement (“SPA”) with Dutchess Private Equities Fund, Ltd. (“Investors”) whereby contemporaneously with the execution and delivery of the Agreement(s) and Exhibits, the parties hereto are executing and delivering an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, (“GZI”) agrees to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. (“Energy Producers” or “EPI”) all assets of GZI as described in the preliminary Assignment and Bill of Sale and summarily as follows: Under the terms of the agreement, which shall be effective March 1, 2011, the Company’s wholly owned subsidiary Energy Producers, Inc. will acquire a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, Energy Producers will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft.  The company has closed on this acquisition as of the date of this filing.

Purchase Costs Associated With Our Acquired Interests in the Texas, J.B. Tubb Leasehold Estate

Per our entry into the SPA with Dutchess, we agreed to authorize and issue and sell 2,500 shares of a new, to be authorized, Series D preferred stock to Investors for one thousand dollars ($1,000) per share, or a total in the aggregate value of two million five hundred thousand ($2,500,000) dollars. Pursuant to the SPA each share of Series D Preferred Stock shall be convertible, at the sole option of the Investor or holder thereof, into share(s) of the Corporation’s Common Stock (“Conversion Shares”). The Conversion Formula at the time of any noticed and converted shall mean that the number of Conversion Shares (common stock) to be received by the holder of Series D Preferred Stock in exchange for each share of Series D Preferred Stock that such holder intends to convert pursuant to this provision, where such number of Conversion Shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1000) by i) .003 per share, ii) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The Company has agreed to keep a sufficient number of its common shares on hand for future conversions as listed in Section 1 of the SPA.

Various Terms and Rights Under The Proposed Operating Agreement For J.B. Tubb (J.B. Tubb) Leasehold Estate

Under the Proposed Operating Agreement, Success Oil Co., Inc. (“Success”) is the operator of the J.B. Tubb for the EPI working interests. The Operating Agreement provides for the duties and obligations of the operator and the obligations of EPI as the non-operator with respect to various lease operating and workover expenses. The Operating Agreement provides that unless changed by other provisions therein, costs and liabilities incurred in operations are borne and paid equally by the parties, and equipment and materials acquired in operations are owned, according to their interests identified as 75% for EPI. The Operating Agreement calls for Success to operate the J.B. Tubb, equipment, wells and reserve interests for Energy Producers through Energy Producers on a month-to-month accounting basis. Success is experienced in the area with staff available for oversight and monitoring of the Energy Producers interests. Success utilizes a pumper operator located in and familiar with that area. Success administrates monthly activities including the Energy Producers oil production income, issuing monthly management reports, lease operating and interest owner expense and income payments, and compiling same for delivery to our accounting offices.

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

Sales and Marketability

Oil and Gas Working Interests, Three Well Program, Callahan, Stephens, and Shakelford Counties, West Central Texas, and Working Interests in J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We rely on our operating partner to market and sell our production.  Our operating partner Whitt Oil and Gas, Inc. and Success Oil Co., Inc. are both privately owned exploration and production companies.  We do not believe the loss of any single operator would have a material adverse effect on our wholly owned subsidiary Energy Producers, Inc. as a whole.

Historically the marketability of our crude oil has not posed a problem for us.  Crude oil can be easily sold wherever it is produced in the state(s) that the operations are conducted subject to the transportation cost. For example, the crude oil produced by the Company’s then subsidiary via certain of its oil and gas interests which were disposed of on December 2, 2008 which had previously been transported by truck.  During 2011 we will again expect to commence sales of oil via truck and via pipeline for natural gas. Overall, natural gas can be considered more difficult to sell since transportation requires a pipeline.  In some of the areas that we have previously pursued or expect to pursue new drilling activity for natural gas in the future, there can be delays because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled, if any, will be placed on line in a timely manner after the well is drilled and completed.

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

Acquisition of 100% of Chanwest Resources, Inc.

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc, (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares. For further information please see our Current Report on Form 8-K filed on June 16, 2010, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.  The company has closed on this acquisition as of the date of this filing.

Purchase costs for the Acquisition of Chanwest Resources, Inc.

The acquisition was accomplished via a Stock Purchase Agreement effective on June 1, 2010, and the Company subsequently issued 400,000 shares (post split calculation) of its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, including Shareholder Notes Payable, of the CWR are included with the subsidiary unit in the initial amount of $252,161. Chanwest Resources, Inc. was essentially inactive in the first and second quarter of 2010 having a minor amount of income and expense that would substantially affect the consolidated financial statements of the Company.

Business of Chanwest Resources, Inc.

Chanwest Resources, Inc. was formed in 2009. Since its formation through the present, CWR through its principles have ramped up operations acquiring assets related to the servicing, construction, production and development for oil and gas. Chanwest has formed strategic alliances and brought key management with over 40 years experience in all facets of the oil and gas industry. Plans for three phases of operations and expansion are underway. Chanwests’ first phase of operations through one or more of its segments include Construction and Trucking, with a complement of assets which will be deployed providing related services used for hauling equipment, delivery and spreading of rock, iron ore, dirt and gravel, used in lease roads, firewall’s, tank pads, and drill sites. Chanwest will provide services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields. Additional services of Chanwest include marketing for its workover rig having pulling capacity for wells to 6000’ feet depth. It will be used with a crew on our own leases in our second phase of operations planned, along with our current status of workover rig for hire to operators.

Chanwest estimates that upon an additional $200,000 in financing that it will be able to generate approximately 2 million in gross revenues from operations over the next year.

For its third phase of operations the Company’s newest wholly owned subsidiary Chanwest will work alongside Energy Producers unit operations to evaluate potential for acquisitions and development strategies for the production of oil and gas operations, initially working towards acquiring strategic rehabilitation targets in and around Abilene and other areas in Texas.

Acquisition of 100% of Arctic Solar Engineering, LLC

On February 4, 2011, the Company entered into an Agreement to acquire all 100%  of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 (the “Company”), and the owners of Membership Interests of the Arctic Solar Engineering LLC; The FATM Partnership, a Missouri Partnership, The Frederic Sussman Living Trust. Arctic Solar Engineering, LLC, is an integrator of Solar Thermal Energy technology. For further information please see our Current Report on Form 8-K filed on February 10, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Purchase Costs for the Acquisition of Arctic Solar Engineering, LLC

The acquisition was effected via a stock for stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”).  The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 6,000,000 shares of our restricted common stock.  In addition, the Purchase Agreement  contains   an “Earn-out Provision “  which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report.  This stock Earn-out consideration will be valued at 90 % of the last trade price on the filing date for the calendar year of operations.

The Business of Arctic Solar Engineering, LLC

Arctic Solar Engineering LLC (“ASE”) engages in the design/build, integration, and installation of thermal solar systems for residential and commercial sites in the United States. It serves the thermal solar space heating and cooling, and water heating needs of new construction and retrofits. Arctic Solar Engineering, LLC integrates solar thermal energy technology patented over 30 years ago by Daimler Aerospace in Germany. This technology is used throughout Germany, other parts of Europe, Asia and the Middle East.

Solar thermal energy is the most efficient and economical method of capturing and using renewable thermal energy created by the sun every day of the year. ASE’s solar collector technology is used to capture all visible and non-visible wave lengths of sunlight and convert it into energy at a 90 percent efficiency rate. Energy created by ASE’s solar thermal energy systems store that energy in water, or other similarly inexpensive storage mediums, and then use that energy in its direct form to heat water, heat space and cool spaces.

ASE’s competitive advantage is product knowledge and knowledge of how water-based energy systems work and can be successfully implemented to reduce an average building’s energy consumption by up to 70%. Also, because of ASE’s solar thermal energy systems, there are no real local competitors and competition is very limited on a national basis. However, the market demand for renewable energy is growing at a dramatic rate.

ASE recently announced that that it has filed a patent for their unique cooling fin design. The patent pending cooling fins provide radiant cooling as part of an alternative energy solution. The cooling fins are a beautiful unique design that will function in the reverse process of a radiator, in order to cool a space. These cooling fins provide a significant amount of surface space which is required for radiant cooling without covering the entire ceiling of a structure. Additionally, the cooling fins are pleasant to look at and make an excellent architectural addition to any building.

The fins are also more efficient than traditional cooling plates and/or chilled beams typically used in radiant cooling applications, and are less costly. Due to the nature of ASE’s patent pending design, the fins provide excellent cooling, while minimizing the issue of condensation frequently prevalent in radiant cooling applications.

ASE also recently announced, through their newly formed distribution company SolarUs, plans on initial distribution in the states of Georgia and Colorado. Upon the imminent completion of their multi-state distribution agreements, ASE plans to focus their sales efforts on Arctic Solar’s commercial solutions, which uses solar thermal energy to pre-heat boilers for commercial and industrial businesses.

A special interest has also been given to the state of Colorado, which offers tremendous state incentives for residential alternative energy solutions. Because of this, the new distributor will focus efforts on Arctic Solar’s residential hot water heater replacement solution. It is anticipated that all distributors will operate under the SolarUs brand name.

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

Future Development Contemplated

J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

As part of the disposition of its assets with Dutchess, we entered into an Oil and Gas Property Participation and Rights Agreement (“Participation Agreement”), whereby Dutchess granted to us, under certain circumstances listed therein the participation agreement, a right of first refusal, as provided in Section VIII of that certain participation agreement between Success Oil Co. and EGPI and its wholly-owned subsidiary, Firecreek Petroleum, Inc., dated January 3, 2008. In 2010 the right was called, and thereafter has expired, however the position is still negotiable at the date of this filing.

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

Entry and Eventual Stability In The Oil And Gas Business Will Be Dependent Largely On Our Ability To Acquire Significant Amounts of Financing

The Company’s entry and eventual stability in the oil and gas business, through Energy Producers or though one or more subsidiary interests, will be dependent largely on the ability to continuously acquire significant financing amounts, and other potential financing providers, to carry out and implement its plans (see “Management Discussion and Analysis”, “Business Risks”, and “Liquidity and Capital Resources” sections).

The Company and its Energy Producers unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, Louisiana, New Mexico, and other productive regions and areas in the U.S. However, no assurances can be given by the Company that it will be successful in pursuing these other prospects.

Successful negotiations for acquisitions, confidentiality, timing and the Company’s financial capabilities will continue to play a significant role in any success of both current and future operations for the Company activities, including its subsidiary operations, and/or any future planned subsidiary or special purpose entity (SPE) operations which may exist in the future.

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

The Business and Strategy of M3 Lighting, Inc. (M3)

Through its then managements experience, knowledge and contacts in the lighting and DOT industry, M3 created a business plan to create a vertical rollup and stream of acquisitions targeted strategically for the Company that included manufacturers, distributors and contractors. This change in strategy allowed the management and key decision makers at M3 more time to focus on potential acquisitions of companies who they had done business with for numerous years. Focusing on the Obama Infrastructure Stimulus funding that is being released for roadwork throughout the country; M3 is pursing companies that are involved in the lighting, traffic signs/signals and ITS components of the industry.  M3 is also actively pursuing federal contracts to provide lighting and contracting through our partnership with CST Federal who are a disabled veteran’s agency that bids government contracts.  Future acquisitions in the DOT construction industry are expected to provide a labor force for the maintenance and remediation services the Company plans on providing.  Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively.

Acquisition of South Atlantic Traffic Corporation (SATCO)

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

Purchase Costs for the Acquisition of South Atlantic Traffic Corporation. (SATCO)

The acquisition was effected via a stock purchase agreement between SATCO and EGPI. In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for $600,000 cash consideration, 2,908,000 EGPI common shares valued at $174,480 that included a contingent equity make whole liability provision valued at $988,720, and $295,173 in notes to the sellers’ all together in the aggregate totaling $2,058,373. For the cash consideration paid to SATCO, SATCO and the Company by its further entry into a Continuing Guarantee and Waiver, entered into an accounts receivable based credit facility (Loan) (also known as Factor and Security Agreement) with Creative Capital Associates, Inc., Silver Spring Maryland (proposal and term sheet), in conjunction with Benefactor Funding Corp. a Colorado corporation (factor lender). This factoring line has been paid off, retired and cancelled prior to the date of this Report.

The Disposition of SATCO

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement (the “Purchase Agreement”) involving the sale of South Atlantic Traffic Corporation (“Satco”), a wholly-owned subsidiary which provides variety of products geared primarily towards the transportation industry, to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Previously Pending Acquisition of Southwest Signal, Inc.

As of January 15, 2010, the Company entered into an agreement with Kevin and Pamela Fitzgerald (the “Seller(s)”) to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”).

Purchase Costs for the Proposed Acquisition of Southwest Signal, Inc (SWSC)., Previously Pending

In 2009 the Company closed into escrow One Million Dollar ($1,000,000.00) deposit to the sellers toward the acquisition of SWSC. The deposit was secured by a letter of credit that was collateralized by cash that was arranged by the Company in behalf of the transaction. The balance of the purchase price of Two Million Three Hundred Thousand Dollars ($2,300,000.00) was due on or before February 25, 2009. The Company did not close the transaction in February 2010 and deposit related transaction held in escrow was repaid. The transaction with SWSC subsequently remains on a form of verbal extension basis until agreement for the transaction to be completed, with or without new changes, or be terminated by notice of either SWSC or the Company. The Company and the Sellers verbally agreed to continue in good faith but to notify one another if our intent is to withdraw or the Sellers wish to terminate. For further information please see information and exhibits furnished in our Current report on form 8-K, as amended, filed with the SEC on January 22, and February 8, 2010, respectively.

The Business of Southwest Signal, Inc (SWSC)., Previously Pending

Southwest Signal, Inc., was established in 2000 and is engaged in all facets of the United States Intelligent Transportation System / Department of Transportation Industry. The Company also provides services to leading private sector clients such as Wal-Mart, Lowes and Home Depot in addition to large private developers.  Southwest Signal, Inc. also participates in maintenance and general bids for city, county and state funded DOT projects. The corporate headquarters are located in Tampa, Florida.

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

 The Business of Redquartz LTD (RQTZ)

Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic Corporation (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010.

Agreement with E-Views Safety Systems, Inc.

On July 22, 2010 the Company entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. For further information please see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Non consummated Acquisition of Terra Telecom, LLC.

On October 1, 2010, EGPI Firecreek, Inc. (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. All assets and liabilities of Terra, other than information listed in the SPA are considered to be transferred to the Purchaser. For more information on Terra, please see our Current Report on Form 8-K, Form 8-K/A (amendment no. 1), and Form 8-K/A (amendment no. 2) filed on October 7, 2010, December 7, 2010, and March 22, 2011, respectively, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Purchase Costs for the Acquisition of Terra Telecom, LLC (Terra)

The acquisition was effected on October 1, 2010 via a securities purchase/exchange agreement between Terra and EGPI. In the course of this acquisition, Terra security owners exchanged all outstanding security interests for 1,221,343 (post 1:50 reverse split) EGPI common shares. A portion of these shares, 600,000 is due on the acquisition date and the remaining pertains to contingent consideration as provided by the earn-out provisions of the agreement.  This earn-out provision states that for a period of twenty-four months following the effective date, the owners of Terra will be entitled to receive payment in the form of additional common shares based upon the financial performance of Terra.  The acquisition of Terra is not reflected in the accompanying financial statements of the Company due to the fact that the Company did not obtain control of the assets and liabilities of Terra or have operational control of the Terra leading up until the subsequent disposition on March 14, 2011.

The Business of Terra

Our consideration was based on the fact that Terra was then considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They served various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Terra’s goal was to provide customers value and integrity in each of these opportunities. Since 1980, Terra focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, and video and associated applications.

Terra is believed to have developed into an industry leader in value creation for each of their clients and stakeholders. In 2006 Terra relocated its company headquarters to a 25,000 square foot facility in Tulsa, Oklahoma. This facility provided Terra the space to continue growth and the ability to manage operations throughout the nation. Terra Telecom worked with the United Nations delivering Alcatel voice products to several countries and the Texas Dept. of Transportation, which we believed would bolster the growth opportunities to EGPI Firecreek, Inc.’s related segments of operations, through Terra’s various ITS/DOT opportunities in place with Alcatel products. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

The Disposition of Terra

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement  involving the sale of Oklahoma Telecom Holdings, Inc., formerly known as Terra Telecom, LLC, a wholly-owned subsidiary which provides state-of-the-art communication technologies to various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience., to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

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

The Company is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions, and targeted roll up candidates, in the U.S. and overseas in Europe. However, no assurances can be given by the Company that it will be successful in pursuing and completing these other transactions.

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

We had a net loss on continuing operations in the fiscal year ended December 31, 2010 of $4,487,455 and a net loss on continuing operation in fiscal year ended December 31, 2009 of $3,408,479. As of December 31, 2010, we had a working capital deficit of $7,048,089. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2011 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2011. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2010 and continuing into 2011.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, or through other outside arrangements Such Officers and Directors include Dennis R. Alexander, Chairman, CEO and CFO, Melvena Alexander, Co-Treasurer, Secretary and Comptroller, David H. Ray, Executive Vice President, Director, and Treasurer, Brandon D. Ray, Executive Vice President of Finance and Director. Other key services were provided by four or more, Executive Officers, Directors, consultants and advisors, and various subcontractors, which managed the business of the Company.  These include one or more of the following named Officers or Directors, namely, Larry W. Trapp, Executive Vice President, and Director, Mike Trapp, Director, and as of May 21, 2009, Michael Kocan, President and Director, Robert Miller, Executive Vice President and Director. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own, Vote, Or Represent Up To Approximately 63.16% Of the Company’s Issued and Outstanding Common and Series C Preferred Stock

The executive officers and directors of the Company currently beneficially own, vote, or represent up to approximately 63.16% of our outstanding common stock, which includes and voting power through issuance in the aggregate of 14,286 shares of our Series C Preferred Stock.  As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Other

The Company’s corporate parent operations during fiscal year ended 2010 did not retain any employees. Individual consulting firms owned by four key officers/directors along with four or more additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

The following table sets forth the estimated total proved developed non-producing, oil reserves, net to the Company’s interest held by its wholly owned subsidiary Energy Producers, Inc. (EPI). The reserve information is based on excerpts of the independent report prepared by Harper & Associates, Inc., and by its President, Mr. Michael Harper, a registered Professional Engineer in Louisiana #13687 and in Texas # 34481. Mr. Harper is a certified earth scientist, SIPES #2881, and has other memberships in professional associations including Society of Petroleum Engineers (#070557). Petroleum reserves for certain properties of Energy Producers, Inc. were determined and economic forecasts prepared for the working interests of EPI to estimate proved developed non-producing reserves and future net revenue from the Whitt three well programs to the subject interests. This evaluation was authorized by EGPI Firecreek, Inc. in behalf of EPI. An independent engineering analysis of data was conducted and reserve estimates and economics determined under constant price and operating cost, re new SEC guidelines. The oil and gas revenue is based on the average of the January through December 2010 prices for each lease. Future prices are held constant with the weighted average for oil ($/Bbl) $77.00 and for gas ($/MCF) $7.63. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered. Well operating expenses were based on the knowledge and experience of the Harper and Associates, Inc. staff in oil operations of the subject counties  for expenses and recurring monthly values including G&A. Operating expenses and investments are not escalated. Production and ad valorem taxes are deducted from revenue.

The following table below summarizes net proved reserves and cumulative future cash flows (before U.S. federal income tax) undiscounted and discounted at 10% per year:

RESERVE SUMMARY
PROVED	PDP
Completions	2
Net Oil, Bbls.	12,898
Net Gas, MCF	79,825

Revenue * ($)
Oil	927,894
Gas	552,102
Total	1,479,996

Operating Expense ($)	360,000

Investments ($)	100,000

Future Cum Net Income ($)	1,019,996

Future Cum Net Income at DF ($)	679,506

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

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Callahan, Stephens and Shackelford Counties, Texas, as of December 31, 2010.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Callahan County	80	25.6	-0-	-0-
Stephens and Shackelford Counties	40	12.8	120	38.4

Total	120	38.4	120	38.4

Production And Sale Of Oil And Gas

There is no information relating to the Company’s net oil and gas produced from the Company’s properties located in Callahan, Stephens, and Shakelford Counties, West Central Texas after royalties, in Fiscal Years Ended December 31, 2010 and December 31, 2009. Oil and Gas was not yet produced and online and such required tables therefore reflect this.

The following table summarizes certain information relating to the Company’s net Natural oil and natural gas produced and from the Company’s property interests held, after royalties, during the periods indicated.

	Year Ended December 31,
	2010	2009

Average net daily production of oil (Bbl)	0	0
Average net daily production of gas (Mcf)	0	0
Average sales price of oil ($ per Bbl)	$0	$0
Average sales price of gas ($ per Mcf)	$0	$0
Average lifting cost per bbl oil equiv.	$0	$0

Out Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006. Please see also “Certain Relationships and Related Transactions” for further discussion.

The Chief Executive Officer of the Company provided corporate office space through May 31, 2009 at no charge. There is a lease agreement in place for lease of the space beginning June 1, 2009 on a one year, renewable annually contract.  The lease has been renewed as of June 1, 2010 for an additional year.  $1,400 is paid monthly.  Please see “Certain Relationships and Related Transactions”.

Exploration and Production

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

Properties and Equipment-M3 Lighting, Inc. (M3), a Wholly Owned Subsidiary of the Company

As of June 1, 2009 the Company’s Southwest Parent headquarters and operations for Energy Producers, Inc. are located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. The Secretary, Comptroller, and shareholder of the Company provides approximately 1431 square feet being utilized for the Company charging $1,400 a month on a contracted basis. Prior to June 1, 2009, the Chief Executive Officer and shareholder of the Company provided corporate office space through May 31, 2009 at no charge. In the event that our facilities in Scottsdale should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates. Please see “Certain Relationships and Related Transactions” for further discussion.

As of May 22, 2009 through February 3, 2010 our headquarters for the Company’s Eastern based operations and M3 are located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326,.The space was provided free of charge for all of 2010 and a result, no fees were paid. In the event that our facilities in Atlanta should, for any reason, become unavailable, we believe that alternative facilities are available at reasonable rates. Please see “Certain Relationships and Related Transactions” for further discussion.

Acquisition of South Atlantic Traffic Corporation (SATCO)

Effective November 4, 2009, the Company acquired South Atlantic Traffic Corporation (SATCO). The acquisition was effected via a stock purchase agreement between SATCO and the Company. In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for cash consideration, EGPI common shares and sellers’ notes.

Purchase Price Allocation Report and Analysis for Certain Intangible Assets acquired by the Company on the acquisition of SATCO

The Company commissioned DS Enterprises, Inc. to provide Valuation Analysis and Purchase Price Allocation Report, along with an Impairment Analysis summary so that we could determine the fair valuation of the assets owned by SATCO, now a wholly owned subsidiary of the Company.

Based on the Report the Analysis of Fair Value of Intangible Assets for SFAS 141 the Purchase Price Allocation has been determined to be $2,058,373 which consists of (i) net current tangible assets and liabilities, (ii) total identified intangible assets, (Trade Name and Customer Relationships) and (iii) Goodwill, now wholly owned by the Company.  The Intangible Assets will be amortized over the appropriate lives of the individual assets.

SATCO Impairment Analysis and Report Summary

The Company commissioned DS Enterprises, Inc. to provide an Impairment Analysis and Report Summary on the SATCO long lived Assets including Intangibles –Goodwill and other, including Property, Plant and Equipment.

The Report Summary, issued on March 2, 2010 was performed by Phil Scott, CFA, DS Enterprises, Inc.

Based on the Report the Report Summary concluded that there were no impairment issues found.

Property and Equipment-South Atlantic Traffic Corporation, (SATCO), a Wholly Owned Subsidiary of the Company

SATCO headquarters are located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, with additional satellite offices in offices in Cocoa, FL / Englewood, FL / Woodstock, GA / Charlotte, NC. and Fayetteville N.C. The Georgia and North Carolina offices were closed during the year 2010. A Florida office was closed in January 2011. The Company has non-cancelable operating leases, primarily for remaining office space and certain office equipment. The operating leases generally contain renewal options for periods ranging from three months to two years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $65,840, $68,728 and $39,755 for the years ended December 31, 2008, 2009 and 2010, respectively.

The leases have been settled and terminated as of December 31, 2010.

Please see also “Certain Relationships and Related Transactions” for further discussion.

ITEM 3.LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us.  In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

In April 2010 the SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Acuity Brands Lighting Inc. (“Acuity”) is seeking a judgment to collect amounts owed to Acuity by SATCO. Jesse Joyner, James Stewart Hall and Michael Hunter were also named on the lawsuit as each of the previous owners of SATCO had personal guarantees contained in the agreement between Acuity and SATCO. The previous owners of SATCO were indemnified for the personal guarantees in the Stock Purchase Agreement between the Company and SATCO. On August 24, 2010, a default judgment was awarded to Acuity in the amount of $182,608. Since the date of the default judgment, $61,554 has gone towards the payment of the judgment.

In May 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen.  On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,190.

In July 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit notice on behalf of our SATCO subsidiary whereas Pelco Products, Inc. (“Pelco”) is seeking a judgment to collect amounts owed it from SATCO in the total aggregate amount of $26,229, and subsequent thereto a Default Journal Entry of Judgment was filed on September 3, 2010.

In August 2010 the Company received a lawsuit notice on behalf of our SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710. On November 29, 2010 EGPI Firecreek, Inc., along with its wholly-owned subsidiary South Atlantic Traffic Corp., engaged legal counsel located in Texas to begin negotiations for a settlement in this matter. In January 2011, a settlement was reached between the parties whereas monthly payments of $3,333 are to be made to BPI to payoff the remaining balance owed. To date, $6,667 in payments have been paid towards the balance of the settlement.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). EGPI Firecreek's management is confident that the Company is not liable and intends to defend this matter vigorously. Additionally, the Company is currently exploring counter-suit options for claims against potential damages caused by St. George Investments LLC to the company as a result of this transaction.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp. received a lawsuit notice from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. It is management's position that the Company is not liable and is currently exploring all defense and counter-suit options, and the Company will vigorously defend its position.

In December 2010 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary whereas Source Capital Group Inc (“Source”) is seeking a judgment to collect amounts owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest as provided by law. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment, and the Company will vigorously defend its position.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary whereas Nu-Horizons Electronics (“Nu-Horizons”) is seeking a judgment to collect amounts owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment, and the Company will vigorously defend its position.

In March 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary whereas Thermo Credit LLC (“Thermo”) is seeking a judgment to collect amounts owed it from Terra in the total aggregate amount of $2,915,404. During March 2011 Thermo initiated litigation to effectively put a freeze on all assets of Terra including accounting and financial records which they claimed were also assets, and further blocked all entrance to any material records and data files upon the appointment of a receiver over the process.  The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment, and the Company will vigorously defend its position.

In October 2010, SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Union Metal Corporation (“Union Metal”) is seeking a judgment to collect amounts owed to Union Metal by SATCO in the amount of $760,154. A default judgment was granted to Union Metal in October 2010. In November 2010, SATCO made $322,755 in payments to Union Metal.

SATCO will vigorously defend the case and believes there was tortuous interference with a contractual relationship which further involved business defamation, and extortion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2010.

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

The high and low sales prices for each full quarterly period for the last three complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau are set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2011	High	Low
First Quarter	$0.0119	$0.0011

Year Ended December 31, 2010	High	Low

First Quarter	$0.0600	$0.0070
Second Quarter	0.0209	0.0042
Third Quarter	0.005	0.0007
Fourth Quarter (OCT. 1 THRU NOV. 8)	0.0006	0.00027
*Fourth Quarter (NOV. 9 THRU DEC. 31)	.025	.0042
*Reflects Prices for the Period After a One for Fifty (1:50 ) Reverse Stock Split Effective November 9, 2010.

Year Ended December 31, 2009	High	Low

First Quarter	$0.1600	$0.0300
Second Quarter	0.1200	0.0300
Third Quarter	0.1900	0.0500
Fourth Quarter	0.0950	0.0510

Year Ended December 31, 2008	High	Low

First Quarter	$0.0027	$0.0009
Second Quarter	0.0050	0.0006
Third Quarter	0.0025	0.0005
Fourth Quarter ( October 1 through October 7, 2008 )	0.0070	0.0050
**Fourth Quarter (October 8 through December 31, 2008)	0.2000	0.0500

**Reflects Prices for the Period After a One for Two Hundred (1:200 ) Reverse Stock  Split Effective October 8, 2008.

As of March 31,  2011, the Company had issued and outstanding 482,811,732 shares of its common stock held by approximately 3,738 holders of record,  no shares of Series A or B preferred stock outstanding, and 14,286 shares of its Series C preferred stock,  issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	250	$	n/a		-0-
2004 Stock Incentive Plan 2	140	$	n/a		-0-
2005 Stock Incentive Plan (1)	260		$0.16	*	-0-
2009 Stock Incentive Plan	200,000		$0.003		-0-
Total for Plans Filed On Form S-8	200,650	$			-0-

Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	200	$	n/a		-0-
DLM Asset Management,-Warrant (2)(7)	335	$	n/a		-0-
Tirion Group, Inc.-Warrant (2)(7)	335	$	n/a		-0-
John R Taylor-Option (4)	200	$	n/a		-0-
William E. Merritt-Option (4)	200	$	n/a		-0-
George B. Faulder-Option (4)	200	$	n/a		-0-
Dr. Mousa Hawamdah-Option (4)	200	$	n/a		-0-
James Barker-Option (4)	100	$	n/a		-0-
Charles Alliban-Option (4)	200	$	n/a		-0-
Dennis R. Alexander-Option (4)	200	$	n/a		-0-
Gregg Fryett-Option (4)	200	$	n/a		-0-
Peter Fryett-Option (4)	200	$	n/a		-0-
Joseph M. Vasquez (10)	10,000		$50		10,000
Barclay Lyons LLC -Warrant (11)	20,000		$50		20,000
Barclay Lyons LLC -Warrant (12)	20,000		$62.5		20,000
The Ep Group. -Warrant (11)	20,000		$50		20,000
The Ep Group. -Warrant (12)	20,000		$62.5		20,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (11)	20,000		$50		20,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (12)	20,000		$62.5		20,000
Vincent & Rees, L.P. (13)	259,631		$0.039		259,631
Chienn Consulting Company, LLC (13)	259,631		$0.039		259,631

(ii) Equity compensation plans not approved by security holders		$
M. Herzog-Option (3)	60	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	60	$	n/a		-0-
M. Alexander-Option (3)	50	$	n/a		-0-
D. Kronenberg-Option (3)	50	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)
L. Trapp-Option (3)	60	$	n/a		-0-
T. Richards-Option (3)	50	$	n/a		-0-
Bradley Ray-Option (3)	50	$	n/a		-0-
Steven Antebi-Warrant (2)	400	$	n/a		-0-
Sapphire Consultants-Warrant (2)(6)	250	$	n/a		-0-
Confin International Inv.-Warrant (2)(6)	375	$	n/a		-0-
John Brigandi-Warrant (2)	63	$	n/a		-0-
Steven Antebi-Warrant (8)	400	$	n/a		-0-
Joseph M. Vasquez (9)	50	$	n/a		-0-
Joseph M. Vasquez (9)	50	$	n/a		-0-
Joseph M. Vasquez (9)	50	$	n/a		-0-
Total (1)	653,850		$11.20	**	649,262

(1a.)   Information listed under column (a), (b) and (c) reflects adjustment for 1:200 post reverse split (one (1) share for two hundred (200)) share basis, effective on October 8, 2008, and a subsequent for 1:50 post reverse split (one (1) share for fifty (50) share basis, effective on November 9, 2010.

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

(7) Represents an assignment of 3,350,000 shares underlying warrants held by DLM Asset Management, Inc. to Tirion Group, Inc. on February 14, 2006. As of June 14, 2010 these warrants have expired.

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

(13) Pursuant to an Engagement Letter Agreement with Vincent & Rees L.P. and a General Consulting Agreement with Chienn Consulting Company, LLC the Company granted to each entity, a cashless option to purchase 0.5% of the Company’s common stock for $10,000 (“the Option”). Terms for the option: The option will vest on September 1, 2010 and shall expire three (2.5) years from the date thereof. The cap for the option shall be $150,000.

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

Required information has been furnished in i) our first quarter report on Form 10-Q filed on May 24, 2010, in our second quarter report on Form 10-Q filed on August 20, 2010, in our third quarter report on Form 10-Q filed on November 22, 1010, in our Form 8-K filed on June 16, 2010, in our Form 8-K filed June 17, 2010, in our Form 8-K filed on October 7, 2010 and amendment no. 1 to that Current Report filed on December 7, 2010, incorporated herein by reference, and ii) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

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

(*)(**) On June 24, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration of making a $27,000 loan to the Company’s wholly owned subsidiary South Atlantic Traffic Corporation (SATCO) as follows:

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

I.(*) (**) On April 30, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons or entities for legal and advisory and general consulting and advisory services.

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

II.Pursuant to an Engagement Letter Agreement with Vincent & Rees L.P. and a General Consulting Agreement with Chienn Consulting Company, LLC the Company granted to each entity, a cashless option to purchase 0.5% of the Company’s common stock for $10,000 (“the Option”). Terms for the option: The option will vest on September 1, 2010 and shall expire three (2.5) years from the date thereof. The cap for the option shall be $150,000.

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

(**) $2,500 of the financing proceeds in the immediately preceding table was used primarily for part of the costs related to the acquisition of Redquartz LLC .

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

(**) $8,100 of the financing proceeds in the immediately preceding table was used primarily for extension of financial terms and other consideration .

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

On January 15, 2010, the Company entered into an Agreement for a direct financial obligation providing the deposit necessary towards the Company’s acquisition of Southwest Signal, Inc. (SWSC). An amount of $1,000,000.00 (net of $925,000.00 less origination fee thereon) was paid to SWSC through the issuance and sale to St. George Investments, LLC, an Illinois limited liability company, of a secured promissory note and a convertible promissory note (the “ Financing ”). The   terms of the Financing are reflected in i) a Note Purchase Agreement ii) a Secured Promissory Note, iii) a Convertible Promissory Note, iv) a Letter of Credit, v) a Registration Rights Agreement, and vi) a Funding and Letter of Credit Agreement, and all other agreements, instruments and documents being or to be executed and delivered thereon. Approximately 2,000,000 shares of the Company’s Common Stock are issuable according to the Registration Rights Agreement, and further in behalf of a conversion of the form of (callable) secured convertible promissory notes in the amount of $86,000, subject to terms, including terms of default, and further adjustments thereon, and having such mandatory registration rights held by St. George Investments, LLC.  The Conversion Price of the notes shall be determined by dividing (a) the Conversion Amount by (b) seventy five percent (75%) of the lower of (i) $0.08 per share, or (ii) the average volume-weighted average price (the “ VWAP ”) for the three business days with the lowest average VWAP of the twenty trading days immediately preceding the date set forth in a Conversion Notice (the lower of the foregoing, the  Conversion Price ”).  For further information please see information and exhibits furnished in our Current report on form 8-K, as amended, filed with the SEC on January 22, and February 8, 2010, respectively.

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

(**) $27,000 of the financing proceeds in the immediately preceding table was used primarily for a grant of shares in behalf of loans made to the Company’s wholly owned subsidiary South Atlantic Traffic Corporation (SATCO).

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

The Company has been focused on oil and gas activities for development of interests held that were acquired in Texas and Wyoming for the production of oil and natural gas through December 2, 2008.  The Company throughout 2008 was seeking to continue expansion and growth for oil and gas development in its core projects. EGPI Firecreek Inc. was formerly known as Energy Producers, Inc., an oil and gas production company focusing on the recovery and development of oil and natural gas. This strategy is centered on rehabilitation and production enhancement techniques, utilizing modern management and technology applications in upgrading certain proven reserves. Historically in its 2005 fiscal year, the Company initiated a program to review domestic oil and gas prospects and targets.  As a result, EGPI acquired non-operating oil and gas interests in a project titled Ten Mile Draw (“TMD”) located in Sweetwater County, Wyoming USA for the development and production of natural gas. In July, 2007, the Company acquired and began production of oil at the 2,000 plus acre Fant Ranch Unit in Knox County, Texas. This was followed by the acquisition and commencement in March, 2008 of oil and gas production at the J.B. Tubb Leasehold Estate located in the Amoco Crawar Field in Ward County, Texas. The Company as a result, successfully increased oil and gas production and revenues derived from its properties.
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

Through 2009 and in addition to activities discussed above, we continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries and sold off our then oil and gas subsidiary unit Firecreek Petroleum, Inc., but did retain certain first right of refusal to overseas projects (see discussion further in this report). In late 2009 and in 2010, the Company began pursuing a reentry to the oil and gas industry on a domestic basis as the Company’s second line of business and which was part of our ongoing strategic plans. The Company became a party to a pending agreement to acquire an entity that owns approximately 2,100 miles of a pipeline system initially used as a crude oil transportation system by Koch Industries, As of December 31, 2010 we have not concluded this transaction and have not received notice of termination or other correspondence. In addition, on December 31, 2009, the Company, through its wholly-owned subsidiary, Energy Producers, Inc., effectively acquired a 50% working interest and corresponding 32% revenue interest in certain oil and gas leases, reserves and equipment located in West Central Texas. As of December 31, 2010 we have not yet produced commercial oil or gas through these non operated interests. The turnkey manager, partner, and project operator encountered an abundance of weather related and non reported down hole maintenance issues in its attempts in 2010 to bring one or more wells on line. For 2011 both the operator and Company are in agreement and are currently moving forward for the recompletion of the McWhorter and Boyette proven zones in their respective wells. Additionally, plans are to have the Young #1 well, which adjoins the McWhorter, convert into a salt water disposal well to support the McWhorter production operations and economics. We are planning in-depth technical evaluations to be conducted on the two undeveloped Barnett Shale locations situated on the Boyette lease at the 5,500 ft. depth.  Recent successes in the local Barnett wells have encouraged both management and its operator, to advance the timing on the Barnett evaluation.

Moving forward, in early 2010 again as a part of our business strategy for a line of business focusing on the transportation industry serving federal DOT and state/local DOT agencies the Company entered into a pending agreement to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation. Southwest Signal, Inc. was established in 2000 and is engaged in all facets of the United States Intelligent Traffic Systems (ITS) / Department of Transportation (DOT) Industry activities. Ultimately this acquisition was never consummated due to a failed financial arrangement. In addition, working side by side at the time of SWSC to implement our strategy for SATCO and pair the activities of the two units due the similar nature of business, on March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD business had been active for 45 years, is known internationally and we sought this acquisition as our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with an overseas entity business relationship with the principals of Redquartz, known as Cordil, Inc., to assist for the products sold by South Atlantic Traffic Corporation (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and as provided elsewhere in this document. The Redquartz LTD business unit purchased by the Company had no assets and resulted in additional debt burden to the Company.

Toward further development of our oil and gas line of business, in June 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares. Chanwest will provide services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields. The Company will continue to work with Chanwest to develop its plans for new growth for 2011. For further information please see our Current Report on Form 8-K filed on June 16, 2010, and information contained in our Form 10-Q filed November 22, 2010.

Later in July 2010 the Company toward addressing growth possibilities for the ITS/DOT line of business entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, incorporated herein by reference). The Stock Purchase Agreement provides for up to a 51% interest in E-Views and exclusive distribution and sales rights in various states. The Company has initially solidified rights for the states of Alabama, Florida, Louisiana and North Carolina. They have also obtained international rights in the countries of Ireland and the United Kingdom. These states were initially chosen because of our subsidiary Southern Atlantic Traffic Corporation's, established clientele, and therefore potential abilities to penetrate these markets with E-Views patented technology and state-of-the-art products. Althouh there is still potential for this transaction; we were not able to implement the strategic plan to incrementally acquire E-Views stock interests.

In October 2010, the Company (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. For more information on Terra, please see our Current Report on Form 8-K and Exhibit 10.1 thereto filed on August 7, 2010, as amended.

Terra Telecom was considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They served various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. In 2006 Terra relocated its company headquarters to a 25,000 square foot facility in Tulsa, Oklahoma. This facility provides Terra the space to continue growth and the ability to manage operations throughout the nation. Terra Telecom worked with the United Nations delivering Alcatel voice products to several countries and the Texas Dept. of Transportation, which will bring opportunities to the Company’s SATCO and M3 units and other current or future planned ITS/DOT related activities. Terra’s various ITS/DOT opportunities in place with Alcatel products. Terra employed approximately 50.  The acquisition of Terra ultimately failed due to lack of a completed funding which was to be concluded on or about February 24th, 2011. The funding that was in process for its initial order was stopped due to the actions of IRS seizure of escrow deposit funds in transit from the former Principals of Terra to the deposit account of the lender which was the requirements for the initial funding to begin. Because the funding did not begin, Terra was not able to maintain its dealership guarantees for product delivery which were pulled from clients’ orders.

Further regarding Terra, the Company from the time of execution of the Agreement did not have or assume control of the Terra entity’s assets, including bank accounts, nor did it establish or have effective or permanent management control of the entity. Since the economic downturn lenders have become intensely difficult to satisfy which in many cases can jeopardize transaction completions, due the time loss of substantial and excessive due diligence processes, including backing out of signed closing processes.

Overall due to economic factors we entered extreme financial turbulence in the latter half to end of Q4 2010 for our new business strategy. Some of these economic factors included our subsidiary operations for SATCO being on hold numerous times (unable to complete or take on new sales) with the inability to make some or all product deliveries and installations (jobs), not being able to pay suppliers for order deliveries, and other obstacles including some suppliers backing down on agreements negotiated with negotiated terms being met by SATCO. These issues over time eventually generated an unstable environment for both South Atlantic Traffic Corporation and all entities or pending acquisitions or activities related to Intelligent Traffic Systems (ITS) / Department of Transportation (DOT) Industry serving federal DOT and state/local DOT agencies, and telecommunications industries for deployment of communications systems, sales, and/or service. The Company management and advisors reached the conclusion in late February 2011, that it was unlikely that SATCO or Terra would be able to continue operations and on March 14, 2011 sold its interests in both entities to Distressed Asset Acquisitions, Inc. We believe that if the financing established for Terra would have closed, it would have improved the cash flow status of the Company that could also have also directly and indirectly assisted our SATCO unit to rebuild and quickly re-structure and solve many of its problems and renewed growth potential. As delays were incurred time and time again from potential lenders and financial entities, realizing the potential of SATCO became less and less of a possibility. For more information please see our Current Report on Form 8-K filed on March 18, 2011.

In an effort to establish an alternative energy division, in February 2011, the Company entered into an Agreement to acquire all 100%  of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 (the “Company”), and the owners of Membership Interests of the Arctic Solar Engineering LLC; The FATM Partnership, a Missouri Partnership, The Frederic Sussman Living Trust. Arctic Solar Engineering, LLC, is an integrator of Solar Thermal Energy technology. Solar Thermal Energy (“STE”) is believed to be the most efficient and economical method of capturing and using renewable thermal energy created by the sun every day of the year. The solar collectors that are used capture all visible and non-visible wave lengths of sun light and covert the light into energy at a 90% efficiency. Energy created by ASE’s STE Systems store that energy in water (or other similarly inexpensive storage mediums) and then use that energy in its direct form to heat water, heat space and cool spaces. According to the US Department of Energy, this accounts for 70% of all energy used in commercial and residential structures in the United States.

In September 2010 the Company entered into a term sheet and subsequently later in March of 2011, entered into a Series D Stock Purchase Agreement (“SPA”) with Dutchess Private Equities Fund, Ltd. (“Investors”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, (GZI) agreed to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. (“EPI”) a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8,500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, EPI will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by i) to a lesser extent rebuilding for the time being, the development of its line of business operations similar to it former activities related to ITS/DOT and telecommunications industries, and (ii) building new infrastructure for its oil and gas operations in 2011. The Company throughout its first quarter of operations for 2011 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. The Company disposed of these two segments of operations in 2003. The Company acquired a marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain in December 2003 later disposing of its operations in late 2005. The Company focused on oil and gas activities for development of interests held that were acquired in Wyoming (the Ten Mile Draw (TMD) prospect) and two programs in Texas, (the Fant Ranch unit, and J.B. Tubb Leasehold Estate) for the production of oil and natural gas through October 30 and December 2, 2008 the dates of disposal respectively. In 2009 we disposed of our wholly owned subsidiary Firecreek Petroleum, Inc. (see further information in this report and in our current Report on Form 8-K filed May 20, 2009, incorporated herein by reference). We account for or have accounted for these segments as discontinued operations in the consolidated statements of operations for the related fiscal year.

Sale/Assignment of 100% Stock of FPI Subsidiary

Having disposed of all of the assets of FPI, on May 18, 2009, the Company and Firecreek Global, Inc., entered into a Stock Acquisition Agreement effective the 18th day of May, 2009, relating to the Assignee’s acquisition of all of the issued and outstanding shares of the capital stock of Firecreek Petroleum, Inc., a Delaware corporation. Moreover, included and inherent in the Assignment was all of the Company’s debt held in the FPI subsidiary. In addition, the Company, and Assignee executed a right of first refusal agreement attached as Exhibit to the Agreement, granting to the Company the right of first refusal, for a period of two (2) years after Closing, to participate in certain overseas projects in which Assignee may have or obtain rights related to Assignors’ previous activities in certain areas of the world. For further information please see our current Report on Form 8-K filed on May 20, 2009, incorporated herein by reference.

2009 Merger Acquisition with M3 Lighting, Inc.

On May 21, 2009, EGPI Firecreek, Inc., a Nevada corporation (the “Company” or “Registrant”), Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively, and additional information can be found in our Form 10-K annual report filed on April 15, 2010, and incorporated herein by reference.

Completion of South Atlantic Traffic Corporation (SATCO) Acquisition

 Effective as of November 4, 2009, the Company acquired all of the issued and outstanding capital stock of South Atlantic Traffic Corporation, a Florida corporation (“SATCO”). In the course of this acquisition, SATCO stockholders exchanged all outstanding common shares for cash consideration, the Company’s common shares and sellers’ notes. SATCO has been in business since 2001 and has several offices throughout the Southeast United States. Please see further discussion and information listed in “The Business”, “Description of Properties”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere in this document.

Pending Acquisition of Sierra Pipeline, LLC

On December 18, 2009, the Company entered into a pending agreement (the “Sierra Agreement”) to acquire all of the issued and outstanding membership interests of Sierra Pipeline, LLC, a Nevada limited liability Company (“Sierra”). For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009 and as further listed in this Report in the section on “The Business” and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion of Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, Three Well Program

Effective December 31, 2009, the Company through its wholly owned subsidiary Energy Producers, Inc. closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas. Please see further discussion and information listed in “The Business” and “Description of Properties” and the “Overview” to the Management Discussion and Analysis sections of this report.

Completion of Redquartz LTD Acquisition

On March 3, 2010, the Company acquired Redquartz LTD, a company formed and existing under the laws of the country of Ireland.  Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic Corporation (SATCO), a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010,  and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion of Chanwest Resources, Inc. Acquisition

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation. Chanwest Resources, Inc. was formed in 2009 and has been engaged in ramping up operations including acquiring assets related to the servicing, construction, production and development for oil and gas. For further information please see our Current Report on Form 8-K filed on June 16, 2010, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion and Entry into a Definitive Agreement with E-Views Safety Systems, Inc.

On July 22, 2010 the Company entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. For further information please see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion and Entry into a Definitive Agreement with Terra Telecom, LLC.

On October 1, 2010, EGPI Firecreek, Inc. (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. All assets and liabilities of Terra, other than information listed in the SPA are considered to be transferred to the Purchaser. For more information on Terra, please see our Current Report on Form 8-K, Form 8-K/A (amendment no. 1), and Form 8-K/A (amendment no. 2) filed on October 7, 2010, December 7, 2010, and March 22, 2011, respectively, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion and Entry into a Definitive Agreement with Arctic Solar Engineering, LLC.

On February 4, 2011, the Company entered into an Agreement to acquire all 100%  of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 (the “Company”), and the owners of Membership Interests of the Arctic Solar Engineering LLC; The FATM Partnership, a Missouri Partnership, The Frederic Sussman Living Trust. Arctic Solar Engineering, LLC, is an integrator of Solar Thermal Energy technology. For further information please see our Current Report on Form 8-K filed on February 10, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

Completion and Entry into a Definitive Agreement with with Dutchess Private Equities Fund, Ltd..

On March 1, 2011, the Company entered into a Series D Stock Purchase Agreement (“SPA”) with Dutchess Private Equities Fund, Ltd. (“Investors”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, (GZI) agreed to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. (“EPI”), a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment. For further information please see our Current Report on Form 8-K filed on March 7, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, oil and gas services business through CWR, alternative energy business division through Arctic Solar Engineering, LLC, and including any new or pending acquisitions discussed herein, and those business activities and developments whether ongoing or to be concluded, as related to our M3, SATCO, and Terra strategy and operations, and ongoing potential acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS – December 31, 2010 Compared to December 31, 2009

Total revenue for the sales attributable to lighting and signalization business in fiscal year 2010 was $1,485,044 compared to $1,208,459 in total revenue for the year 2009, which have been included as a discontinued operations. The SATCO subsidiary was disposed of in the first quarter of 2011.  The estimated gain on disposal is $716,889.

Total revenues from other business activities were $15,705 in fiscal year 2010 and $0 in fiscal year 2009.

General administrative expenses used in calculating income from continuing operations were $2,146,189 in 2010 compared to $2,138,283 in 2009.  The Company has treated the General and Administrative expenses of its SATCO subsidiary as a discontinued component and included these expenses in the loss from discontinued operations.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-10	31-Dec-09

Advertising & promotion	$22,158	$185,265
Administration	527,955	9,323
Consulting	643,305	1,139,464
Rent and utilities	16,800	0
Investor incentives/commissions	300,733	183,483
Professional fees	613,309	591,889
Salaries	4,325	19,600
Travel costs	17,604	9,259
Total	$2,146,189	$2,138,283

Advertising and Promotion costs of $22,158 were used for investor relations and market awareness.

Administration Costs of $527,955 was used for office and general operating expenses of which $12,506 was used for the costs related to the reverse stock split.

Consulting Fees of $643,305 were incurred for consulting and advisory fees for business management activities.

Investor Incentives/commissions of $300,733 include costs related to obtaining financing and credit lines.

Professional Fees of $613,309,were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Salaries and Benefits of $4,325 were used to pay employees in 2010.

Travel costs used $17,604 for business trips.

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $3,588,418 in 2010 as compared to a loss from continuing operations of $3,357,529 in fiscal 2009.

Interest expense for fiscal year 2010 was $236,992 compared to $19,793 in fiscal year 2009.  The financial results of SATCO are included in the loss from discontinued operations of $899,036 in fiscal year 2010 and $1,149,998 in fiscal year 2009.

The Company incurred a net loss of $4,487,454 in fiscal year 2010 compared to net loss of $3,408,479, in fiscal year 2009.

Fully diluted income (loss) per share was ($0.38) loss per share in fiscal year 2010 compared to loss of ($7.84) per share in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2010 was $9,272 compared to $16,234 at the beginning of the year. The Company had working capital deficit of $7,048,737 at December 31, 2010 compared to a working capital deficit of $2,994,272 at December 31, 2009.

Cash used by operating activities was $1,188,521 for the year ended December 31, 2010, compared with $23,308 used for the year ended December 31, 2009.

The Company received new loans in fiscal year 2010 of $2,417,562 compared to $933,133 in fiscal year 2009 by issuing promissory notes.

Total assets decreased to $3,662,187 at December 31, 2010 compared to $3,959,666 at the beginning of the year mainly as a result of a decline in the accounts receivable of SATCO, which decreased from $735,066 in fiscal year 2009 to $111,568 in fiscal year 2010.

Shareholders’ equity decreased to a deficit of $3,531,948 at December 31, 20010 from $94,747 at December 31, 2009. During fiscal year 2010, the Company issued 2,566,057 shares to consultants valued at $726,733 for services rendered. In addition, the Company issued 47,873,503 shares to pay debt of $4,057,846, and issued 400,000 shares as the acquisition cost of Chanwest Resources, Inc.

Finally, we recorded a net loss during 2010 of $4,487,454 compared with a net loss during 2009 of $3,408,479.

The Company must generally undertake certain ongoing expenditures in connection with rebuilding, expanding and developing its oil and gas business and related acquisition activity and its business acquisition activities, and for various past and present legal, accounting, consulting, and technical review, and to perform due diligence for the acquisition and development programs for both lines of business; furthering research for new and ongoing business prospects, and in pursuing capital financing for its existing available rights and proposed operations.

For financing activities in 2009, management obtained $933,133 by issuing Promissory Notes.  Proceeds were used for acquisitions and working capital.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, and its rebuilding proposed for Telecom, ITS / DOT business operations and activities, acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2011.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2011.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.

CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND DECEMBER 31, 2009
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F-3-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F6

Consolidated Statement of Changes in Shareholders’ Deficit	F-7

Notes to the Consolidated Financial Statements	F-8 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2010 and 2009, and the results of its operations, cash flows, and changes in shareholders’ deficit for the years then ended described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 28, 2011

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and December 31, 2009

	12/31/10	12/31/09
ASSETS

Current assets:
Cash	$9,272	$16,234
Accounts receivable	14,835	-
Prepaid expenses	5,900	20,000
Other receivables	-	2,600
Current assets held for sale
Cash	658	1,391
Accounts receivable	111,568	735,066
Inventory	-	66,290
Prepaid expenses	3,165	29,066
Total current assets held for sale	115,391	831,813

Total current assets	$145,398	$870,647

Other assets:
Investment in Terra Telecom, Inc.	18,000	-
Fixed assets – net	568,560	31,968
Oil and natural gas properties – proved reserves	163,500	163,500

Other assets held for sale
Intangible Assets – net of amortization	743,420	812,860
Goodwill	2,001,840	2,001,840
Fixed assets - net	21,469	78,851

Total other assets	3,516,789	3,089,019

Total assets	$3,662,187	$3,959,666

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and December 31, 2009

	12/31/10	12/31/09

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$558,489	$209,532
Notes payable	3,307,224	599,342
Convertible notes, net of discount	44,490	-
Capital lease obligation	56,872	-
Advances & notes payable - related parties	188,718	240,918
Derivative Liabilities	823,846	-
Asset retirement obligation	5,368	4,337
Current liabilities associated with assets held for sale
Accounts payable & accrued expenses	2,209,128	2,468,142
Advances & notes payable - related parties	-	342,648
Total current liabilities	$7,194,135	$3,864,919

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$-	$-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 14,286 and 5,000 shares outstanding at December 31, 2010 and 2009, respectively	14	5
Common stock- $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 51,915,345 at December 31, 2010 and 1,029,115 at December 31, 2009	51,915	1,029
Additional paid in capital	25,899,464	25,722,835
Other comprehensive income	219,209	-
Common stock subscribed	1,448,250	1,036,224
Contingent holdback	2,000	-
Accumulated deficit	(31,152,800)	(26,665,346)
Total shareholders' deficit	(3,531,948)	94,747
Total Liabilities & Shareholders' Deficit	$3,662,187	$3,959,666

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and December 31, 2009

	For the twelve months ended	For the twelve months ended
	12/31/10	12/31/09

Revenues
Gross revenue from services rendered	$15,705	$-
Total Gross revenue from services rendered	15,705	-

General and administrative expenses:
General administration	$2,146,189	$2,138,283
Total general & administrative expenses	2,146,189	2,138,283

Net loss from operations	$(2,130,484)	$(2,138,283)

Other revenues and expenses:
Gain (loss) on asset disposal	-	-
Interest expense	(236,992)	(15,883)
Impairment of assets	(30,904)	-
Gain (Loss) on settlement of debt	(656,192)	(104,315)
Gain (Loss) on derivatives	(533,846)	-

Net loss before provision for income taxes	$(3,588,418)	$(2,258,481)

Provision for income taxes	-	-

Loss from continuing operations	(3,588,418)	(2,258,481)

Loss from discontinued operations	(899,036)	(1,149,998)

Net loss	$(4,487,454)	$(3,408,479)

Foreign currency translation	219,209	-

Net comprehensive loss	(4,268,245)	(3,408,479)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.30)	$(5.20)
Basic and diluted loss per share from discontinued operations	$(0.08)	$(2.65)
Basic and diluted net loss per share	$(0.38)	$(7.84)

Weighted average of common shares outstanding:
Basic and fully diluted	11,788,781	434,514

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and December 31, 2009

	For the twelve months ended	For the twelve months ended
	12/31/10	12/31/09
Operating Activities:
Net income (loss)	$(4,487,455)	$(3,408,479)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment of goodwill	444	225,000
Impairment of intangibles	26,839	-
Impairment of fixed assets	3,621	-
Common shares issued for services	726,733	1,563,986
Preferred shares issued for services	162,000	-
Loss on change in derivative	533,846	-
Loss on settlement of debt	904,591	336,271
(Gain) loss on disposal of fixed assets	(2,927)	4,150
Depreciation	56,344	5,039
Amortization of intangibles	73,601	-
Amortization of debt discount	44,490	-
Bad debt expense	(221,095)	683,176
Warrants issued for services	-	54,037
Changes in other operating assets and liabilities:
Accounts receivable	833,858	(15,288)
Inventory	66,290	(49,974)
Accounts payable and accrued expenses	(132,002)	598,610
Accounts payable and accrued expenses - related party	183,800	-
Prepaid expenses	38,501	(17,370)
Other assets	-	(2,466)
Net cash used by operations	(1,188,521)	(23,308)

Investing Activities:
Acquisition of fixed assets	(57,000)	-
Cash paid for SATCO acquisition	-	(600,000)
Cash paid for oil & gas properties	-	(225,000)

Cash acquired in M3 and SATCO acquisitions	-	54,148
Net cash used by investing activities	(57,000)	(770,852)

Financing Activities:
Proceeds from the sale of stock	61,004	-
Principal payments on debt	(1,453,426)	(174,528)
Principal payments on debt - related parties	(6,523)
Borrowings on debt	2,417,562	933,133
Contributed capital	-	50,950

Net cash provided by financing activities	1,018,617	809,555

Foreign currency translation	219,209	-

Net increase (decrease) in cash during the period	$(7,695)	$15,395

Cash balance at January 1st	17,625	2,230

Cash balance at December 31st	$9,930	$17,625

Supplemental disclosures of cash flow information:
Interest paid during the year	$3,400	$-
Income taxes paid during the year	$-	$-

Non-cash activities:

Common stock issued for:
Debt conversion	2,810,607	277,294
Debt conversion - related party	342,648
SATCO acquisition	-	1,163,220
M3 acquisition	-	94,194
Chanwest acquisition	268,276	-
Redquartz acquisition	4,464,400	-
Investment in Terra Telecom, Inc.	18,000	-
Exchange of PP&E for loan payable	200,000	42,499
Assets aquired in capital lease	56,872	-
Beneficial conversion feature on notes payable	290,000	-
Adjustment to asset retirement obligations	1,031	-
Net asset value of subsidiary spin-off	-	592,567

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the period from December 31, 2008 to December 31, 2010

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other		Total
Balance at December 31, 2008	-	$-	138,426	$138	$22,354,931	$(23,256,867)	$	$	$		$(901,798)

Issue common shares for services			338,847	339	1,563,647						1,563,986
Common stock subscribed for cash								47,504			47,504
Issued common shares for debt			157,266	157	613,409						613,566
Issued common and preferred shares to acquire subsidiaries	5,000	5	344,576	345	268,344			988,720			1,257,414
Contributed capital					50,950						50,950
Issue warrants for services					54,037						54,037
Issue common shares for Sierra Pipeline			50,000	50	224,950						225,000
Subsidiary spin-off					592,567						592,567
Net loss for the fiscal year						(3,408,479)					(3,408,479)
Balance at December 31,2009	5,000	5	1,029,115	1,029	25,722,835	(26,665,346)	-	1,036,224		-	94,747

Issued common shares for services			2,566,057	2,565	724,168						726,733
Issued common shares for cash			46,669	47	60,957			(47,504)			13,500
Issued common shares for settlement of debt			47,873,503	47,874	3,599,313			410,659			4,057,846
Issued preferred shares for services	9,286	9			161,991						162,000
Investment in Terra Telecom, Inc.								18,000			18,000
Redquartz acquisition					(4,464,400)						(4,464,400)
Chanwest acquisition			400,000	400	94,600			30,871		2,000	127,871
Other comprehensive loss							219,209				219,209
Net loss for the fiscal year						(4,487,454)					(4,487,454)
Balance at December 31, 2010	14,286	$14	51,915,344	$51,915	$25,899,464	$(31,152,800)	$219,209	$1,448,250		$2,000	$(3,531,948)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and December 31, 2009

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

On June 11, 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares and other provisions. Chanwest Resources, Inc. was formed in 2009 and has been engaged in ramping up operations including acquiring assets related to the servicing and construction, and activities related to the acquisition, production and development for oil and gas. Chanwest has formed strategic alliances and brought key management with over 40 years experience in all facets of the oil and gas industry, to be implemented on day one of our acquisition thereof. Chanwests’ first phase of operations include Construction and Trucking, services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields.

On July 22, 2010 EGPI Firecreek, Inc. the Company executed a Stock Purchase Agreement with E-Views Safety Systems, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views. Founded in 1998, E-Views is both an innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications that enable municipalities worldwide to provide first responder prioritization, traffic congestion mitigation, emergency evacuation coordination, multi-agency communications interoperability, nuclear/biological/chemical detection and data reporting.  As of December 31, 2010, the Company has not yet closed the transaction and continues to keep the potential agreement verbally extended indefinitely until closed or terminated by the E-Views Safety Systems, Inc. The Company and the sellers of E-Views Safety Systems, Inc. have verbally agreed to continue in good faith but to notify one another if the intent is to withdraw or terminate the transaction.

On October 1, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Securities Purchase/Exchange Agreement with Terra Telecom, LLC. (“Terra"). Terra is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Its goal is to provide customers value and integrity in each of these opportunities. Since 1980, Terra has focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, video and associated applications.  As of December 31, 2010, the Company has not assumed control of this acquisition.  As a result, this company is not consolidated in the financial statements as of December 31, 2010.

On October 18, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 3,000,000,000 from 1,300,000,000 and is authorized to issue 60,000,000 shares of preferred stock that has a par value of $0.001 per share.

On November 9, 2010, the Company affected a 1 share for 50 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

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

Revenue and Cost Recognition-
-	Oil and gas: Revenue is recognized from oil and gas sales at such time as the oil and gas is delivered to the buyer. For its producing activities, the Company uses successful efforts costing.
-	Oilfield services: Revenue from services is recognized when the services are rendered.
-
Traffic/Lighting/Signalization Sales:  Sales revenues are recognized at the time product has been delivered to the customer. Sales are recorded net of discounts or other adjustments which may be applied to the gross sales price. Customer sales are specialty orders drop-shipped from the manufacturer.   Accordingly, all sales are final upon delivery to the customer under the terms of the sales order.  The Company’s policy is not to grant customer refunds. Customer deposits received upon execution of a sales order are recorded as revenue upon completion of the sale.

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

Cash Equivalents-The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2010 and 2009.

Accounts Receivable-The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $207,983 and $651,913 at December 31, 2010 and 2009, respectively.

Inventory-Inventories consist of merchandise purchased for resale and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Prepaid Expenses-Prepaid expenses are recorded at cost for payments for goods and services purchased during an accounting period but not used or consumed during that accounting period. The costs are amortized over time as the benefit is received.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2010 after conducting an impairment analysis, the Company did not record impairment as the PV 10 value of our reserves exceeded our cost.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2010 and 2009, the ARO of $5,368 and $4,337 is included in liabilities and fixed assets.

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

Derivative Financial Instruments -The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock.  The convertible notes include fluctuating conversion rates as well as conversion price reset provisions.  The Company uses a lattice model for valuation of the derivative.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued at each reporting date, with changes in the fair value reported in income in accordance with ASC 815.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$824,000	$-
Goodwill (non-recurring)	$-	$-	$2,001,840	$-
Derivatives (recurring)	$-	$-	$823,846	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2009 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$824,000	$-
Goodwill (non-recurring)	$-	$-	$2,001,840	$-

The Company has goodwill and intangible assets as a result of the 2009 business combinations discussed throughout this form 10-K. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company has derivative liabilities as a result of 2010 convertible promissory notes that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

Impairment of Long-Lived Assets-The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill and Other Intangible Assets - The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company’s evaluation of goodwill completed during the year ended December 31, 2010 and 2009 pertaining to SATCO resulted in no impairment.  The Company’s evaluation of goodwill completed at December 31, 2010 pertaining to Chanwest resulted in a full impairment.  This impairment was recorded as a reduction in the contingent holdback shares previously recorded in equity of $10,234 and an impairment expense of $444.

As of December 31, 2010 and 2009, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. The Company recognized $26,839 of impairment of intangible assets pertaining to the acquisition of Chanwest for the year ended December 31, 2010.  For the year ended December 31, 2010 and 2009 the Company recorded amortization of our intangibles of $73,601 and $11,140, respectively.

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

Recent accounting pronouncements - In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted.

If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is did not have an impact on our consolidated financial position, results of operations or cash flows.

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

3. Common Stock Transactions and Reverse Stock Split

During the year ended December 31, 2010, the Company issued 2,566,057 shares of common stock for services that were expensed and valued at $726,733 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2010, the Company issued 46,669 shares of common stock.  The company received $47,504 and $13,500 in cash in the year ended December 31, 2009 and 2010, respectively.  The cash received in the year ended December 31, 2009 was reflected in common stock subscribed at December 31, 2009 in the amount of $47,504.

During the year ended December 31, 2010, the Company granted $4,057,846 in common stock to extinguish debt of $3,153,255 resulting in a loss on extinguishment of debt of $904,591 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.  Only a portion of the total shares were issued during the year.  47,873,503 common shares valued at $3,647,187 were issued during the year ended December 31, 2010.  The remaining 10,833,079 common shares to be issued, with a fair value of $410,659, are recorded in common stock subscribed as of December 31, 2010.

During the year ended December 31, 2010, the Company granted 600,000 shares of common stock as payment to acquire Terra Telecom, Inc.  The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $18,000.  As of December 31, 2010, these shares have not been issued and are recorded in common stock subscribed.

During the year ended December 31, 2010, the Company granted 413,043 shares as payment to acquire Chanwest Resources with a total value of $125,871 based on the closing price of the Company’s common stock at the acquisition date.  As of December 31, 2010, the Company issued 400,000 shares of common stock valued at $95,000.  The remaining $30,871 is recorded as common stock subscribed at December 31, 2010.  The company also recorded $2,000 in other equity for the fair value of the contingent consideration pertaining to the pool of shares set aside for the employees of Chanwest as part of the acquisition.

On November 9, 2010, the Company affected a 1 share for 50 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

During the year ended December 31, 2009, the Company issued 338,847 shares of common stock for services that were expensed and valued at $1,563,986 based upon the closing price of the Company’s common stock on the date of grant.

During the year ended December 31, 2009, the Company received cash in the amount of $47,504 for the promise to issue 25,003 common shares.  This amount was recorded in common stock subscribed as of December 31, 2009.

During the year ended December 31, 2009, the Company issued 157,266 shares of common stock valued $613,566 to extinguish debt of $277,295, resulting in a loss on extinguishment of debt of $336,271.  The shares were valued based upon the closing price of the Company’s common stock at the grant date.  The loss was calculated by subtracting the fair value of the shares granted less the carrying value of the debt that was exchanged.

During the year ended December 31, 2009, the Company issued 344,576 shares of common stock as partial payment to acquire SATCO and M3.  286,416 shares were issued to acquire M3 and 58,160 shares were issued to acquire South Atlantic Traffic Corporation.

In accordance with the make whole provision of the acquisition agreement pertaining to SATCO, $988,720 has been recorded in common stock subscribed for additional contingent consideration that is owed as of December 31, 2009.  The make whole provision provided that the owners of SATCO would be protected from decreases in the stock price of the Company for 1 year subsequent to the acquisition date.  The one year anniversary of the acquisition is November 4, 2010.  As of this date, the total fair value of the amount of contingent consideration owed in common shares is $1,119,580.  In accordance with ASC 805-30-35 pertaining to subsequent measurement of contingent consideration pursuant to a business combination, the additional $130,860 is not recorded due to the fact that this consideration is recorded in equity.  This amount will be recognized upon issuance of the shares in settlement of the amount owed.

During the year ended December 31, 2009 the Company issued 50,000 shares of our common stock as down payment to acquire the Sierra Pipeline. Through the date of this report the Company has been unable to finalize this acquisition and has no further extensions. As a result the value of these shares based upon the closing price of our common stock of $225,000 has been expensed.

During the year ended December 31, 2009, shareholders of the Company contributed $50,950 of cash to the Company.

During the year ended December 31, 2009, the Company issued warrants for services that were valued at $54,037.

During the year ended December 31, 2009, the Company completed a spinoff of the Firecreek subsidiary. The Company determined this transaction was not at arm’s length and as result the net value of the spinoff of $592,567 has been recorded as a component of additional paid in capital.

4. Preferred Stock Series A, B, and C Transactions

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

During the year ended December 31, 2009, the Company issued 5,000 shares of its Series C preferred stock as additional consideration in the merger with M3.  Due to the fact that M3 did not meet the definition of a business, the acquisition was accounted for at cost basis with no step up in purchase price.

During the year ended December 31, 2010, the Company issued 9,286 shares of its Series C preferred stock to consultants for services rendered.  The value assigned to this issuance is $162,000 based on an estimate of the fair market value on the issuance date.  The holders of Series C preferred stock represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  The Company performed the valuation with the assistance of a valuations expert.

5. Fixed Assets - Net

The following is a detailed list of fixed assets:

	12/31/2010	12/31/2009
Property and Equipment	$ 539,970	$ 109,488
Oil and gas properties – proved reserves	163,500	163,500
Well equipment	61,500	61,500
Asset Retirement Obligation	5,368	4,337
Accumulated depreciation & depletion	(38,278)	(64,506)

Fixed assets- net	$732,060	$274,319

During the year ended December 31, 2010, the Company acquired $539,970 in property and equipment related to the acquisition of Chanwest Resources.

During the year ended December 31, 2009 the Company exchanged an automobile with a net book value of $51,028 and $8,462 in cash for our reclass of the note payable related to this automobile of $57,462.

Depreciation expense was $56,344 and $5,039 for the year ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, $38,278 in depreciation pertained to the assets pertaining to the acquisition of Chanwest Resources and $18,066 pertained to the assets held for sale pertaining to the disposition of SATCO.

6.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant for those warrants issued during the year ended December 31, 2009.   There is no formal stock option plan for employees.  The warrants issued during the year ended December 31, 2010 were included in the fair value calculation of the derivative liability.  This is due to the fact that an embedded derivative existed during this fiscal year that tainted the equity environment, causing all dilutive securities to be included in the derivative liability.

A listing of options and warrants outstanding at December 31, 2010 and 2009 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 50 reverse split of the common stock discussed in Note 3.

	Amount	Weighted Average Exercise Price		Weighted Average Years to Maturity

Outstanding at December 31, 2008	3,576		$72.00000	1.61

Issued	130,000
Exercised	(2,250)
Expired	0

Outstanding at December 31, 2009	131,326		$59.26	2.89

Issued	519,262
Exercised	0
Expired	(1,326)

Outstanding at December 31, 2010	649,262	$

During the  year ended December 31, 2010, the Company granted two consulting firms a three year warrant agreement in representing the aggregate amount of 181,751 cashless warrants calculated as of December 31, 2010 and based on vesting date of September 1, 2010.  During the fourth quarter of the year ended December 31, 2010, an additional 337,511 cashless warrants were issued to these consultants.  The warrants expire two and one half (2.5) years from the date of vesting.  Each of the agreements allows the Holder of the options to be able to purchase .5% of the Company’s common stock for each $10,000 in consulting services provided.  A total of $180,000 in consulting services have been provided as of December 31, 2010.  The agreements also cap the total of the fair market value of the shares to be given at $150,000 per consulting firm, for a total cap of $300,000.  The value of these warrants are included in the derivative liability at December 31, 2010.

During the years ended December 31, 2010, 1,326 of the Company’s options/warrants have expired.

During 2009 the Company granted 130,000 warrants. 10,000 warrants were granted to a consultant pursuant to an advisory agreement with an exercise price of $50.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $7,934.  120,000 warrants were granted to continue to try and improve our relationship with our debt holders. There were two issuances of 60,000. The first issuance included an exercise price of $50.00 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $25,550. The second issuance included an exercise price of $62.50 per share, 3 year term, an estimated 95% volatility and an estimated fair value of $20,553.

The estimated total value of the warrants that was expensed during the year ended December 31, 2010 was $54,037.

7. Acquisition of M3 Lighting, Inc. (M3),  South Atlantic Traffic Corporation (SATCO), Redquartz LTD (RQTZ), and Chanwest Resources, Inc. (CWR)

For the year ended December 31, 2010

i)
On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 2,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the year ended 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary. The transaction value was recorded to APIC due to the related party nature of this Agreement.

ii)
On June 11, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation, whereas the Company agreed to issue 400,000 shares of its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, other than the Shareholder Notes Payable, of the CWR were retained by the Company via ownership of the subsidiary unit in the initial amount of $252,161. Chanwest Resources, Inc. was essentially inactive in the year ended 2010 having a minor amount of income and expense that would substantially affect the financial statements of the Company, however we have elected to include a pro forma result with this report for the nine month period ended December 31, 2010, and none for 2009 as Chanwest was just then incorporated in November 2009.

The Agreement calls for the following material terms:

I.	Purchase of Stock and Purchase Price

1.	The Company agreed to pay to the Sellers aggregate consideration delivery of:

(a) 413,053 shares of the Company’s common stock issued to the Sellers pro rata based on their ownership in Chanwest representing $125,871 in value.

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

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the years below.

	EGPI	Chanwest
	Firecreek,	Resources,
	Inc.	Inc.
	Year	Year
	Ending	Ending
	31-Dec-10	31-Dec-10	Adj.	Combined
Revenues
Sales	$0	$89,638	$-	$89,638
Cost of goods sold	0	46,927	-	46,927
Gross profit	0	42,711	-	42,711

Operating expenses
Selling, general and administrative	2,059,930	87,491	-	2,147,421
Depreciation	-	-	-	-
Total operating expenses	2,059,930	87,491	-	2,147,421

Net income {loss) from operations	(2,059,930)	(44,780)	-	(2,104,710)

Other income (expenses):
Impairment expense	(30,904)	-	-	(30,904)
Loss on retirement of debt	(656,192)	-	-	(656,192)
Gain (loss) on derivatives	(533,846)	-	-	(533,846)
Interest expense, net	(236,992)	-	-	(236,992)
Total other income (expenses)	(1,457,934)	-		(1,457,934)

Net income (loss) before provision for income taxes	(3,517,864)	(44,780)	-	(3,562,644)

Provision for income taxes	-	-	-	-
Net income (loss) from continuing operation	(3,517,864)	(44,780)	-	(3,562,644)

Loss on discontinued operations	(899,036)			(899,036)
Net income (loss)	$(4,416,900)	$(44,780)	$-	$(4,461,680)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(0.30)
Basic income (loss) per share –discontinued operations				$(0.08)
Basic income (loss) per share				$(0.38)

Weighted average of common shares outstanding:
Basic & fully diluted				11,788,781

For the year ended December 31, 2009

i)
On May 21, 2009, The Company, Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the Company. The acquisition has been accounted for at cost basis with no step up in purchase price due to M3 not having ongoing operations as a development stage company and not meeting the definition of a business. We gave 286,416 shares of our common stock to acquire M3. No pro-forma is necessary as given the development stage nature of this Company the results of our operations would not materially change had the acquisition occurred at the beginning of the prior year.

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

	Historic			Pro Forma
	EGPI Firecreek, Inc. Twelve Months Ending December 31, 2009	South Atlantic Traffic Corporation Twelve Months Ending December 31, 2009	M3 Lighting, Inc. Twelve Months Ending December 31, 2009	Adjustments		Combined
Revenues
Sales	$-	$8,325,660	$42,000		$(42,000)	$8,325,660
Cost of goods sold	-	7,069,118	36,526		(36,526)	7,069,118
Gross profit	-	1,256,542	5,474		(5,474)	1,256,542

Operating expenses
Selling, general and administrative	1,984,395	1,676,801	15,367		-	3,676,563
Depreciation	-	39,424			-	39,424
Total operating expenses	1,984,395	1,716,225	15,367		-	3,715,987

Net loss from operations	(1,984,395)	(459,683)	(9,893)		-	(2,453,971)

Other income (expenses)
Disposal of assets	(104,315)	(3,326)				(107,641
Interest expense, net	(15,883)		387			(15,496)
Total other income (expenses)	(120,198)	(3,326)	387			(123,127)

Net loss before provision for income taxes	(2,104,593)	(463,009)	(9,506)			(2,577,108)

Provision for income taxes	-	-			-	-

Net loss from continuing operations	(2,104,593)	(463,009)	(9,506)			(2,577,108)

Discontinued operations:
Gain on disposal of discontinued component (net of tax)		-			-
Gain (loss) from operations of discontinued component (net of tax)		-			-
Disposal of segment		-			-

Net income (loss)	$(2,104,593)	$(463,009)	$(9,506)	$		$(2,577,108)

Basic income (loss) per share- continuing operations						$(0.09)
Basic income (loss) per share- discontinued operations						$0
Basic income (loss) per share						$(0.09)

Fully diluted income (loss) per share- continuing operations						$(0.09)
Fully diluted (loss) per share- discontinued operations						$0
Fully diluted (loss) per share						$(0.09)

Weighted average of common shares outstanding:
Basic						29,877,614
Diluted						29,877,614

7. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax asset	$1,434,863	$608,644
Valuation allowance	(1,434,863)	(608,644)
Net deferred tax assets	0	0

The Company estimates that it has an NOL carryfoward of approximately $4,099,608 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2003 to December 31, 2010 may be subject to IRS audit.

8. Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge.  June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month.  There remains an unpaid balance of $2,010 at December 31, 2010.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company.  The agreement is an open-ended , annually renewable contract for payments of $4,600 per month.  The contract is currently in force with a balance due of $25,600 at December 31, 2010.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company.  The contract terminated May 31, 2009 and there is an outstanding balance of $50,000 at December 31, 2010.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000.  There was a balance due on this contract of $158,200 at December 31, 2010.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company.  The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008.  However, there is unpaid balance of $43.000 remaining at December 31, 2010.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $3,588 which remains unpaid at December 31, 2010.

During 2010, unsecured, non-interest bearing advances for working capital were made to South Atlantic Traffic Corporation, a 100% owned subsidiary of the Company, by some of it’s officers and directors. These advances have not yet been repaid and at December 31, 2010 the following were owed:  Michael Kocan - $150,685;   Robert Miller - $10,000 and Bob Joyner - $21,700.

South Atlantic Traffic Corporation also paid monthly car allowances of $1,200 to its officers in 2010. Balances still owing at December 31, 2010 are $21,752 to Stewart Hall, Vice President and $31,123 to Bob Joyner, Chairman.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner an officer and shareholder, for $27,000.  The note matures June 30, 2011, and the unpaid balance at December 31, 2010 was $21,700.

Chanwest Resourses, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest.  The invoice of $14,835 was still outstanding at December 31, 2010.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resourses, Inc. of $15,092.  Willoil Consulting, LLC. is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of December 31, 2010.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the twelve months ending December 31, 2010, the Company paid $51,000 to SPC, with a balance payable due in the amount of approximately $82,058.

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

9. Notes Payable

At December 31, 2010, the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		12/31/10 ($)
9/17/2009	5	9/17/2010	12		$11,691
5/29/2009	5	9/17/2010	12	*	26,654
9/17/2009	5	9/17/2010	18	*	3,303
11/4/2009	12	11/4/2012	9		98,391
11/4/2009	12	11/4/2012	9		98,391
11/4/2009	12	11/4/2012	9		98,391
5/30/2010	3	12/31/2011	8		834,798
3/1/2010	10	See footnote 10	0		180,000
4/1/2010	4	6/30/2011	9		21,700
7/26/2010	6	7/26/2012	10		165,000
8/10/2010	7	8/10/2012	10		35,000
8/25/2010	8	5/23/2011	8		50,000
12/1/2010	9	9/3/2011	8		40,000
8/3/2010	1	8/3/2012	9		153,046
2/18/2010	4	12/1/2010	4		128,000
2/15/2010	4	2/15/2010	8		364,392
3/3/2010	11	3/31/12	10		1,631,372

					$3,777,565,
Unamortized Discount					(245,510)
Total					3,532,055

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

It was determined that the Convertible Note’s conversion option, plus other existing equity instruments (warrants outstanding; see Notes 2 and 7 below) of the Company, were required to be (re)classified as derivative liabilities as of January 15, 2010, because (a) the Convertible Note provides conversion price protection; and (b) the quantity of shares issuable pursuant to the conversion option is indeterminate.  The conversion option and the related instruments were initially valued at $63,080 (expected term of 0.5 years; risk-free rate of 0.15%; and volatility of 95%) and this amount was recorded as a note discount and derivative liability. The derivative liabilities were then marked to the market to an aggregate value of $16,158 (expected term of 0.3 years; risk-free rate of 0.16%; and volatility of 95%) at December 31, 2010.

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

Note 2: On December 22, 2009, we also issued $150,000 of notes that will become convertible only upon an Event of Default. The Company evaluated these notes and determined that: (1) the conversion option was eligible for a scope exception for bifurcation from the note; and (2) since the note is contingently convertible and not currently substantive, the beneficial conversion feature would not be recognized unless the conversion option was triggered. While the notes weren’t repaid until July 2010, there was no Event of Default.  As of December 31, 2010, these notes have a zero balance.

The Company also granted 120,000 warrants to these note holders as noted previously in these footnotes. Initially, the warrants received equity treatment.  However, because the shares issuable pursuant to the conversion option on the January 15, 2010 Convertible Note were indeterminate from January 15, 2010 until May 12, 2010, these warrants were reclassified from equity to derivative liabilities as of January 15, 2010 and back to equity as of May 12, 2010. Because the shares issuable pursuant to the conversion option on the July 26, 2010 Convertible Note (see Note 6) are indeterminate these warrants were reclassified again from equity to derivative liabilities as of July 26, 2010 and remain classified as part of the derivative liability as of December 31, 2010.

The December 22, 2009 values of the warrants (expected term of 3.0 years; risk-free rate of 1.48%; and volatility of 95%) were $45,413 and, after adjusting for the relative fair values of the notes and the warrants, a $34,859 note discount was recorded and classified as paid-in-capital (equity).  The note discount was amortized using the interest method over the six month duration of the Convertible Note and interest expense of $34,859 was recognized during the year ended December 31, 2010

The January 15, 2010 value of the warrants (expected term of 2.9 years; risk-free rate of 1.44%; and volatility of 95%) of $20,384 was reclassified from paid-in-capital (equity) to derivative liabilities.  The May 12, 2010 value of the warrants (expected term of 2.6 years; risk-free rate of 1.15%; and volatility of 95%) of $162 was reclassified from derivative liabilities to paid-in-capital (equity). The July 26, 2010 value of the warrants (expected term of 2.4 years; risk-free rate of 0.80%; and volatility of 95%) of $6 was reclassified from paid-in-capital (equity) to derivative liabilities.  The December 31, 2010 value of the warrants (expected term of 2.2 years; risk-free rate of 0.53%; and volatility of 95%) was marked to the market as immaterial.  For the year ended December 31, 2010, the Company recorded a $20,228 benefit on the statement of operations, associated with the change in the value of the derivative liabilities.

Note 3: For the year ended December 31, 2010, we have received cash proceeds for these debt obligations of $721,516 for a total balance of $834,798 remaining due and repaid $7,300.

Note 4: For the year ended December 31, 2010 we have additional debt obligations of $21,700, $128,000 and $364,392 owed totaling in the aggregate, $514,092.

Note 5:  During 2009 we received cash proceeds for the aggregate amount of $41,648, which is payable in principal and interest with rates ranging from 12-18%.

Note 6: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2010, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option (expected term of 2.0 years; risk-free rate of 0.62%; and volatility of 95%) of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the twelve months ended December 31, 2010, the Company recognized note discount amortization of $15,881.  The discount is amortized using the effective interest method.

Note 7: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2010, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 (expected term of 2.0 years; risk-free rate of 0.52%; and volatility of 95%) was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the twelve months ended December 31, 2010, the Company recognized note discount amortization of $3,369.  The discount is amortized using the effective interest method.

Note 8: On August 25, 2010, we issued a $50,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 23, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2010, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The August 25, 2010 value of the note (expected term of 0.7 years; risk-free rate of 0.22%; and volatility of 95%) of $50,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the twelve months ended December 31, 2010, the Company recognized note discount amortization of $20,796.  The discount is amortized using the effective interest method.

Note 9: On December 1, 2010, we issued a $40,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on September 3, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2010, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The December 1, 2010 value of the note of $40,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the twelve months ended December 31, 2010, the Company recognized note discount amortization of $4,444.  The discount is amortized using the effective interest method.

Note10:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.

Note11:  For the period ended December 31, 2010 we have additional balance on debt obligations owed totaling $1,631,372, related to the acquisition of a subsidiary in March 2010.

Note 12:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

Other previously issued warrants to purchase 11,326 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the January 15, 2010 Convertible Note, on account of the indeterminate nature of the number of shares to be issued pursuant to the conversion option.  Those same warrants were reclassified back to equity from derivative liabilities upon the May 12, 2010 execution of the Waiver of Trigger Event. During June 2010, warrants to purchase 1,326 shares expired. Warrants to purchase 10,000 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the July 26, 2010 Convertible Note.  The value of the warrants on each of those dates was negligible. As of December 31, 2010, the values of these warrants continue to be negligible and are included in the derivative liability.

During the year ended December 31, 2010, the Company extinguished $342,648 of promissory notes owed to several related parties by issuing stock valued at $573,048, resulting in a loss of $230,400 on the transaction.

10.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of December 31, 2010, there were no payments made on this lease and the entire balance is classified as a current liability.

11. Derivative Liability

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of December 31, 2010, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $823,846.  During the year ended December 31, 2010, the Company recognized a loss on change in fair value of derivative liability totaling $533,846.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2010 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 264% to 520% based on the historical volatility for the company.
•	An event of default would occur 5% of the time, increasing 0.10% per quarter.
•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.
•	The trading volume would average $265,308 to $291,990 and would increase at 1% per quarter.
•
The holder would automatically convert the notes at a stock price of the greater of the initial exercise price multiplied by two and the market price for the convertible notes if the registration was effective and the company was not in default.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset, and the redemption options.

The components of the derivative liability on the Company’s balance sheet at December 31, 2010 and 2009 are as follows:

	12/31/2010	12/31/2009
Embedded conversion features - convertible promissory notes	820,400	-
Common stock warrants	3,446	-
	823,846	-

12.  Intangible Assets

The company had the following intangible assets recorded as of December 31, 2010 and 2009.

	Balance				Balance
	12/31/2009	Additions	Deletions	Impairment	12/31/2010
SATCO
Trade name	661,000	-	-	-	661,000
Customer Relationships	163,000	-	-	-	163,000
Accum. Amort. - Intangibles	(11,140)	(69,440)	-	-	(80,580)
Chanwest
Customer Base	-	24,000	-	(24,000)	-
Non-Compete	-	7,000	-	(7,000)	-
Accum. Amort. - Intangibles	-	(4,161)	-	4,161	-

	812,860	(42,601)	-	(26,839)	743,420

13.  Asset Retirement Obligation (ARO)

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of a well, may require adjustments to the ARO and are capitalized as part of the costs of proved oil and natural gas property.

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Asset retirement obligation at the beginning of period	4,337	-
Liabilities incurred	-	4,337
Revisions to previous estimates	1,031	-
Dispositions	-	-
Accretion expense	-	-
Asset retirement obligation at the end of period	5,368	4,337

14.  Discontinued Operations

On March 14, 2011, the Company entered into and completed a definitive Stock Purchase Agreement whereby EGPI Firecreek, Inc. would sell 100% of the common shares of SATCO to Distressed Asset Acquisitions, Inc.

The consideration being paid by Distressed Asset Acquisitions, Inc. consists of a $50,000 in the form of a promissory note (the “Purchase Price”).  The promissory note is to be paid to the Company on or before March 14, 2012 in lawful money of the United States of America and in immediately available funds the principal sum of $50,000, together with interest on the unpaid principal of this Note from the date hereof at the interest rate of Nine Percent (9%). The Note can be extended for one additional twelve month period.  The estimated gain on disposal is $716,889 and will be recognized in the financial statements on the disposal date.  The assets held for sale remain recorded at carrying value in the financial statements due to the fact that fair value of the consideration received exceeded the carrying value.

Please refer to the Form 8-K filed with the SEC on March 18, 2011.

The results of discontinued operations is a net loss of $899,036 and $1,149,998 for the years ended December 31, 2010 and 2009.

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale.

15.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year options, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.

The March 1, 2010 value of the options of $440 (expected term of 2.9 years; risk-free rate of 1.02%; and volatility of 95%) was recorded as general administration expense and a derivative liability due to the issuance of the January 15, 2010 Convertible Note.  The May 12, 2010 value of the options of $9,068 (expected term of 2.8 years; risk-free rate of 1.27%; and volatility of 95%) was reclassified from derivative liabilities to paid-in-capital (equity). The July 26, 2010 value of the options of $12,214 (expected term of 2.6 years; risk-free rate of 0.80%; and volatility of 95%) was reclassified from paid-in-capital (equity) to derivative liabilities.  The December 31, 2010 value of the options is adjusted to fair value along with all other securities included in the derivative liability calculation.

16. Concentrations and Risk

Customers

During the year ended December 31, 2010, revenue generated under the top five customers accounted for 81% of the Company’s total revenue. For the year ended December 31, 2010, three customers accounted for 72% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 47% of its products from one manufacturer in the United States for the year ending December 31, 2010. Concentration with a single or a few manufacturers may expose the Company to the risk of substantial losses if a single dominant manufacturer stops conducting business with the Company.

 17. Contingencies

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

In May 2010 we received a lawsuit on behalf of our SATCO subsidiary whereas Targetti Poulsen USA, Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. Management is confident that this matter will be resolved ultimately in SATCO’s favor and since we do not believe we are at fault or liable, we intend to vigorously defend our position. On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,189. Due to the nature of this claim and Southeast Underground's blatant non-payment to SATCO for amounts owed, it is management's belief that the Company is not liable and is currently exploring all appeal opportunities and processes. There are no material differences in the amount accrued and the judgment amount.

In August 2010 the Company received a lawsuit notice on behalf of our SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710.28. On November 29, 2010 EGPI Firecreek, Inc., along with its wholly-owned subsidiary South Atlantic Traffic Corp., engaged legal counsel located in Texas to begin negotiations for a settlement in this matter. In January 2011, a settlement was reached between the parties whereas monthly payments of $3,333.33 are to be made to BPI to payoff the remaining balance owed. To date, $6,666.66 in payments have been paid towards the balance of the settlement.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,584.61 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). EGPI Firecreek's management is confident that the Company is not liable and intends to defend this matter vigorously. Additionally, the Company is currently exploring counter-suit options for claims against potential damages caused by St. George Investments LLC to the company as a result of this transaction.

In November 2010, EGPI Firecreek, Inc. and South Atlantic Traffic Corp. received a lawsuit notice from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek, Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. It is management's position that the Company is not liable and is currently exploring all defense and counter-suit options, and the Company will vigorously defend its position.

In October 2010, SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Union Metal Corporation (“Union Metal”) is seeking a judgment to collect amounts owed to Union Metal by SATCO in the amount of $760,153.94. A default judgment was granted to Union Metal in October 2010. In November 2010, SATCO made $322,755.31 in payments to Union Metal.

SATCO will vigorously defend the case and believes there was tortuous interference with a contractual relationship which further involved business defamation, and extortion.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.  In accordance with the make whole provision of the acquisition agreement pertaining to SATCO, $988,720 has been recorded in common stock subscribed for additional contingent consideration that is owed as of December 31, 2009.  The make whole provision provided that the owners of SATCO would be protected from decreases in the stock price of the Company for 1 year subsequent to the acquisition date.  The one year anniversary of the acquisition is November 4, 2010.  As of this date, the total fair value of the amount of contingent consideration owed in common shares is $1,119,580.  In accordance with ASC 805-30-35 pertaining to subsequent measurement of contingent consideration pursuant to a business combination, the additional $130,860 is not recorded due to the fact that this consideration is recorded in equity.  This amount will be recognized upon issuance of the shares in settlement of the amount owed.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

In July 2010 our Chanwest Resources, Inc. subsidiary operation (“CWR”) entered into a purchase lease agreement with Circle D Trucking of Texas which includes a right to purchase the leased equipment valued at $164,500.

18. Factoring of Receivables

On October 28, 2009 the Company entered into a factoring agreement with Benefactor Funding Corporation (Factor) for the purchase and sale of accounts receivable. As outlined in the agreement, the Company agrees to assign, transfer, convey, and deliver to Factor all accounts receivable which are accepted for purchase by the Factor. Per current accounting literature the factoring agreement is treated as loan and not a sale. The Factor receives the Accepted Accounts with recourse and the Company is charged a fee per dollar amount of receivable factored On February 22 2010 SATCO management submitted written notification to Benfactor Funding Corp. as required in Section 11(a) of the agreement initiating the termination of the Factoring Agreement entered into in October 2009.  Pursuant to the 60- day required notice the relationship was effectively terminated on April 23, 2010 (or April 25, 2010 which was the  next business day).  On March 10, 2010 Benefactor issued Release Letters notifying SATCO’s customers that they could resume sending payments directly to SATCO in lieu of sending them directly to Benefactor.  As of April 23, 2010 all fees and costs associated with this transaction have been satisfied by SATCO and the agreement is no longer in effect.

19. Subsequent Events

In January 2011 the Company issued 3,428,571 shares to various consultants for services rendered.

In January 2011 the Company issued 26,065,150 shares of common stock to reduce debt owed to a debt holder(s).

In January 2011 the Company issued 21,343 for acquisition costs pertaining to Terra Telecom, LLC.

In February 2011 the Company issued 10,000,000 shares to various consultants for services rendered.

In February 2011 the Company issued 86,186,854 shares of common stock to reduce debt owed to a debt holder(s).

In February 2011 the Company issued 1,200,000 for acquisition costs.

In February 2011, the Company issued 15,000,000 shares to reduce debt on convertible promissory notes.

In March 2011 the Company issued 14,536,508 shares to various consultants for services rendered.

In March 2011 the Company issued 190,849,954 shares of common stock to reduce debt owed to a debt holder.

In March 2011 the Company issued 83,597,222 shares to reduce debt on convertible promissory notes.

In April 2011 the Company issued 46,645,021 shares to various consultants for services rendered.

In April 2011 the Company issued 378,457,373 shares of common stock to reduce debt owed to a debt holder.

In April 2011 the Company issued 48,000,000 shares to reduce debt on convertible promissory notes.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of South Atlantic Traffic Corporation to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Oklahoma Telecom Holdings, Inc. an Oklahoma corporation, formerly known as Terra Telecom, LLC., an Oklahoma limited liability company, to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Terra Telecom, Inc. (“TTI”), to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 1, 2011, the Company entered into a Series D Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd. (“Investors”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, agreed to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment. For further information please see our Current Report on Form 8-K filed on March 7, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On February 4, 2011, the Company entered into an Agreement to acquire all 100% of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 and the owners of Membership Interests of the Arctic Solar Engineering LLC; The FATM Partnership, a Missouri Partnership, The Frederic Sussman Living Trust. Arctic Solar Engineering, LLC, is an integrator of Solar Thermal Energy technology. For further information please see our Current Report on Form 8-K filed on February 10, 2011, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

20. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2010	2009
Costs Incurred for the Year:
Proved Property Acquisition	$-	$163,500
Unproved Property Acquisition	-
Development	-

Total	$-	$163,500

Results of operations (All United States Based):

	2010	2009
Revenues	$-	$-
Production costs	-	-
Exploration costs	-	-
Development costs	-	-
Depreciation & amortization	-	-
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$-	$-

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

	Natural
	Gas	Oil
	(MCF)	(BLS)
Proved Developed and Undeveloped Reserves at December 31, 2008	-	-

Extensions, Discoveries and Other Additions	144,818	52,953
Production	-	-

Disposal	-	-

Proved Developed and Undeveloped Reserves at December 31, 2009	144,818	52,953

Revisions of Previous Estimates	(25,146)	(16,088)
Extensions, Discoveries and Other Additions	-	-
Production	-	-

Proved Developed and Undeveloped Reserves at December 31, 2010	119,672	36,865

Proved Developed Reserves at December 31, 2009	110,877	25,634
Proved Developed Reserves at December 31, 2010	79,825	12,898

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2010 and current prices as of December 31, 2009 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and  gas reserves.

	Year Ended December 31,
	2010	2009
Future Cash Inflows	$1,479,996	$1,921,420
Future Production Costs	(360,000)	(623,364)
Future Development Costs	(100,000)	(137,500)
Future Income Tax Expense	-	-
Future Net Cash Inflows	1,019,969	1,160,557

10% Annual Discount for Estimated Timing of Cash Flows	(340,490)	(412.043)

Standardized Measure of Discounted Future Net Cash Flows	$679,506	$748,513

The twelve month average prices for the year ended December 31, 2010 and year-end spot prices at December 31, 2009 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2009 (Spot Price)	$5.39	$58.22
December 31, 2010 (Average)	$4.49	$77.00

Changes in the future net cash inflows discounted at 10% per annum follow:

	Year Ended December 31,
	2010	2009
Beginning of Period	$748,513	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	-	-
Extensions and Discoveries	-	-
Previously Estimated Development Cost Incurred During the Period	-	-
Net Change of Prices and Production Costs	(68,907)	-
Change in Future Development Costs		-
Revisions of Quantity and Timing Estimates	-	-
Accretion of Discount	-	-
Change in Income Taxes	-	-
Purchase of Reserves in Place	-	748,513
Other	-	-
End of Period	$679,606	$748,513

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to communication with the appropriate personnel involved with our 2010 audit.  We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2010, the Company's internal control over financial reporting are not effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective March 10, 2011 by majority consent of the EGPI Firecreek, Inc. (“EGPI” or the “Company”) shareholders of record at March 10, 2011 nine (9) members were elected to the Company’s Board of Directors, consisting of eight members that have previously served. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2012 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s)	Position(s) Held Since
Robert S. Miller, Jr.	28	Director	2009
Michael Kocan	42	Director	2009
David H. Ray	32	Director	2009
Brandon D. Ray	30	Director	2009
Dennis R. Alexander	56	Director, Chairman	1999
Larry W. Trapp	69	Director	2008
Michael Trapp	44	Director	2008
Michael D. Brown		Director	2009
David Taylor	66	Director	2011

On March 10, 2011 by majority consent of the Board of Directors of EGPI Firecreek, Inc. (“EGPI” or the “Company”) the following officers were elected as officers of the Company, consisting of 7 officers three of which that have previously served. The officers of the Company are as follows:

Name	Age	Position(s)	Position(s) Held Since
Robert S. Miller, Jr.	28	Executive Vice President	2009
Michael Kocan	42	President and Chief Operating Officer	2009
David H. Ray	32	Executive Vice President and Treasurer	2009
Brandon D. Ray	30	Executive Vice President of Finance	2009
Dennis R. Alexander	56	Chief Executive Officer and Chief Financial Officer	1999
Larry W. Trapp	69	Executive Vice President	2008
Melvena Alexander	77	Secretary and Comptroller, Co-Treasurer	1999

Board Meeting

While the Board of Directors had no regularly scheduled physical meetings held during fiscal 2010, the Board of Directors business was conducted via Consent(s) to Action in Lieu of Meeting, held Electronically, Telephonically, or In Person, (the “Consent(s)”)). There were a total of seventy six (76) consents obtained during fiscal 2010 and all members of the then Board of Directors attended at least 75% of all meetings held by the above listed Consent(s).

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

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2010 and December 31, 2011.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 31, 2011 are as follows:

Name	Age	Position(s)	Position(s) Held Since
David H. Ray	32	Director and Executive Vice President and Treasurer	2009
Brandon D. Ray	30	Director and Executive Vice President of Finance	2009
Dennis R. Alexander	56	Director and Chief Executive Officer and Chief Financial Officer	1999
Larry W. Trapp	69	Director and Executive Vice President	2008
Michael Trapp	44	Director	2008
Melvena Alexander	77	Secretary and Comptroller, Co-Treasurer	1999
Michael D. Brown		Director	2009
David Taylor	66	Director	2009

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

Larry W. Trapp has served as a Director and Executive Vice President of the Company since May 21, 2009 having been appointed as a Director, Executive Vice President, and Treasurer of EGPI on December 3, 2008.  Previously he has served in various capacities as Chief Financial Officer, Vice President, and Director through January 26, 2004 and is one of the original founders in 1998 through the acquisition processes with EGPI, serving as Director of Energy Producers Group, Inc.  Mr. Trapp earned a BS in Business Administration with emphasis in Finance from Arizona State University.  Prior business experience includes Vice President of Escrow Administration for a major Title Insurance Company where he was directly responsible for the Management and performance of 22 branches and supervised an administration staff of 125 Employees.

Michael Trapp has served as a Director of the Company since May 21, 2009 having been appointed as a Director of EGPI on December 3, 2008.  A graduate of Rice Aviation he earned honors and honed his skills as an Airframe and Power Plant licensee working in the airline industry for many years.  He recently owned his own mortgage company and is now a Senior Loan Officer for a multi-state lender in Mesa, Arizona.  His strong technical and analytical skills will be a bonus in analyzing prospective projects which will enhance EGPI’s growth and asset base.

Melvena Alexander has served as Co-Treasurer, Secretary and Comptroller of the Company (EGPI) and Firecreek Petroleum, Inc. since February 10, 2007 having served as Secretary and Comptroller of EGPI and Firecreek Petroleum, Inc. since July 1, 2004 through February 9, 2007.  She served as Secretary since March 15, 2003 to June 30, 2004 having been Secretary and Comptroller of EGPI since May 18, 1999.  In September 1998 she was a founder, and from January 19, 1999 through the acquisition processes with the Company served as Secretary of Energy Producers Group, Inc.  She is founder and President of Melvena Alexander CPA since 1982, which prepares financial statements and tax reports.   Mrs. Alexander graduated Arizona State University with a B.S. in Accounting, received CPA Certificate, State of Arizona.  She is a prior member of AICPA and the American Society of Women Accountants through June 2008.  Mrs. Alexander devotes a minimum of 40-60 hours per week, and more as required, to the business of EGPI.

David Taylor has served as a Director of the Company since September 16, 2010. He is presently the President of Caddo International, Inc (fka Petrol Industries Inc) an oilfield service company in Oil City, Louisiana. Caddo provides operations for work over rigs and other oil field service equipment to work over wells located in the Caddo Pine Island Field and additionally maintains and oversees leases for owners. Caddo employs approximately 20 people.  Mr. Taylor is also President of Chanwest Resources Inc. , (“CWR”), a wholly owned subsidiary of EGPI Firecreek, Inc.. CWR is an oilfield construction service company which operates in east Texas and North West Louisiana. Over the years Mr. Taylor has been a consultant through Willoil Consulting, LLC to several companies in Northeast Louisiana and East Texas dealing with day to day operations and Management issues in the Oil and Gas Industry.  In addition Mr. Taylor has been a professional accountant in the Oil and Gas Industry for 40 years with services provided is several States in the US including Indiana, Illinois, Oklahoma, Kansas, Texas, California and Louisiana.  He has been an officer and director of several public companies in the natural resource field providing. Mr. Taylors experience includes assisting turnaround situations in the oil and gas industry, and mergers and acquisitions in the public and private sector. Mr. Taylor is a resident of Shreveport, Louisiana.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2010, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2010, for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company, through its new wholly owned subsidiary South Atlantic Traffic Corporation, employs approximately six individuals. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table 1/

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 2/6/7/12/ (*)	2010	n/a	n/a	-0-	64,802
Chairman, CEO, CFO	2009	n/a	n/a	-0-	5,450
	2008	n/a	n/a	-0-	-0-

David H. Ray 3/6/8/13/ (*)	2010	n/a	n/a	-0-	83,083
Executive Vice President	2009	n/a	n/a	-0-	-0-
	2008	n/a	n/a	-0-	-0-

Brandon D. Ray 4/6/9/13/ (*)	2010	n/a	n/a	-0-	41,532
Executive Vice President of Finance	2009	n/a	n/a	-0-	-0-
	2008	n/a	n/a	-0-	-0-

Melvena Alexander 5/6/10/12/ (*)	2010	n/a	n/a	-0-	15,943
Co Treasurer, Sect. and Cmpt.	2009	n/a	n/a	-0-	10,800
	2008	n/a	n/a	-0-	-0-

1/	All shares are calculated on a post effective one share for fifty share (1:50) reverse split effective on November 9, 2010.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

2/
The amounts in this column for 2010 represents the aggregate value of common restricted shares issued on June 16, 2010 to the named executive. $27,146 of the amount listed in this row for 2010 represents the value of the shares issued to D.R. Alexander for services rendered, based on the closing market prices on or near such dates of $0.0042 per share (post 1:50 reverse split).

3/
The amounts in this column for 2010 represents the aggregate value of common restricted shares issued on June 16, 2010 to the named executive. $49,685 of the amount listed in this row for 2010 represents the value of the shares issued to D.H. Ray for services rendered, based on the closing market prices on or near such dates of $0.21 per share (post 1:50 reverse split).

4/
The amounts in this column for 2010 represents the aggregate value of common restricted shares issued on June 16, 2010 to the named executive. $24,842 of the amount listed in this row for 2010 represents the value of the shares issued to Brandon D. Ray for services rendered, based on the closing market prices on or near such dates of $0.21 per share (post 1:50 reverse split).

5/
The amounts in this column for 2010 represents the aggregate value of common restricted shares issued on June 16, 2010 to the named executive. $15,943 of the amount listed in this row for 2010 represents the value of the shares issued to Melvena Alexander for services rendered, based on the closing market prices on or near such dates of $0.21 per share (post 1:50 reverse split).

6/
D.R. Alexander, D.H. Ray, Brandon D. Ray, and Melvena Alexander received 130,554, 236,593, 118,927, and 75,919 shares (calculated on the current post reverse split basis) of restricted stock on June 16, 2010, respectively.

7/
Mr. Alexander holds a total of 130,554 shares of common restricted stock as of December 31, 2006 (calculated on the current post reverse split basis). The market value of the 130,554 shares on December 31, 2010 was $678. No dividends are paid on the restricted common stock held.

8/
D.H. Ray holds a total of 236,593 shares of common restricted stock as of December 31, 2010 (calculated on the current post reverse split basis). The market value of the 236,593 shares on December 31, 2010 was $1,230. No dividends are paid on the restricted common stock held.

9/
Brandon D. Ray holds a total of 118,927 shares of common restricted stock as of December 31, 2010 (calculated on the current post reverse split basis). The market value of the 118,927 shares on December 31, 2010 was $618. No dividends are paid on the restricted common stock held.

10/
Melvena Alexander holds a total of 75,919 shares of common restricted stock as of December 31, 2010 (calculated on the current post reverse split basis). The market value of the 75,919 shares on December 31, 2010 was $395. No dividends are paid on the restricted common stock held.

11/
The remaining balance of the amounts in the columns for 2010 for each of D.R. Alexander, D.H. Ray, and Brandon Ray represents value for shares of Series C Preferred each named executive received, respectively. For each of the named executives 2,143, 1,905, and 952 shares of Series C Preferred were received having a value of $37,656, $33,398, and $16,695, The Series C Preferred value was unchanged at December 31, 2010 as these shares carry voting provisions only and are not convertible into shares of common stock.

12/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

13/	David Ray and Brandon Ray have been with the Company since May 2009.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Director Compensation

As of February 4, 2000 each member of the Board of Directors, subject to approval of the Chairman and CEO, may be paid $500 per formal meeting plus certain expenses for out of State Directors incurred in connection with attendance at Board and Committee meetings. There are no agreements provided to Directors or individual agreements with any Director other than that presented in this paragraph, and the understanding that at minimum a traveling Director will be considered by the Chairman more favorably for reimbursement of expenses for travel and may, at the election of the Chairman, be paid $500 for attendance at a formal meeting. This determination by the Chairman to provide for either reimbursement or compensation for a formal meeting is principally to be based on the finances of the Company available at the time.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of March 31, 2011. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

The information in the following table is based on 482,811,732 shares of common stock issued and outstanding as of March 31, 2011.

						Series C
		Common Stock Beneficially				Preferred Stock Beneficially
		Owned (2)(a)				Owned (2)(9)
Title of Class	Name and Address of Beneficial	Number			(%) Vote	Number		(%) Vote
	Owner (1)							Common &
								Preferred
Common	Robert S. Miller, Jr.		200,000	(13)	0.04%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Michael Kocan		200,000	(14)	0.04%		2,143	9.41%
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	David H. Ray (3)	**	260,461	(15)	0.05%	**	1,905	8.36%
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Brandon D. Ray (4)	**	142,165	(16)	0.03%	**	952	4.18%
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Strategic Partners Consulting, L.L.C.	**				**		-0-
	c/o 3400 Peach Tree Road (3)(4)(10)
	Suite 111
	Atlanta, Georgia 30326
Common	Dennis R. Alexander (5)		200,000	(17)	0.04%		2,143	9.41%
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	Larry W. Trapp (6)		153,582	(18)	0.03%		-0-	-0-
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Michael Trapp (7)		40	(19)	0.00%		-0-	-0-
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Melvena Alexander (8)		75,919	(20)	0.02%		-0-	-0-
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Preferred	Red Quartz Development, L.L.C. (9)		-0-		-0-		5,000	21.95%
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Red Quartz Development		42,593		0.01%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Michael Hanlon		200,000		0.04%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Garrett Sulliavan		40,130		0.01%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Tom Davis		146,189		0.03%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Amanda Corcoran		5,733		0.00%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Kelly Davis		12,182		0.00%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	Paddy Kelly		15,765		0.00%		-0-	-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	All directors and officers as a group		2,084,459		0.43%		14,286	63.16%
Preferred	(7 persons) and including other
	persons or groups
Common	Billy V. Ray Jr. (11)	***				***		-0-
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	BVR, Inc. (12)	***	200,000		0.04%	***	2,143	9.41%
	c/o 3400 Peach Tree Road
	Suite 111
	Atlanta, Georgia 30326
Common	David Taylor (21)	****	100,000		0.02%	****		-0-
	7601 North Cross Drive
	Shreveport, Louisiana 71061
Common	Willoil Consulting, LLC (22)	****	90,000		0.02%	****		-0-
	7601 North Cross Drive
	Shreveport, Louisiana 71061

(1)
Unless otherwise indicated, the address for each of these shareholders other than (5), (6), (7), and (8) c/o EGPI Firecreek, Inc. and Energy Producers, Inc., located at 6564 Smoke Tree Lane, Scottsdale Arizona 85254, is c/o EGPI Firecreek, Inc., M3 Lighting, Inc. (M3), located at 3400 Peachtree Road, Suite 111, Atlanta, Georgia 30326.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC.

(3)	David H. Ray and Brandon D. Ray are brothers. Messrs. David H. Ray and Brandon D. Ray own Strategic Partners Consulting, LLC, 66.67% and 33.33% amongst them respectively.

(4)	See note 3, above.

(5)	Dennis R. Alexander is the son of Melvena Alexander.

(6)	Larry W. Trapp is the father of Michael Trapp.

(7)	See not 6, above.

(8)	See note 5, above.

(9)	Each share of Series C preferred stock shall have 21,200 votes on the election of our directors and for all other purposes.

(10)	See notes 3 and 4, above.

(11)	Billy V. Ray Jr. is the Father of David H. Ray and Brandon D. Ray.

(12)	BVR, Inc. is indirectly owned by Billy V. Ray Jr. and also holds 2,143 shares of Series C Preferred.

(13)	Includes 200,000 shares of common stock owned directly by Mr. Robert S. Miller Jr.

(14)	Includes 200,000 shares of common stock, and 2,143 Series C Preferred shares owned directly by Michael Kocan.

(15)	Includes 260,461 shares of common stock and 1,905 shares of Series C Preferred owned indirectly, including shares with investment control, by Mr. David H. Ray.

(16)	Includes 142,165 shares of common stock and 952 shares of Series C Preferred owned indirectly, including shares with investment control, by Mr. Brandon D. Ray.

(17)	Includes 200,000 shares of common stock and 2,143 shares of Series C Preferred owned directly by Mr. Dennis Alexander. Of the common shares 50 are held by Mr. Alexander’s wife and children.

(18)	Includes 153,582 shares of common stock owned directly by Mr. Larry W. Trapp.

(19)	Includes 40 shares of common stock owned directly by Mike Trapp.

(20)	Includes 75,919 shares owned directly by Mrs. Melvena Alexander.

(21)	Includes 100,000 shares owned directly by Mr. David Taylor.

(22)	Includes 90,000 shares owned indirectly by Mr. David Taylor through Willoil Consulting, LLC.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, approximately 63.16 percent of our outstanding common stock, which includes additional votes and voting power through issuance of 14,286 shares of the EGPI Series C Preferred Stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of the registrant; or

•	With respect to the election of directors or other matters.

 (a) For all Persons in the preceding tables, and corresponding footnotes below: i) Options, warrants, and preferred stock as or if applicable, are included in calculations as to each person’s beneficial ownership position, and ii) All amounts are calculated on a post split one share for fifty shares (1:50) reverse stock split, effective on November  9, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2010, December 31, 2009, and December 31, 2008.

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman, CEO, and Chief Financial Officer and Director, David H. Ray, Executive Vice President and Treasurer, Brandon D. Ray, Executive Vice President of Finance, and Melvena Alexander, Co Treasurer, Comptroller, and Secretary,.

Contracts

The Company has oral and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2010 listed in Table 1 below, and for the fiscal years ended December 31, 2009, and December 31, 2008 listed in Table 2 below.

Table 1

		Paid	Accrued
Entity	Related Party	2010	2010
Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$99,000	$206,200
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$37,800	$31,400

*Part of the amounts paid in 2010 for each of the above named Executives were for the unpaid accrual amounts due from 2009.

** For 2010, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $99,000 of which $75,200 was paid against prior year accruals, along with $23,800 to the current year. A contract month to month subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses.  No contract amounts were charged for October 2008 through May 30, 2009.

*** For 2010, the contract amounts paid to Melvena Alexander CPA were in the aggregate $37,800 of which $13,600 was paid against prior year accruals, along with 24, 200 to the current year. A contract month to month subject to adjustment is being charged at the rate of $4,200 per month  plus  rent  of $1400 per month for provision of the Scottsdale facilities provided, plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

(1)	Dennis R. Alexander, Chairman, CEO, and CFO, and is a shareholder of the Company.
(2)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.

2009 Administrative Services Agreement

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 2009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the twelve months ending December 31, 2010, the Company paid $51,000 to SPC, with a balance payable due in the amount of approximately $82,058.

2009 Loans Made By Officers, Directors, Shareholders

During 2009, the Company’s President and Director and Shareholder, Michael Kocan, made loans to the Company to assist its new operations for South Atlantic Traffic Corporation. Total amount of loans made were $90,625.80. Interest due on the notes is at the rate of 6%. The Company has paid $55,000 on the notes and the remaining balance is $35,625.80 as of February 8, 2010 and are current at this date. The notes are due on demand.

Table 2

		Paid		Accrued
Entity	Related Party	2009	2008	2009	2008

Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$20,150	$195,250	$125,200	$50,000
Tirion Group, Inc.	Rupert C. Johnson (2)	-0-	-0-	-0-	43,000
Melvena Alexander, CPA * ***	Melvena Alexander (3)	$10,000	$108,875	$19,400	$-0-
DLM Asset Management, Inc.	Dermot McAtamney (4)	-0-	33,535	-0-	-0-

*Part of the amounts paid in 2008 for each of the above named Executives were for the unpaid accrual amounts due from 2007.

** For 2009, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $20,150 paid against prior year accruals. A new month-to-month contract subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses.  No contract amounts were charged for October 2008 through May 30, 2009.

*** For 2009, the contract amounts paid to Melvena Alexander CPA were in the aggregate $10,000 paid against prior year accruals. A new contract month to month subject to adjustment is being charged at the rate of $4,200 per month which includes rent for provision of the Scottsdale facilities provided, plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.
(2)	Rupert C. Johnson, a Director through June 9, 2008, and a shareholder of the Company.
(3)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.
(4)	Dermot McAtamney, a Director, Executive Vice President, Co Treasurer through June 9, 2008, and is a shareholder of the Company.

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

Note: As reported by Dutchess please also see information contained in Form 13-D filed December 8, 2008, in a Current Report on Form 8-K filed December 3, 2008, see  Note (3)  in Current Reports on Form 8-K filed on March 27, 2007, June 19, 2007, and January 7, 2008, respectively see  Note (4) , and including information prior contained in Form 13-D filed on January 29, 2008 see  Note (2).

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

Note (3)

Settlement Agreement

On October 30, 2008, the Company disclosed on Current Report on Form 8-K that Mr. Dennis Alexander and Ms. Melvena Alexander (collectively, the “Alexanders”) resigned from their respective positions with the Company. In light of certain events surrounding the resignations, the Company and the Alexander’s entered into a Settlement and Release Agreement in order to resolve their disputes (the “Settlement”) disclosed and listed under Item 5.02 of our Current Report on Form 8-K filed on December 3, 2008. Pursuant to the Settlement, the parties agreed to the following: (i) that EGPI shall not challenge or delay the repossession through foreclosure of any collateral by Dutchess; (ii) That upon repossession by Dutchess of all EGPI assets, the $9,304,962 debt to Dutchess claimed in the Notice of Default and all obligations of EGPI to Dutchess under the Loan Agreements and Notice of Default shall be deemed fully satisfied, (iii) the Company issued a promissory note in favor of Dutchess Private Equities Fund, Ltd. (“Dutchess”) in the principal face amount of $47,564.78, in consideration of certain rights described below, bearing interest at the rate of 12% per annum and providing for monthly interest only payments for a period of six (6) months all due on or before June 2, 2009; (iv) Dutchess shall sell to Dennis Alexander or nominee for par value, of $0.001 per share all 100,000 shares of EGPI Preferred stock and 2.335,215 shares of EGPI common stock currently held by Dutchess such that Dutchess will retain 1,180,854 common shares representing a twenty percent (20%) equity interest in EGPI; and (v) The Company and Dutchess released one another from claims of any kind and nature in both law and equity.

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

During the twelve months ending December 31, 2010, the headquarters for the Company’s Eastern based operations and M3 were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, and were being provided on a co sharing basis free of charge by officers and shareholders of the Company. The approximate 1,000 square foot premises was provided free of charge until February 2011 when the space became unavailable. Management believes that alternative facilities are available at reasonable rates.

At December 31, 2010, our wholly owned subsidiary operations for the SATCO headquarters were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, with an additional satellite office in Cocoa, FL. The Company had a month-to-month cancelable operating lease for the Cocoa, FL office space. The operating lease was cancelled in January 2011 and the office was relocated to 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326. Rental expense for operating lease was approximately $34,128 and $11,017 for the years ended December 31, 2010 and 2009, respectively.

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates for the reports covering fiscal 2008 for audit, audit-related, tax and other services and the fees paid to M&K CPAS, PLLC related to fiscal 2009 and 2010.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, L.L.C. succeeded by M&K CPA’S LLC independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The fees billed to us by M&K CPAS, PLLC for services rendered related to the year ended December 31, 2009 were $68,000 and $55,500 were paid in 2011 for services rendered related to the year ended December 31, 2010. Of the fees for the fiscal year ended December 31, 2009 $40,000 were paid for in fiscal 2010 and $55,500 for the fiscal year ended December 31, 2010 were paid in 2011 for services rendered related to the year ended December 31, 2010.

For quarterly review of interim financial statements filed on Form 10-Q for fiscal 2010, $12,000, $14,500 and, $12,500 for Q1, Q2, and Q3 respectively, were paid.  For quarterly review of interim financial statements filed on Form 10-Q for fiscal 2009, $500, $500 and $500 for Q1, Q2 and Q3 respectively, were paid.

Audit-Related Fees

 M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the years ended 2010 and 2009.

Tax Fees

Since November 2009 M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since December 22, 2003 Donahue Associates has not provided any professional services for tax compliance, tax advice and tax planning with the exception of consolidated tax returns for 2009 which was $450. The Company has prepared tax returns in house for 2010.

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

3.3	Amended By-Laws of Registrant, dated July 1, 2004 (filed as Exhibit 2.2 to Current Report on Form 8-K dated June 4, 2004, filed July 15, 2004, and incorporated herein by reference).

3.4	Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 18, 2006 and incorporated herein by reference).

3.5	Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Appendix A to Definitive Information Statement on Form DEF 14C filed on September 28, 2010.)

4.1	Certificate of Designation with respect to Series C Preferred Stock, dated May 20, 2009 (filed as exhibit 4.1 to Current Report on Form 8-K dated May 27, 2009, and incorporated herein by reference).

5.1	Consent of Gersten, Savage, LLP (filed as Exhibit 5.1 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

5.2
Consent of Independent Registered Public Accounting Firm, Donahue Associates, L.L.C. (filed as Exhibit 5.1 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

5.3	Consent of Vincent & Rees, L.C. (filed as Exhibit 5.2 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

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

10.44
Stock Purchase Agreement, dated March 3, 2010 (relating to the acquisition of Redquartz Ltd) (filed on Exhibits 10.1 to a Current Report on Form 8-K dated March 11, 2010, and incorporated herein by reference).

10.45
Pending Agreement between the Company and Don Tyner related to the Company’s acquisition of Membership Interests in Sierra Pipeline, LLC. dated December 18, 2009 (filed as an Exhibit 10.1 to Current Report on Form 8-K dated December 29,2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference)

10.46
Acquisition Agreement, between the Company and Whitt Oil and Gas, Inc. related to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.3 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.47
Assignment of Leases, between the Company and Whitt Oil and Gas, Inc. related to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009(filed as an Exhibit 10.4 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.48
Operating Agreement, Related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.5to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.49
Recording Supplement to Operating Agreement, Related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.6 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.50
Assignment of ORRI Interests to Persons or Entities, further related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.7 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.51
Closing Instructions related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.8 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.52
Advisory Agreement between the Company and Steven Antebi dated December 9, 2009 (filed as an non attached Exhibit 10.9 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.53
Final Escrow Closing Authorization Letter Agreement and related disbursements dated December 31, 2009 between the Company and its wholly owned subsidiary EPI, and acting Escrow Counsel Fergus & Fergus, L.L.P in behalf of the transaction with Whitt Oil and Gas, Inc., (filed as Exhibit 10.10 to Current Report on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.54	Note Purchase Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.55	Registration Rights Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.56
Secured Promissory Note Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.4 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.57
FUNDING AND LETTER OF CREDIT AGREEMENT dated the 15th day of January, 2010, by and between KEVIN J. FITZGERALD and PAMELA W. FITZGERALD, SOUTHWEST SIGNAL, INC., a Florida corporation, EGPI FIRECREEK, INC. and ST. GEORGE INVESTMENTS, LLC, an Illinois limited liability company (filed as Exhibit 10.5 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.58
Bank of Tampa Commitment Letter For Irrevocable Letter of Credit, as of January 15, 2010 (filed as Exhibit 10.6 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.59
Irrevocable Instructions for Letter of Credit from Southwest Signal, Inc. and Sellers, as of January 15, 2010 (filed as Exhibit 10.7 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.60
Trust Account Instructions to the Funding and Letter of Credit Agreement from St. George Investments, LLC (filed as Exhibit 10.8 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.61
Judgment By Confession, Exhibit to St. George Investments LLC Agreements, as of January 15, 2010 (filed as Exhibit 10.9 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.62	Convertible Promissory Note with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.10 to Current Report on Form 8-K/A on February 8, 2010, and incorporated herein by reference).

10.63
Patrick Kelly Promissory Note 1 Agreement to the Stock Purchase Agreement with Redquartz LTD, as of March 3, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K on March 11, 2010, and incorporated herein by reference).

10.64
Patrick Kelly Promissory Note 2 Agreement to the Stock Purchase Agreement with Redquartz LTD, as of March 3, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K on March 11, 2010, and incorporated herein by reference).

10.65	Stock Purchase Agreement with the Stockholders of Chanwest Resources, Inc. 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K on June 6, 2010, and incorporated herein by reference).

10.66	Stock Purchase Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.1 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

10.67	Dealer Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.2 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

10.68
Stock Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 7, 2010, as amended and filed on Form 8-K/A on December 7, 2010, and incorporated herein by reference).

10.69
Schedule of Buyers, Exhibit A to the Securities Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 7, 2010, as amended and filed on Form 8-K/A on December 7, 2010, and incorporated herein by reference).

14	Code of Ethics filed on Exhibit 14 with the Report on Form 10-KSB filed on April 27, 2004, and incorporated herein by reference.

21	Updated List of Subsidiaries filed herewith as an Exhibit to this report.

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

99.1	Annual Report on Form 10-KSB/A, Amendment No. 3, for the fiscal year ended December 31, 2006, filed on April 11, 2008, and incorporated herein by reference.

99.2	Annual Report on Form 10-KSB/A, Amendment No. 1, for the fiscal year ended December 31, 2007, filed on July 24, 2008, and incorporated herein by reference.

99.3	Annual Report on Form 10-KSB/A, Amendment No. 4, for the fiscal year ended December 31, 2008, filed on March 23, 2010, incorporated herein by reference.

99.4	Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, filed on April 15, 2010, incorporated herein by reference.

PART F/S FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 28, 2011 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Dennis R Alexander	Chief Executive Officer and Chairman of	April 28, 2011
Dennis R Alexander	the Board of Directors, CFO

s/s David H. Ray	Director and Executive Vice President	April 28, 2011
David H. Ray	And Treasurer

/s/ Brandon D. Ray	Director and	April 28, 2011
Brandon D. Ray	Executive Vice President of Finance

s/s Larry W. Trapp	Director and	April 28, 2011
Larry W. Trapp	Executive Vice President

/s/ Michael Trapp	Director	April 28, 2011
Michael Trapp

/s/ David Taylor	Director	April 28, 2011
David Taylor

s/s Michael D. Brown	Director	April 28, 2011
Michael D. Brown