Form 10-Q
period 2011-03-31
EGPI FIRECREEK, INC.
filed 2011-05-23
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  :

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 16, 2011, the registrant had 1,276,281,923 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 14,286 shares of Series C preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
March 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	Unaudited	Audited
	3/31/2011	12/31/2010
ASSETS
Current assets:
Cash	$14,048	$9,272
Accounts receivable	69,899	14,835
Inventory	19,134	-
Prepaid expenses	5,903	5,900
Notes receivables	100,000	-
Current assets related to discontinued operations
Cash	-	658
Accounts receivable	-	111,568
Inventory	-	-
Prepaid expenses	-	3,165
Total current assets related to discontinued operations	-	115,391
Total current assets	208,984	145,398

Other assets:
Investment in Terra Telecom, Inc.	-	18,000
Goodwill	22,119	-
Intangible assets – net	369,135	-
Fixed assets – net	657,164	568,560
Oil and natural gas properties – proved reserves - net	3,783,615	163,500
Other assets related to discontinued operations
Intangible assets – net	-	743,420
Goodwill	-	2,001,840
Fixed assets – net	-	21,469
Total other assets related to discontinued operations	-	2,766,729
Total other assets	4,832,033	3,516,789

Total assets	$5,041,017	$3,662,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$671,680	$558,489
Notes payable	3,198,833	3,307,224
Convertible notes, net of discount	209,867	44,490
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	232,418	188,718
Derivative Liabilities	871,015	823,846
Asset retirement obligation	13,743	5,368
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	-	2,209,128
Total current liabilities	5,254,428	7,194,135

Commitments and contingencies:
Series D preferred stock subscription payable, 2.5 million authorized, par value $0.001, convertible into common shares, none outstanding, 2,500 shares subscribed but unissued	3,736,387	-
Total commitments and contingencies	3,736,387	-

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 14,286 and 14,286 shares outstanding at March 31, 2011 and December 31, 2010, respectively	14	14
Common stock- $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 482,800,926 at March 31, 2011 and 51,915,345 at December 31, 2010, respectively	482,801	51,915
Additional paid in capital	26,967,359	25,899,464
Other comprehensive income	142,350	219,209
Common stock subscribed	1,498,874	1,448,250
Contingent holdback	2,000	2,000
Accumulated deficit	(33,043,196)	(31,152,800)
Total shareholders' deficit	(3,949,798)	(3,531,948)
Total liabilities & shareholders' deficit	$5,041,017	$3,662,187

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

	For the three months ended	For the three months ended
	3/31/2011	3/31/2010
Revenues
Gross revenue from sales	$25,142	$-
Gross revenues from oil and gas sales	35,117	-
Cost of sales	(38,902)	-
Well operation costs	(43,109)	-
Gross Margin	(21,752)	-

General and administrative expenses:
General administration	(300,685)	(718,078)
Total general & administrative expenses	(300,685)	(718,078)
Net loss from operations	(322,437)	(718,078)
Other revenues and expenses:
Interest expense	(118,735)	(110,014)
Gain (Loss) on settlement of debt	(666,637)	-
Gain (Loss) on retirement of debt	-	(34,246)
Gain (Loss) on asset disposal	31,970	-
Gain (Loss) on derivatives	(211,672)	68,801
Net loss before provision for income taxes	(1,287,511)	(793,537)
Provision for income taxes	-	-
Loss from continuing operations	(1,287,511)	(793,537)
Loss from discontinued operations net of tax	(602,885)	(336,992)

Net loss	$(1,890,396)	$(1,130,529)

Foreign currency translation	(76,859)	(67,279)
Net comprehensive loss	(1,813,537)	(1,063,250)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.02)

Basic and diluted loss per common share from discontinued operations	(0.00)	(0.01)
Basic and diluted net loss per common share	$(0.01)	$(0.02)
Weighted average of common shares outstanding:
Basic and fully diluted	172,965,665	66,849,412

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

	For the three months ended	For the three months ended
	3/31/2011	3/31/2010
Operating Activities:
Net income (loss)	$(1,890,396)	$(1,063,250)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on disposal of fixed assets	-	(1,673)
Accretion of asset retirement obligation	324	-
Common shares issued for services	20,118	287,950
Promissory notes issued for services	60,000	-
Loss on disposition of SATCO	586,924	-
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	(31,970)	-
Bad debt expense	100,000	-
Loss on change in derivative	211,672	41,850
Loss on settlement of debt	666,040	278,737
Depletion	16,366	-
Depreciation	19,683	9,525
Amortization of intangibles	29,249	17,385
Amortization of debt discount	297,335	(26,565)
Changes in other operating assets and liabilities:
Accounts receivable	87,822	254,723
Inventory	11,493	7,456
Accounts payable and accrued expenses	(229,119)	(51,708)
Accounts payable and accrued expenses - related party	40,670	-
Prepaid expenses	(64)	(3,200)
Net cash used by operations	(3,853)	(248,770)
Investing Activities:
Cash acquired in acquisition of Arctic Solar Engineering	538	-
Net cash used by investing activities	538	-
Financing Activities:
Proceeds from the sale of stock	-	70,004
Principal payments on debt	-	(1,039,438)
Borrowings on debt	84,292	1,268,471
Net cash provided by financing activities	84,292	299,037

Foreign currency translation	76,859	67,279
Net increase (decrease) in cash during the period	$4,118	$(17,012)
Cash balance at January 1st	9,930	17,625
Cash balance at March 31st	$14,048	$613

Supplemental disclosures of cash flow information:
Interest paid during the year	$3,153	$-
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for:
Debt conversion	85,926	542,481
Terra Telecom, Inc.	18,000	-
Debt settlement	727,492	-
Preferred shares subscribed to acquire oil and gas lease	3,736,387	-
Accounts payable converted to promissory notes	385,581	-
Adjustment to asset retirement obligation	8,051	-
Beneficial conversion feature	267,865	-

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2010	14,286	14	51,915,344	51,915	25,899,464	(31,152,800)	219,209	1,448,250	2,000	(3,531,948)

Issued common shares for services			2,928,571	2,929	22,793			(10,626)		15,096
Issued common shares for settlement of debt			328,138,446	328,137	1,040,445			24,950		1,393,532
Issued common shares for conversion of debt			98,597,222	98,599	(17,174)			4,500		85,925
Acquisition of Arctic Solar Engineering, Inc.								49,800		49,800
Common shares issued to shareholders of Terra Telecom, Inc.			1,221,343	1,221	21,831			(18,000)		5,052
Other comprehensive loss							(76,859)			(76,859)
Net loss for the three months ended						(1,890,396)				(1,890,396)
Balance at March 31, 2011	14,286	$14	482,800,926	$482, 801	$26,967,359	$(33,043,196)	$142,350	$1,498,874	$2,000	$(3,949,798)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND MARCH 31, 2010

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

 On October 1, 2010 EGPI Firecreek, Inc. the Company entered into a Definitive Securities Purchase/Exchange Agreement with Terra Telecom, LLC. (“Terra"). Terra is considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. They currently serve various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. Its goal is to provide customers value and integrity in each of these opportunities. Since 1980, Terra has focused on delivering enterprise solutions while leading with voice services and offering full turn-key solutions that consist of voice, data, video and associated applications.  As of December 31, 2010, the Company has not assumed control of this acquisition.  As a result, this company is not consolidated in the financial statements as of December 31, 2010.  On March 14, 2011, the Company sold its interest in Terra to Distressed Asset Acquisitions, Inc.

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

On March 2, 2011 the Company obtained a consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock, and ii) for the Board of Directors to be able to authorize any and all capitalization of the Company going forward without the need for shareholder approval, and further authorized for the Board of Directors to set all rights, preferences, and designations, for and in behalf of any class of the Company’s common of preferred stock, and as may be required or as necessary in the best interest of the Company.

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

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2010.

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

Revenue and Cost Recognition-

-
Oil and gas:  Revenue is recognized from oil and gas sales in the period of delivery.  Settlement on sales occurs anywhere from two weeks to two months after the delivery date.  The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

-	Oilfield services: Revenue from services is recognized when an arrangement exists, the services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2011 or December 31, 2010.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $0 at March 31, 2011 and $207,983 at December 31, 2010.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2010 after conducting an impairment analysis, the Company did not record impairment as the fair value of our reserves exceeded our net book value.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2011 and December 31, 2010, the ARO of $13,743 and $5,368 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2011 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$369,135	$-
Goodwill (non-recurring)	$-	$-	$22,119	$-
Derivatives (recurring)	$-	$-	$871,015	$-

The Company has goodwill and intangible assets as a result of the 2011 business combinations discussed throughout this form 10-Q. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

As of March 31, 2011 and 2010, amortizable intangible assets consist of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the three months ending March 31, 2011 the Company recorded amortization of our intangibles of 29,249, and amortization of $17,385 for the three months ending March 31, 2010.  Note 15 includes the balances of all intangibles as of December 31, 2010 and March 31, 2011.  The useful lives pertaining to the intangible assets amortized are as follows:

Intagibles acquired in Arctic Solar Engineering, Inc.
Useful life
Patents	5
Customer Base	5
Trademarks	5
Non-Compete	3

Intangibles disposed of pertaining to SATCO
Useful life
Tradename	12
Customer Relationships	10

Foreign Currency Translation and Transaction and translation - The financial position at present for the Company’s foreign subsidiary Redquartz, LLC, established under the laws of the Country of Ireland are determined using (U.S. dollars) reporting currency as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations (if and when incurred) will be pursuant to current accounting literature. The Company’s functional currency is the U.S dollar. We have an obligation related to our acquisition of Redquartz as discussed in Note 7 which is denominated in Euro’s. The change in currency valuation from our reporting this obligation in U.S dollars is reported as a component of other comprehensive income consistent with the relevant accounting literature.

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

3. Common Stock Transactions

During the three months ended March 31, 2011, the Company issued 2,928,571 shares of common stock for services that were expensed in the current year in the amount of $25,722 and in the prior year of $10,626.  The value of the shares expensed in the prior year reduced the amount of common stock subscribed by $10,626 in the current period.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the three months ended March 31, 2011, the Company issued 328,138,446 shares of common stock valued at $1,368,582 and recorded a common stock subscription in the amount of $24,950 to extinguish debt of $727,492 resulting in a loss on extinguishment of debt of $666,040 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.

During the three months ended March 31, 2011, the Company issued 98,597,222 shares of common stock valued at $81,425 and recorded a common stock subscription in the amount of $4,500 to convert debt of $85,925 resulting in no loss on extinguishment.  The stock was valued based upon the conversion terms in the convertible promissory notes.

During the three months ended March 31, 2011, the Company granted 6,000,000 shares of common stock as payment to acquire Arctic Solar Engineering, LLC.  The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $49,800.  As of March 31, 2011, these shares have not been issued and are recorded in common stock subscribed.

During the three months ended March 31, 2011, the Company issued 1,221,343 shares of common stock valued at $23,052.  A portion of these shares, 6,000,000, was granted in the prior period and recorded in common stock subscribed in the amount of $18,000.  The remaining portion was granted in the three months ended March 31, 2011.  The stock was valued based upon the closing price of the Company’s common stock at the grant date.

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

Series D preferred stock: Effective March 2, 2011 EGPI Firecreek, Inc. (the “Company”) obtained consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock. The issuable Series D preferred stock, 2.5 million shares shall be authorized, par value $.001, and each share of Series D Preferred Stock is convertible into common shares, where such number of shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1,000) by 1) $0.003 per share, or 2) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date.  The 2,500 shares were authorized to purchase an interest in a producing oil and gas property.   The preferred stock was valued at fair value based on the use of a multinomial lattice model with computed the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity.  The total fair value of these preferred shares was computed to be $3,736,377.

5. Fixed Assets

The following is a detailed list of fixed assets:

	31-Mar-11	31-Dec-10
Property and Equipment	$715,132	$ 601,470
Accumulated depreciation	(57,968)	(38,278)

Fixed assets- net	$657,164	$563,192

6.  Options & Warrants Outstanding

 All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at March 31, 2011 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2010	649,262	$11.197329	1.87

Issued	4,308,856
Exercised	0
Expired	0

Outstanding at March 31, 2011	4,958,118	$1.466282	1.914

The changes in the number of warrants issued above is due to two identical consulting contracts.  Each agreement allows the Holder of the warrant to be able to purchase .5% of the Company’s common stock.  The number of warrants to be issued under this agreement is increased each period and included in the derivative liability due to the fact that the derivative is caused by an indeterminate number of shares issuable upon conversion of certain convertible promissory notes.  There was an increase of 4,308,856 in shares to be issued under this warrant during the three months ended March 31, 2011.  As of December 31, 2010, 519,262 shares were issuable under these warrant contracts.  The warrants expire two and one half (2.5) years from the date of vesting.  The agreements also cap the total of the fair market value of the shares to be given at $150,000 per consulting firm, for a total cap of $300,000.  The value of these warrants are included in the derivative liability at March 31, 2011 and December 31, 2010.

 7. Arctic Solar Engineering LLC (ASE)

2011

i)
On February 4, 2011, the Company entered into a stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”).  The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 6,000,000 shares of our restricted common stock.  In addition, the Purchase Agreement  contains   an “Earn-out Provision “  which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report.  This stock Earn-out consideration will be valued at 90 % of the last trade price on the filing date for the calendar year of operations

The Agreement calls for the following material terms:

In addition to the Purchase Price, the Sellers shall, for a period of thirty-six (36) months following the Closing Date (the "EARN-OUT TERM"), be entitled to receive payment in the form of cash and additional shares of Restricted Common Stock (the “Earn-out Provision” or “Earn-out”) based upon the financial performance of the Company set forth below:

(a)	The Earn-out Provision will be based on the audited Net Income After Tax of the Company.

(b)
For each twelve month period during the Earn-out Term, the Sellers will be entitled to Fifty Percent (“50%”) of the Company’s Net Income After Tax payable half in Cash (the “Cash Earn-out Consideration”) and half in Restricted Common Stock of the Purchaser (the “Stock Earn-out Consideration”) Ten (“10”) Days after the filing date of the Purchaser’s audited annual report.

A breakdown of the purchase price for Arctic Solar Engineering, Inc. is as follows:

Common stock subscribed	$49,800

Final Purchase Price Allocation:

Cash	$538
Accounts receivable	131,660
Inventory	30,627
Fixed assets - net	337
Other assets	3
Patents/IP/Technology	135,000
Customer base	76,000
Trade-name/Marks	151,000
Non-compete	19,000
Goodwill	22,119
Liabilities assumed	(516,484)
$49,800

The following pro-forma assumes the acquisition of Arctic Solar Engineering, Inc. occurred as of the beginning of the period presented as if it would have been reported for the period below.

	Historic		Pro Forma
	EGPI Firecreek, Inc. Twelve Months Ended December 31, 2010	Arctic Solar Engineering Twelve Months Ended December 31, 2010	Adjustments		Combined
ASSETS
Current assets
Cash and cash equivalents	$9,272	$988			$10,260
Accounts receivable, net	14,835	131,660			146,495
Prepaid expenses	5,900	-			5,900
Other receivables	-	-			-
Inventory		30,627			30,627
Current assets held for sale
Cash	658	-			658
Accounts receivable	111,568	-			111,568
Inventory	-	-			-
Prepaid expenses	3,165	-			3,165
Total current assets held for sale	115,391	-	-		115,391
Total current assets	145,398	163,275	-		252,868

Other assets:
Investment in Terra Telecom, Inc.	18,000	-			18,000
Fixed assets – net	568,560	337			568,897
Oil and natural gas properties – proved reserves	163,500	-			163,500

Other assets held for sale
Intangible Assets – net of amortization	743,420	-			743,420
Goodwill	2,001,840	-	380,221	A	2,382,061
Fixed assets - net	21,469	-			21,469
Total other assets	3,516,789	337	380,221		3,897,347
TOTAL ASSETS	$3,662,187	$163,612	$380,221		$4,206,020

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$558,489	$269,033			$827,522
Notes payable	3,307,224	-			3,307,224
Line of credit	-	36,000			36,000
Convertible notes, net of discount	44,490	-			44,490
Capital lease obligation	56,872	-			56,872
Advances & notes payable - related parties	188,718	-			188,718
Derivative Liabilities	823,846	-			823,846
Asset retirement obligation	5,368	-			5,368
Current liabilities associated with assets held for sale					-
Accounts payable & accrued expenses	2,209,128	-			2,209,128
Advances & notes payable - related parties	-	-			-
Total current liabilities	7,194,135	305,033	-		7,499,168

Long-term liabilities:
Notes payable	-	189,000			189,000
Total long-term liabilities	-	189,000	-		189,000

Shareholders equity
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 14,286 shares outstanding at December 31, 2010	14				14
Common stock - $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 51,915,345 at December 31, 2010	51,915	1,000	5,300	A,B,C	58,215
Additional paid in capital	25,899,464	105,003	(59,013)	A,B,C	25,945,454
Other comprehensive income	219,209				219,209
Common stock subscribed	1,448,250				1,448,250
Contingent holdback	2,000				2,000
Accumulated deficit	(31,152,800)	(436,424)	433,934	B,C	(31,155,290)
Total shareholders' deficit	(3,531,948)	(330,421)	380,221		(3,482,148)

Total Liabilities & Shareholders' Deficit	$3,662,187	$163,612	$380,221		$4,206,020

Pro Forma Adjustments:

A: Represents the 6,000,000 shares of restricted common stock (par value $0.001; market value at acquisition date of $0.0083) issued for the acquisition of Arctic Solar Engineering, LLC pursuant to security exchange and purchase agreement.

B: Represents elimination entry of acquired subsidiary's equity accounts during consolidation

C: Represents 5% fee of the 6,000,000 shares of restricted common stock issued pursuant to security exchange and purchase agreement owed to Source Capital Group, Inc. (300,000 shares with par value of $0.001 and market value at acquisition date of $0.0083)

	Historic		Pro Forma
	EGPI Firecreek, Inc. Three Months Ending March 31, 2011	Arctic Solar Engineering Three Months Ending March 31, 2011	Adjustments	Combined
Revenues
Gross revenues from sales	$35,117	$25,142	$-	$60,259
Costs of goods sold	43,109	51,160		94,269
Total revenue from services rendered	(7,992)	(26,018)	-	(34,010)

General and administrative expenses:
General administration	197,179	113,720		310,899
Total general & administrative expenses	197,179	113,720	-	310,899

Net loss from operations	(205,171)	(139,738)	-	(344,909)

Other revenues and expenses:
Gain (loss) on asset disposal	31,970	-		31,970
Interest expense	(116,001)	(3,160)		(119,161)
Impairment of assets	-	-		-
Gain (Loss) on settlement of debt	(666,637)	-		(666,637)
Gain (loss) on derivatives	(211,672)	-		(211,672)

Net income (loss) before provision for income taxes	(1,167,511)	(142,898)	-	(1,310,409)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,167,511)	(142,898)	-	(1,310,409)

Loss from discontinued operations net of tax	(602,885)			(602,885)

Net Loss	$(1,770,396)	$(142,898)	$-	$(1,913,294)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	76,859			76,859
Total comprehensive income (loss)	(1,693,537)	(142,898)	-	(1,836,435)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.01)			$(0.01)
Basic income (loss) per share- discontinued operations	$(0.00)			$(0.00)
Basic income (loss) per share	$(0.01)			$(0.01)

Weighted average of common shares outstanding:
Basic and diluted	172,965,665			172,965,665

Per Share Information:

Basic and diluted net loss per share for the three months ended March 31, 2010 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 6,000,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

	Historic		Pro Forma
	EGPI Firecreek, Inc. Three Months Ending March 31, 2010	Arctic Solar Engineering Three Months Ending March 31, 2010	Adjustments	Combined
Revenues
Gross revenues from sales	$-	$190,683	$-	$190,683
Costs of goods sold		167,295
Total revenue from services rendered	-	23,388	-	190,683

General and administrative expenses:
General administration	718,078	34,803		752,881
Total general & administrative expenses	718,078	34,803	-	752,881

Net loss from operations	(718,078)	(11,415)	-	(562,198)

Other revenues and expenses:
Gain (loss) on asset disposal	-	-		-
Interest expense	(110,014)	-		(110,014)
Impairment of assets	-	-		-
Gain (loss) on settlement of debt	(34,246)	-		(34,246)
Gain (loss) on derivatives	68,801	-		68,801

Net income (loss) before provision for income taxes	(793,537)	(11,415)	-	(637,657)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(793,537)	(11,415)	-	(637,657)

Loss from discontinued operations net of tax	(336,992)	-		(336,992)

Net Loss	$(1,130,529)	$(11,415)	$-	$(974,649)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	67,279	-		67,279
Total comprehensive income (loss)	(1,063,250)	(11,415)	-	(907,370)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.02)			$(0.01)
Basic income (loss) per share- discontinued operations	$(0.00)			$(0.00)
Basic income (loss) per share	$(0.02)			$(0.01)

Weighted average of common shares outstanding:
Basic and diluted	72,849,412			78,849,412

Per Share Information:

Basic and diluted net loss per share for the three months ended March 31, 2010 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 6,000,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

8.  Acquisition of interest in oil and gas property

I. Acquisition of 75% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

On March 1, 2011 the Company’s through its wholly owned subsidiary Energy Producers, Inc. (“EPI”) acquired all assets of Ginzoil Inc., (“GZI”) a wholly owned subsidiary of Dutchess Private Equities Fund, Ltd., (Investors”) as described in the preliminary Assignment and Bill of Sale and summarily as follows: Under the terms of the agreement, which shall be effective March 1, 2011, EPI acquired a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, EPI will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft. As consideration for the transaction the Company agreed to authorize and issue and sell to Investors 2,500 shares of a new, to be authorized, Series D preferred stock to Investors for one thousand dollars ($1,000) per share, or a total in the aggregate stated value of two million five hundred thousand ($2,500,000) dollars. The acquired leases and the property to which they relate are identified below:

North 40 acres: J.B. TUBB “18-1”, being the W1/2 of the NW1/4 of Section 18, Block B-20, Public School Lands, Ward County, Texas, containing Forty (North 40) acres only (also listed as Exhibit “A” to Exhibit 10.1 in our Current Report on Form 8-K filed on March 7, 2011, incorporated herein by reference.

Well-bore loated on South 40 acres: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

The following wells are located on the leases identified, above:

1.	Crawar #1

2.	Tubb #18-1

3.
Highland Production Company(Crawar) #2 well-bore only, with depth of ownership 4700’ to 4900’ft. in well bore, described as: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

Pursuant to the SPA each share of Series D Preferred Stock shall be convertible, at the sole option of the Investor or holder thereof, into share(s) of the Corporation’s Common Stock (“Conversion Shares”). The Conversion Formula at the time of any noticed and converted shall mean that the number of Conversion Shares (common stock) to be received by the holder of Series D Preferred Stock in exchange for each share of Series D Preferred Stock that such holder intends to convert pursuant to this provision, where such number of Conversion Shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1000) by i) .003 per share, ii) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The Company has agreed to keep a sufficient number of its common shares on hand for future conversions as listed in Section 1 of the SPA.  The preferred stock was valued at fair value based on the use of a multinomial lattice model with computed the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity.  The total fair value of these preferred shares was computed to be $3,736,377.

Listing for the Equipment items related to the wells on the leases on the J.B. Tubb Leasehold Estate (RRC #33611) Amoco/ Crawar field are as follows:

The following is the current & present equipment list that Energy Producers Inc. will acquire 75% ownership rights, on the J.B. Tubb property: 2 (Two) 500 barrels metal tanks, 1(One) 500 barrel cement salt water tank- (open top), 1 (One) heater treater/oil & gas separator, all flow lines, on the north forty acres, well-heads, 2 (two) Christmas tree valve systems on well-heads, 3 (Three) well heads, three wells (well-bores). Model 320D Pumpjack Serial No. E98371M/456604, One (1) Fiberglass lined heater-treater,  One (1) Test pot,  Tubing string Rods and down hole pump.

*Success Oil Co., Inc. of California, and Texas Operator, visually inspected the equipment on the J.B. Tubb property RRC #33611 for the 75% Working Interests held by Energy Producers, Inc., wholly owned subsidiary of EGPI Firecreek, Inc. Based on Success Oil Co.s determination of market value we determined the following allocations of the $2,500,000 purchase price paid based on our corresponding 75% working interests held by Energy Producers, Inc., :

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

Well leases	$3,623,062
Well property and equipment	113,325
$3,736,387

Oil and Gas Properties:

	31-Mar-11	31-Dec-10
Oil and gas properties – proved reserves	3,786,562	163,500
Accumulated depletion	(16,246)	-

Oil and gas properties - net	$3,770,316	$163,500

9.  Note Receivable

On March 14, 2011, the company received a promissory note from the sale of its interest in Terra to a third party.  The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%.  The note includes an optional provision to extend for one additional twelve month period.

On March 14, 2011, the company received a promissory note from the sale of a subsidiary, SATCO, to a third party.  The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%.  The note includes an optional provision to extend for one additional twelve month period.

10. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at March 31, 2011:

Deferred Tax asset	$661,638
Valuation allowance	(661,638)
Net deferred tax assets	0

The Company estimates that it has an NOL carryfoward of approximately $8,587,063 that begins to expire in 2027.

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

11.  Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge.  June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month.  There remains an unpaid balance of $800 at March 31, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company.  The agreement is an open-ended, annually renewable contract for payments of $4,600 per month.  The contract is currently in force with a balance due of $25,270 at March 31, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company.  The contract terminated May 31, 2009 and there is an outstanding balance of $500 at March 31, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000.  There was a balance due on this contract of $199,200 at March 31, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company.  The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008.  However, there is unpaid balance of $43,000 remaining at March 31, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $3,588 which remains unpaid at March 31, 2011.

During 2010, unsecured, non-interest bearing advances for working capital were made to South Atlantic Traffic Corporation, a 100% owned subsidiary of the Company, by some of its officers and directors. These advances have not yet been repaid and at March 31, 2011 the following were owed:  Michael Kocan - $150,685;   Robert Miller - $10,000 and Bob Joyner - $21,700.

South Atlantic Traffic Corporation also paid monthly car allowances of $1,200 to its officers in 2010. Balances still owing at March 31, 2011 are $21,752 to Stewart Hall, Vice President and $31,123 to Bob Joyner, Chairman.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner an officer and shareholder, for $27,000.  The note matures June 30, 2011, and the unpaid balance at March 31, 2011 was $21,700.

Chanwest Resourses, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest.  The invoice of $12,635 was still outstanding at March 31, 2011. Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resourses, Inc. of $15,092.  Willoil Consulting, LLC. Is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of March 31, 2011.  The Company as accrued $11,180 due to Willoil Consulting, LLC as of March 31, 2011.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the three months ending March 31, 2011, no payments were made to SPC, with a balance payable due in the amount of approximately $82,058.

During the three months ended March 31, 2011, the Company acquired Arctic Solar Engineering, Inc. and a $5,000 promissory note due to Fred Sussman, who remains an officer of Arctic Solar Engineering, Inc. after the acquisition.

During the three months ended March 31, 2011, the Company acquire Arctic Solar Engineering, Inc. and a $22,409 accounts payable due to Makaritos.

12. Notes Payable

At March 31, 2011, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		3/31/11 ($)
9/17/2009	4	9/17/2010	12		$11,350
5/29/2009	4	9/17/2010	12	*	26,654
9/17/2009	4	9/17/2010	18	*	3,303
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		766,590
3/1/2010	9	See footnote 10	0		187,333
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		131,074
8/10/2010	6	8/10/2012	10		35,000
1/20/2011	7	10/24/2011	8		32,500
12/1/2010	8	9/3/2011	9		40,000
8/3/2010	1	8/3/2012	9		153,046
2/18/2010	3	12/1/2010	4		129,628
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		1,164,307
3/4/2011	12	9/8/2011	14		141,581
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000

Unamortized Discount					(216,040)
Total					3,413,699

*	Compounded

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

Note 2: For the three months ended March 31, 2011, we have received cash proceeds for these debt obligations of $51,792, settled $120,000 in debt for common stock, yielding a balance of $766,590 at the period end.

Note 3: For the three months ended March 31, 2011 the Company has an additional debt obligation of $21,700 for which no payments were made during the period.   The company also had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $129,628 for which no payments were made during the period and included $1,628 in accrued interest added to the principal value of the note.

Note 4:  During 2009 we received cash proceeds for the aggregate amount of $41,307, which is payable in principal and interest with rates ranging from 12-18%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option (expected term of 2.0 years; risk-free rate of 0.62%; and volatility of 95%) of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2011, the Company recognized note discount amortization of $15,855.  The discount is amortized using the effective interest method.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 (expected term of 2.0 years; risk-free rate of 0.52%; and volatility of 95%) was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2011, the Company recognized note discount amortization of $687.  The discount is amortized using the effective interest method.

Note 7: On January 20, 2011, we issued a $32,500 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on October 24, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The January 20, 2011 value of the note of $32,500 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the three months ended March 31, 2011, the Company recognized note discount amortization of $7,222.  The discount is amortized using the effective interest method.

Note 8: On December 1, 2010, we issued a $40,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on September 3, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The December 1, 2010 value of the note of $40,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2011, the Company recognized note discount amortization of $38,206.  The discount is amortized using the effective interest method.

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  During the three months ended March 31, 2011, an additional $60,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  During the three months ended March 31, 2011, $52,667 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended March 31, 2011 we have additional balance on debt obligations owed totaling $1,164,307, related to the acquisition of a subsidiary in March 2010.  A total of $544,825 of this debt was settled by the issuance of stock during the three months ended March 31, 2011.

Note 11:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at March 31, 2011.

Note 13:  The Company’s subsidiary Arctic Solar Engineers issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was not imputed on these balances due to materiality.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

Other previously issued warrants to purchase 11,326 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the January 15, 2010 Convertible Note, on account of the indeterminate nature of the number of shares to be issued pursuant to the conversion option.  Those same warrants were reclassified back to equity from derivative liabilities upon the May 12, 2010 execution of the Waiver of Trigger Event. During June 2010, warrants to purchase 1,326 shares expired. Warrants to purchase 10,000 shares of common stock were reclassified from equity to derivative liabilities upon the issuance of the July 26, 2010 Convertible Note.  The value of the warrants on each of those dates was negligible. As of March 31, 2011, the values of these warrants continue to be negligible and are included in the derivative liability.

13.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of March 31, 2011, there were no payments made on this lease and the entire balance is classified as a current liability.

14. Derivative Liability

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of March 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $871,015.  During the three months ended March 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $211,672.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at March 31, 2011 were as follows:

●	The stock price would fluctuate with an annual volatility ranging from 233% to 534% based on the historical volatility for the company.

●	An event of default would occur 5% of the time, increasing 0.10% per quarter.

●	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

●	The trading volume would average $291,990 to $383,762 and would increase at 1% per quarter.

●
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

The components of the derivative liability on the Company’s balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	3/31/2011	12/31/2010
Embedded conversion features - convertible promissory notes	867,949	820,400
Common stock warrants	3,066	3,426
	871,015	823,846

15.  Intangible Assets

The company had the following intangible assets recorded as of March 31, 2011 and December 31, 2010.  The useful lives for these assets are contained within the accounting policies in Note 1.

	Balance				Balance
	12/31/2010	Additions	Deletions	Impairment	3/31/2011
SATCO
Trade name	661,000	-	(661,000)	-	-
Customer Relationships	163,000	-	(163,000)	-	-
Accum. Amort. - Intangibles	(80,580)		80,580	-	-
Arctic Solar Engineering
Patents		135,000			135,000
Customer Base		76,000			76,000
Trademark		151,000			151,000
Non-Compete		19,000			19,000
Accum. Amort. – Intangibles		(11,864)			(11,864)
	743,420	369,136	(743,420)		369,136

16.  Asset Retirement Obligation (ARO)

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2011 and 2010:

	3/31/2011	12/31/2010
Asset retirement obligation at the beginning of period	5,368	4,337
Liabilities incurred	8,051
Revisions to previous estimates		1,031
Dispositions	-	-
Accretion expense	324	-
Asset retirement obligation at the end of period	13,743	5,368

17.  Discontinued Operations

On March 14, 2011, the Company entered into and completed a definitive Stock Purchase Agreement whereby EGPI Firecreek, Inc. would sell 100% of the common shares of SATCO to Distressed Asset Acquisitions, Inc.

The consideration being paid by Distressed Asset Acquisitions, Inc. consists of a $50,000 in the form of a promissory note (the “Purchase Price”).  The promissory note is to be paid to the Company on or before March 14, 2012 in lawful money of the United States of America and in immediately available funds the principal sum of $50,000, together with interest on the unpaid principal of this Note from the date hereof at the interest rate of Nine Percent (9%). The Note can be extended for one additional twelve month period.  The loss on disposal is $586,924 and is recognized in the financial statements on the disposal date.

Please refer to the Form 8-K filed with the SEC on March 18, 2011.

The results of discontinued operations is a net loss of $602,885 and $336,992 for the three months ended March 31, 2011 and 2010.

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale in 2010.

18.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended March 31, 2011; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.

The March 1, 2010 value of the warrants of $440 (expected term of 2.9 years; risk-free rate of 1.02%; and volatility of 95%) was recorded as general administration expense and a derivative liability due to the issuance of the January 15, 2010 Convertible Note.  The May 12, 2010 value of the warrants of $9,068 (expected term of 2.8 years; risk-free rate of 1.27%; and volatility of 95%) was reclassified from derivative liabilities to paid-in-capital (equity). The July 26, 2010 value of the warrants of $12,214 (expected term of 2.6 years; risk-free rate of 0.80%; and volatility of 95%) was reclassified from paid-in-capital (equity) to derivative liabilities.  The March 31, 2011 value of the warrants is adjusted to fair value along with all other securities included in the derivative liability calculation.

19. Concentrations and Risk

Customers

During the three months ended March 31, 2011, revenue generated under the top five customers accounted for 81% of the Company’s total revenue. For the year ended December 31, 2010, three customers accounted for 72% of the total outstanding accounts receivable. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Suppliers

The Company obtained approximately 47% of its products from one manufacturer in the United States for the year ending December 31, 2010. Concentration with a single or a few manufacturers may expose the Company to the risk of substantial losses if a single dominant manufacturer stops conducting business with the Company.

 20. Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,584.61 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). EGPI Firecreek's management is confident that the Company is not liable and intends to defend this matter vigorously. The amount of principal and interest due is currently recorded in notes payable and accrued expenses, respectively.  No additional accrual for additional damagaes above accrued principal and interest has been accrued as of March 31, 2011.  Management believes that it does not owe any additional amounts in excess of the amounts already accrued.  Additionally, the Company is currently exploring counter-suit options for claims against potential damages caused by St. George Investments LLC to the company as a result of this transaction.

In November 2010, EGPI Firecreek, Inc. and South Atlantic Traffic Corp. received a lawsuit notice from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company.   The former owners of SATCO are suing for payment of promissory notes that are currently recorded in the financial statements, along with accrued interest and penalties and seeking damages for breach of their employment contracts.  On December 17, 2010, EGPI Firecreek, Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. It is management's position that the Company is not liable and is currently exploring all defense and counter-suit options, and the Company will vigorously defend its position.

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

21. Subsequent Events

In April 2011, the Company issued 46,645,021 shares to various consultants for services rendered.

In April 2011, the Company issued 403,457,373 shares of common stock to reduce debt owed to a debt holder.

In April 2011, the Company issued 48,000,000 shares to reduce debt on convertible promissory notes.

In May 2011, the Company issued 55,000,000 shares to various consultants for services rendered.

In May 2011, the Company issued 154,367,797 shares of common stock to reduce debt owed to a debt holder.

In May 2011, the Company issued 80,000,000 shares to reduce debt on convertible promissory notes.

In May 2011, the Company issued 6,000,000 restricted shares in behalf of the acquisition of 100% of Arctic Solar Engineering, LLC membership interests.

On May 9, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (“EPI”) issued to TWL Investments  a LLC, an Arizona limited liability company (“TWL”) a promissory note in the face amount of $210,000 (the “Note”). The Note bears interest at 14% per annum and matures on May 9, 2013 (“Maturity Date”). Pursuant to the Note, the Company shall make payments beginning June 9, 2011 until all amounts payable under this Note are paid in full.  The Companies shall make Payments of principal each month in the amount of (a) [$4,375.00] on the first Payment Date and (b) for each month thereafter until this Note is paid in full an amount equal to the then current outstanding principal balance of the Note divided by the number of Payment Dates remaining, including the Maturity Date.  Concurrently with each Payment of principal, on each Payment Date the Companies shall pay all accrued and outstanding interest on the outstanding principal amount at the rate of 14% per annum compounded monthly (computed on the actual number of days elapsed over a year of 360 days). The Company may repay in full the face amount of the Note without penalty. Both the Agreement and Promissory Note is listed on Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2011. Further, the Company and EPI agreed to issue to Holder certain Collateral which is limited to all rights, title and interest to the oil, gas and mineral leases and equipment on the A.J. Tubb Leasehold Estate Amoco/Crawar Field, Ward County Texas listed on Exhibit “A” therein. The Company further granted TWL i) a security interest in and lien on all personal property of Debtor, to the extent such property relates to, is used in connection with or is located on the Pledged Property (see “Security Agreement” listed on Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2011), and ii) granted to TWL a “Collateral Assignment” listed on Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 201, and an “Exclusive Option to Purchase” listed on Exhibit 10.4 to our Current Report on Form 8-K filed on May 13, 2011, both which may be exercised in the event of an instance of Default, one or more, and or at the election of TWL as described therein.

On May 10, 2011 and further in connection with the issuance of a Promissory Note herein listed above, the Company through its wholly owned subsidiary EPI entered into a “Turnkey Rework Agreement” with Success Oil Co., Inc. (“Success”) of Beverly Hills CA, also a licensed Texas operator,  to perform such work programs on the interests owned by the Company’s wholly owned subsidiary in the A.J. Tubb Leasehold Estate, Amoco/Crawar field, Ward County, Texas (see Current Report on Form 8-k filed on  March 7, 2011).

The material terms of the Turnkey Rework Agreement are as follows:

1.
Success shall do certain reworking procedures described below on the Crawar #1 Well and the J.B. Tubb # 18-1 Well and thereafter be the Operator of said wells. Further in consideration for the payment of $165,162.36 to Success by EPI or its agents via “Escrow Agreement”, the parties agreed as follows:

A.  Crawar #1 Well: Success shall drill out the cement plug and cast iron bridge plug located at approximately 5,000 feet, and shall perforate the Glorieta payzone at intervals ranging from 3,800 feet to 4,000 feet, acidize and swab.

B.  J. B. Tubb #18-1 Well. Success shall re-perforate existing Tubb pay-zone at interval 4,510 feet to 4,560 feet (plus or minus) to increase perforations to 6 shots per foot and then frac with gas gun.

C.  It is agreed and understood that if the above described reworking costs exceed $165,162.36, Success shall solely be responsible for such excess costs.

A copy of the Turnkey Rework Agreement and Escrow Agreement are filed as exhibits 10.5, and 10.6 to our Current Report on Form 8-K filed on May 13, 2011.

22.  Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three months ending March 31, 2011 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals
Net revenues	(13,760)	(7,993)	-	(21,753)
Depreciation & amortization	1,889	-	17,794	19,683
Income (loss) from operations	(120,000)	(90,322)	(37,744)	(248,066)
Interest expense	2,734	-	3,755	6,489
Segment assets	76,944	3,957,013	730,334	4,764,291

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

Three Months Ended March 31,
2011
Net revenues:
Total for reportable segments	(21,752)
Corporate	-
(21,752)
Depreciation and amortization:
Total for reportable segments	19,683
Corporate	29,250
48,933
Income (loss) from operations:
Total for reportable segments	(248,066)
Corporate	(1,039,445)
(1,287,511)
Interest expense:
Total for reportable segments	6,489
Corporate	112,246
118,735
Segment assets:
Total for reportable segments	4,764,291
Corporate	276,726
5,041,017

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

Completion and Entry into a Definitive Agreement with Terra Telecom, LLC.

On October 1, 2010, EGPI Firecreek, Inc. (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. All assets and liabilities of Terra, other than information listed in the SPA are considered to be transferred to the Purchaser. For more information on Terra, please see our Current Report on Form 8-K, Form 8-K/A (amendment no. 1), and Form 8-K/A (amendment no. 2) filed on October 7, 2010, December 7, 2010, and March 22, 2011, respectively, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.  On March 14, 2011, the Company’s interest in Terra was sold.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2011 and March 31, 2010.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Total revenue for the sales attributable to lighting and signalization business for the three months ending March 31, 2011 was $0 compared to $508,660 of revenue for the three months ending March 31, 2010.   The SATCO subsidiary was disposed of in the first quarter of 2011.

Total revenues from other business activities were $60,259 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010.

General administrative expenses were $300,685 in for the three months ended March 31, 2011 compared to $718,078 for the three months ended March 31, 2010.  The increase in these expenses is due to the additional subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Mar-11	31-Mar-10
Advertising & promotion	$11,359	$653
Administration	45,758	28,940
Consulting	61,922	166,500
Depreciation/Amortization	48,932	17,385
Investor incentives/commissions	-	200,086
Professional fees	128,514	295,989
Rent/Utilities	4,200	4,200
Salaries	-	4,325
Total	$300,685	$718,078

For the three months ended March 31, 2011, promotional fees of $11,359 were incurred in stock promotional activities as compared to $653 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, consulting fees of $61,922 were incurred for business advisory services as compared to $166,500 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, professional fees of $128,514 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $295,989 for the three months ended March 31, 2010.

 No investor incentive fees were incurred for the three months ended March 31, 2011 in regards to funding activities as compared to $200,086 for the three months ended March 31, 2010.

After deducting general and administrative expenses, the Company experienced a loss from operations of $1,890,396 for the three months ended March 31, 2011 compared to a loss of $1,130,529 for the same period last year.

Interest expense for the three months ended March 31, 2011 was $118,735 compared with $110,014 for the same period last year.

The Company incurred a net loss of $1,890,396 for the first three months ended March 31, 2011, of which $602,885 was from discontinued operations, as compared to a loss of $1,130,529 for the three months ended March 31, 2010, of which $336,992 was from discontinued operations.

Fully diluted income (loss) per share was ($0.01) per share for the three months ended March 31, 2011, for continuing operations, compared to a loss of ($0.02) per share for the three months ended March 31, 2010.

Professional fees decreased approximately $167,475 to $128,514 for the three months ended March 31, 2011 from $295,989 for the three months ended March 31, 2010.

Net loss for the three months ended March 31, 2011, on continuing operations was $1,287,511 or ($0.01) per share compared to a loss of $793,537 or ($0.02) per share for the three months ended March 31, 2010.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at March 31, 2011 was $14,048 compared to $9,272 at December 31, 2010. The Company had working capital deficit of $5,045,444 at March 31, 2011 compared to a working capital deficit of $7,048,737 at December 31, 2010.

.
The Company received new loans in fiscal year 2010 of $574,874 compared to $2,417,562 in fiscal year 2010 by issuing promissory notes.

Total assets increased to $5,041,017 at March 31, 2011 compared to $3,662,187 at December 31, 2010 mainly as a result of  the disposal of the SATCO subsidiary and the acquisition of Arctic Solar Engineering, Inc. and the Tubb oil and gas leases.

Shareholders’ equity increased to a deficit of $3,949,798 at March 31, 2011 from $3,531,948 at December 31, 2010. During the three months ended March 31, 2011, the Company issued 2,928,571 shares to consultants valued at $25,722 for services rendered. In addition, the Company issued 426,735,668 shares to pay debt of $813,417, and subscribed 6,000,000 shares as the acquisition cost of Arctic Solar Engineering, LLC.

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

Item 3 – Quantitative and Qualitative Analysis of Market Risks

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

●
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

●
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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). EGPI Firecreek's management is confident that the Company is not liable and intends to defend this matter vigorously. Additionally, the Company is currently exploring counter-suit options for claims against potential damages caused by St. George Investments LLC to the Company as a result of this transaction. As of May 2011the Company is in settlement negotiations and considering various options.

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

ITEM 1A. RISK FACTORS.

 There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see additional information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, filed on April 28, 2011, incorporated herein by reference.

(*)(**) On February 4, 2011, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for and behalf of consideration for the Acquisition of Arctic Solar Engineering, LLC membership interests.

Name	Date	Share Amount	Type of Consideration	Fair Market Value of Consideration
Daniel Mark O’Neal (***)/(1) 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	2,870,400	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$14,064

Alvie M. Smith (***)/(2) 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	1,435,200	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$23,824

The Frederic Sussman Living Trust (***)/() Frederic Sussman, Trustee 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	1,694,400	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$11.912

(*)
Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)	$49,800 worth of common stock in the immediately preceding table was used primarily in consideration of Acquisition of Sierra Pipeline, LLC Membership Interests.

(1)	Daniel Mark O’Neal is a shareholder, and not currently an affiliate, director, or officer of the Registrant. He provides business and consulting services to Arctic Solar Engineering, LLC.

(2)	Alvie M. Smith is a shareholder, and not currently an affiliate, director, or officer of the Registrant. He provides business and consulting services to Arctic Solar Engineering, LLC.

(3)
The Frederic Sussman Living Trust, Frederic Sussman, Trustee is a shareholder, and not currently an affiliate, director, or officer of the Registrant. Frederic Sussman manages day to day operations for Arctic Solar Engineering, LLC.

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

(*)(**)
On May 10, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration as follows:

				Fair Market Value of
Name and Address (***)	Date	Share Amount	Type of Consideration	Consideration
Alan Carlquist (1)	1/28/2010	1,000,000	Working Capital	$20,000.00
1110 Allgood Industrial Center			M3 Subsidiary
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

Name and Address (***)	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration
Vincent & Rees, L.C. (1)	3/1/2010	1,500,000	Legal and Advisory Services	$41,250
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Callie Jones (2)	3/1/2010	300,000	Legal and Advisory Services	$8,250
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Chase Chandler (3)	3/1/2010	600,000	Legal and Advisory Services	$16,500
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Lisa Demmons (4)	3/1/2010	600,000	Legal and Advisory Services	$16,500
175 S. Main Street, 15th Floor
Salt Lake City, UT 84111

Chienn Consulting Company LLC (5)	3/1/2010	3,000,000	General Consulting and Advisory	$82,500
175 S. Main Street, 15th Floor			Services
Salt Lake City, UT 84111

(*)	Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)	$165,000 of the financing proceeds in the immediately preceding table was used primarily for legal and advisory services, and exchange for cancellation of debt owed, respectively.

(1)	Vincent & Rees L.P. is a shareholder, and provides legal and advisory services to the Company. Vincent and Rees L.P. is not an affiliate of the Company.

(2)	Callie Jones is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Jones is a shareholder, and is not an affiliate, officer, or director of the Company.

(3)	Chase Chandler is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mr. Chandler is a shareholder and is not an affiliate, officer, or director of the Company.

(4)	Lisa Demmons is with the firm Vincent & Rees L.P. and provides legal and advisory services to the Company. Mrs. Demmons is a shareholder, and is not an affiliate, officer, or director of the Company.

(5)	Chienn Consulting Company, LLC is a shareholder, and is not an affiliate, officer, or director of the Company.

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

Effective March 2, 2011 EGPI Firecreek, Inc. (the “Company”) obtained a consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock, and ii) for the Board of Directors to be able to authorize any and all capitalization of the Company going forward without the need for shareholder approval, and further authorized for the Board of Directors to set all rights, preferences, and designations, for and in behalf of any class of the Company’s common of preferred stock, and as may be required or as necessary in the best interest of the Company.

On May 9, 2011 T and its wholly owned subsidiary Energy Producers, Inc. (“EPI”) issued to TWL Investments  a LLC, an Arizona limited liability company (“TWL”) a promissory note in the face amount of $210,000 (the “Note”). The Note bears interest at 14% per annum and matures on May 9, 2013 (“Maturity Date”). Pursuant to the Note, the Company shall make payments beginning June 9, 2011 until all amounts payable under this Note are paid in full.  The Companies shall make Payments of principal each month in the amount of (a) [$4,375.00] on the first Payment Date and (b) for each month thereafter until this Note is paid in full an amount equal to the then current outstanding principal balance of the Note divided by the number of Payment Dates remaining, including the Maturity Date.  Concurrently with each Payment of principal, on each Payment Date the Companies shall pay all accrued and outstanding interest on the outstanding principal amount at the rate of 14% per annum compounded monthly (computed on the actual number of days elapsed over a year of 360 days). The Company may repay in full the face amount of the Note without penalty. Both the Agreement and Promissory Note is listed on Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2011. Further, the Company and EPI agreed to issue to Holder certain Collateral which is limited to all rights, title and interest to the oil, gas and mineral leases and equipment on the A.J. Tubb Leasehold Estate Amoco/Crawar Field, Ward County Texas listed on Exhibit “A” therein. The Company further granted TWL i) a security interest in and lien on all personal property of Debtor, to the extent such property relates to, is used in connection with or is located on the Pledged Property (see “Security Agreement” listed on Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2011), and ii) granted to TWL a “Collateral Assignment” listed on Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 201, and an “Exclusive Option to Purchase” listed on Exhibit 10.4 to our Current Report on Form 8-K filed on May 13, 2011, both which may be exercised in the event of an instance of Default, one or more, and or at the election of TWL as described therein.

On May 10, 2011 and further in connection with the issuance of a Promissory Note herein listed above, the Company through its wholly owned subsidiary EPI entered into a “Turnkey Rework Agreement” with Success Oil Co., Inc. (“Success”) of Beverly Hills CA, also a licensed Texas operator,  to perform such work programs on the interests owned by the Company’s wholly owned subsidiary in the A.J. Tubb Leasehold Estate, Amoco/Crawar field, Ward County, Texas (see Current Report on Form 8-k filed on  March 7, 2011).

The material terms of the Turnkey Rework Agreement are as follows:

1.
Success shall do certain reworking procedures described below on the Crawar #1 Well and the J.B. Tubb # 18-1 Well and thereafter be the Operator of said wells. Further in consideration for the payment of $165,162.36 to Success by EPI or its agents via “Escrow Agreement”, the parties agreed as follows:

A.  Crawar #1 Well: Success shall drill out the cement plug and cast iron bridge plug located at approximately 5,000 feet, and shall perforate the Glorieta payzone at intervals ranging from 3,800 feet to 4,000 feet, acidize and swab.

B.  J. B. Tubb #18-1 Well. Success shall re-perforate existing Tubb pay-zone at interval 4,510 feet to 4,560 feet (plus or minus) to increase perforations to 6 shots per foot and then frac with gas gun.

C.  It is agreed and understood that if the above described reworking costs exceed $165,162.36, Success shall solely be responsible for such excess costs.

A copy of the Turnkey Rework Agreement and Escrow Agreement are filed as exhibits 10.5, and 10.6 to our Current Report on Form 8-K filed on May 13, 2011.

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

Date:  May 23, 2011

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, President, and CFO