Form 10-Q
period 2011-06-30
EGPI FIRECREEK, INC.
filed 2011-08-17
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, the registrant had 6,607,345 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 87,143 shares of Series C, and 2,500 share of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
June 30, 2011

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	Unaudited	Audited
	6/30/2011	12/31/2010
ASSETS
Current assets:
Cash	$58,323	$9,272
Accounts receivable	63,998	14,835
Inventory	19,134	-
Prepaid expenses	5,500	5,900
Notes receivables	100,000	-
Current assets related to discontinued operations
Cash	-	658
Accounts receivable	-	111,568
Inventory	-	-
Prepaid expenses	-	3,165
Total current assets related to discontinued operations	-	115,391
Total current assets	246,955	145,398

Other assets:
Investment in Terra Telecom, Inc.	-	18,000
Goodwill	22,119	-
Intangible assets – net	350,036	-
Fixed assets – net	633,696	568,560
Oil and natural gas properties – proved reserves - net	3,891,875	163,500
Other assets related to discontinued operations
Intangible assets – net	-	743,420
Goodwill	-	2,001,840
Fixed assets – net	-	21,469
Total other assets related to discontinued operations	-	2,766,729
Total other assets	4,897,726	3,516,789

Total assets	$5,144,681	$3,662,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$765,646	$558,489
Notes payable	3,092,178	3,307,224
Convertible notes, net of discount	266,315	44,490
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	484,895	188,718
Derivative Liabilities	318,958	823,846
Asset retirement obligation	14,398	5,368
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	-	2,209,128
Total current liabilities	4,999,262	7,194,135

Commitment and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares. 2,500 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,736,387	-

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 87,142 and 14,286 shares outstanding at June 30, 2011 and December 31, 2010 respectively.	87	14
Common stock- $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 5,121,530 at June 30, 2011 and 103,831 at December 31, 2010, respectively	5,122	104
Additional paid in capital	28,380,156	25,951,275
Other comprehensive income	117,609	219,209
Common stock subscribed	1,410,474	1,448,250
Contingent holdback	2,000	2,000
Accumulated deficit	(33,506,416)	(31,152,800)
Total shareholders' deficit	(3,590,968)	(3,531,948)
Total liabilities & shareholders' deficit	$5,144,681	$3,662,187

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(Unaudited)

	For the six months ended	For the six months ended	For the three months ended	For the three months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Revenues
Gross revenue from sales	$47,362	$-	$22,220	$-
Gross revenues from oil and gas sales	107,649	-	72,532	-
Cost of sales	(80,961)	-	(42,059)	-
Well operation costs	(86,971)	-	(43,862)	-
Gross Margin	(12,921)	-	8,831	-

General and administrative expenses:
General administration	(782,758)	(1,477,977)	(1,084,958)	(1,081,071)
Total general & administrative expenses	(782,758)	(1,477,977)	(1,084,958)	(1,081,071)
Net loss from operations	(795,679)	(1,477,977)	(1,076,127)	(1,081,071)
Other revenues and expenses:
Interest expense	(297,472)	(198,219)	(178,311)	(85,668)
Gain (Loss) on settlement or conversion of debt	(1,011,209)	(610,805)	(344,572)	(335,976)
Gain (Loss) on asset disposal	31,970	1,673	-	-
Gain (Loss) on derivatives	321,659	28,085	533,331	(40,716)
Net loss before provision for income taxes	(1,750,731)	(2,257,243)	(1,065,679)	(1,543,451)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(1,750,731)	(2,257,243)	(1,065,679)	(1,543,451)
Loss from discontinued operations net of tax	(602,885)	(774,211)	-	(357,492)

Net loss	$(2,353,616)	$(3,030,454)	$(1,065,679)	$(1,900,923)

Foreign currency translation	117,609	421,476	24,741	354,197
Net comprehensive loss	(2,198,148)	(2,609,978)	(1,120,846)	(1,546,726)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(1.11)	$(9.74)	$(0.38)	$(4.60)
Basic and diluted loss per common share from discontinued operations	$(0.38)	$(3.34)	$(0.00)	$(1.06)
Basic and diluted net loss per common share	$(1.49)	$(13.08)	$(0.38)	$(5.66)
Weighted average of common shares outstanding:
Basic and fully diluted	1,581,675	231,691	2,803,839	335,709

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

	For the six months Ended	For the six months ended
	6/30/2011	6/30/2010
Operating Activities:
Net income (loss)	$(2,353,616)	$(2,609,978)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on disposal of fixed assets	-	(1,673)
Accretion of asset retirement obligation	979	-
Preferred shares issued for services	75,000	-
Common shares issued for services	20,148	686,063
Promissory notes issued for services	150,000	-
Loss on disposition of SATCO	586,924	-
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	(31,970)	-
Bad debt expense	100,000	-
Gain on change in derivative	(321,659)	110,774
Loss on settlement of debt	983,418	859,204
Loss on conversion of debt	27,793	-
Depletion	73,268	-
Depreciation	43,157	12,813
Amortization of intangibles	48,878	34,770
Amortization of debt discount	406,882	-
Changes in other operating assets and liabilities:
Accounts receivable	93,723	284,737
Inventory	11,493	624,996
Accounts payable and accrued expenses	(98,276)	361,158
Accounts payable and accrued expenses - related party	42,670	-
Prepaid expenses	336	(18,994)
Net cash used by operations	(140,853)	(218,630
Investing Activities:
Cash paid for development costs of oil and gas properties	(165,162)	-
Cash acquired in purchase of Arctic Solar Engineering	538	-
Net cash used by investing activities	(165,700)	-
Financing Activities:
Proceeds from the sale of stock	-	61,004
Principal payments on debt – related parties	(5,823)	-
Principal payments on debt	-	(1,012,433)
Borrowings on debt – related parties	210,000	-
Borrowings on debt	251,292	1,618,204
Net cash provided by financing activities	455,469	666,775

Foreign currency translation	(101,600)	421,476
Net increase (decrease) in cash during the period	$48,393	$26,669
Cash balance at January 1st	9,930	17,625
Cash balance at June 30	$58,323	$44,294

Supplemental disclosures of cash flow information:
Interest paid during the year	$12,450	$-
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for:
Debt conversion	133,817	1,634,431
Redquartz acquisition	30,876	4,464,400
Chanwest acquisition	-	268,276
Debt settlement	2,117,430	-
Preferred shares subscribed to acquire oil and gas lease	3,736,387	-
Accounts payable converted to promissory notes	385,581	-
Adjustment to asset retirement obligation	8,051	-
Beneficial conversion feature	350,864	-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2010	14,286	14	103,831	104	25,951,275	(31,152,800)	219,209	1,448,250	2,000	(3,531,948)

Issued common shares for services			5,857	6	25,716			(10,626)		15,096
Issued common shares for settlement of debt			4,184,205	4,184	2,108,896			4,350		2,117,430
Issued common shares for conversion of debt			813,194	813	146,504			(13,500)		133,817
Common shares issued to shareholders of Terra Telecom,Inc.			2,443	2	23,050			(18,000)		5,052
Acquisition of Arctic Solar Engineering, Inc.			12,000	12	49,788					49,800
Preferred shares issued for services	72,856	73			74,927					75,000
Other comprehensive loss							(101,600)			(101,600)
Net loss for the six months ended June 30,2011						(2,353,616)				(2,353,616)
Balance at June 30, 2011	87,142	87	5,121,530	5,122	28,380,156	(33,506,416)	117,609	1,410,474	2,000	(3,590,968)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND JUNE 30, 2010

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

On July 7, 2011, the Company affected a 1 share for 500 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2011 or December 31, 2010.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $0 at June 30, 2011 and $207,983 at December 31, 2010.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At June 30, 2011 and December 31, 2010, the ARO of $14,398 and $5,368 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2011 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$350,036	$-
Goodwill (non-recurring)	$-	$-	$22,119	$-
Derivatives (recurring)	$-	$-	$318,958	$-

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

As of June 30, 2011 and December 31, 2010, amortizable intangible assets consist of trade names, customer contracts, patents and Non-compete clause. These intangibles are being amortized on a straight-line basis over their estimated useful lives of 3-5 years.  For the six months ending June 30, 2011 the Company recorded amortization of our intangibles of $ 48,878, and amortization of $34,770 for the six months ending June 30, 2010.  For the three months ending June 30, 2011 the Company recorded amortization of our intangibles of $29,249, and amortization of $28,525 for the three months ending June 30, 2010.  Note 15 includes the balances of all intangibles as of June 30, 2011 and December 31, 2010.  The useful lives pertaining to the intangible assets amortized are as follows:

Intangibles acquired in acquisition of Arctic Solar Engineering, Inc.

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

3. Common and Preferred Stock Transactions

During the six months ended June 30, 2011, the Company issued 5,857 shares of common stock for services that were expensed in the current year in the amount of $20,148.  The value of the shares expensed in the prior year reduced the amount of common stock subscribed by $10,626 the current period.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the six months ended June 30, 2011, the Company issued 4,184,205 shares of common stock valued at $2,113,080 and recorded a common stock subscription in the amount of $4,350 to extinguish debt of $1,134,012 resulting in a loss on extinguishment of debt of $983,418 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.

During the six months ended June 30, 2011, the Company issued 813,194 shares of common stock valued at $147,317 and recorded a reduction to common stock  subscribed in the amount of $13,500 to convert debt of $106,026 resulting in a loss on conversion of $27,793.  The stock was valued based upon the conversion terms in the convertible promissory notes.

During the six months ended June 30, 2011, the Company granted 12,000 shares of common stock as payment to acquire Arctic Solar Engineering, LLC.  The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $49,800 and included in common stock subscribed as of March 31, 2011.  During the quarter ended June 30, 2011, these shares have been issued.

During the six months ended June 30, 2011, the Company issued 2,443 shares of common stock valued at $23,052.  A portion of these shares, 6,000,000, was granted in the prior period and recorded in common stock subscribed in the amount of $18,000.  The remaining portion was granted in the six months ended June 31, 2011.  The stock was valued based upon the closing price of the Company’s common stock at the grant date.

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

During the six months ended June 30, 2011, 72,856 shares of Series C preferred stock were issued for services rendered.  The preferred stock was valued at $75,000 based on an estimate of fair market value on the date of grant.  The holders of Series C preferred stock represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  The Company performed the valuation with the assistance of a valuations expert.

Series D preferred stock: Effective March 2, 2011 EGPI Firecreek, Inc. (the “Company”) obtained consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock. The are 2.5 million Series D preferred stock authorized for issuance, par value $.001, and each share of Series D Preferred Stock is convertible into common shares, where such number of shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1,000) by 1) $0.003 per share, or 2) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date.  The 2,500 shares authorized have been issued to purchase an interest in a producing oil and gas property.  The preferred stock was valued at fair value based on the use of a multinomial lattice model with computed the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity.  The total fair value of these preferred shares was computed to be $3,736,387.  The shares were issued in the 2nd quarter of 2011.

5. Fixed Assets

The following is a detailed list of fixed assets:

	30-Jun-11	31-Dec-10
Property and Equipment	715,132	$606,838
Accumulated depreciation	(81, 436)	(38,278)

Fixed assets- net	$633,696	$568,560

6.  Options & Warrants Outstanding

 All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at June 30, 2011 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2010	649,262	$11.197329	1.87

Issued	4,308,856
Exercised
Expired or cancelled	(4,828,118)

Outstanding at June 30, 2011	130,000	1.466282	1.914

The changes in the number of warrants issued above is due to two identical consulting contracts.  Each agreement allows the Holder of the warrant to be able to purchase .5% of the Company’s common stock.  The number of warrants to be issued under this agreement is increased each period and included in the derivative liability due to the fact that the derivative is caused by an indeterminate number of shares issuable upon conversion of certain convertible promissory notes.  There was an increase of 4,308,856 in shares to be issued under this warrant during the six months ended June 30, 2011.  As of December 31, 2010, 519,262 shares were issuable under these warrant contracts.  The warrants expire two and one half (2.5) years from the date of vesting.  The agreements also cap the total of the fair market value of the shares to be given at $150,000 per consulting firm, for a total cap of $300,000.  The value of these warrants are included in the derivative liability at December 31, 2010.  These warrants were cancelled by the warrant holders during the six months ended June 30, 2011.

7. Arctic Solar Engineering LLC (ASE)

2011
i)
On February 4, 2011, the Company entered into a stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”).  The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 12,000 shares of our restricted common stock.  In addition, the Purchase Agreement  contains   an “Earn-out Provision “  which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report.  This stock Earn-out consideration will be valued at 90 % of the last trade price on the filing date for the calendar year of operations.

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

	Historic		Pro Forma
	EGPI Firecreek, Inc. December 31, 2010	Arctic Solar Engineering December 31, 2010	Adjustments		Combined
ASSETS
Current assets
Cash and cash equivalents	$9,272	$988			$10,260
Accounts receivable, net	14,835	131,660			146,495
Prepaid expenses	5,900	-			5,900
Other receivables	-	-			-
Inventory		30,627			30,627
Current assets held for sale
Cash	658	-			658
Accounts receivable	111,568	-			111,568
Inventory	-	-			-
Prepaid expenses	3,165	-			3,165
Total current assets held for sale	115,391	-	-		115,391
Total current assets	145,398	163,275	-		252,868

Other assets:
Investment in Terra Telecom, Inc.	18,000	-			18,000
Fixed assets – net	568,560	337			568,897
Oil and natural gas properties – proved reserves	163,500	-			163,500

Other assets held for sale
Intangible Assets – net of amortization	743,420	-			743,420
Goodwill	2,001,840	-	380,221	A	2,382,061
Fixed assets – net	21,469	-			21,469

Total other assets	3,516,789	337	380,221		3,897,347
TOTAL ASSETS	$3,662,187	$163,612	$380,221		$4,206,020

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$558,489	$269,033			$827,522
Notes payable	3,307,224	-			3,307,224
Line of credit	-	36,000			36,000
Convertible notes, net of discount	44,490	-			44,490
Capital lease obligation	56,872	-			56,872
Advances & notes payable - related parties	188,718	-			188,718
Derivative Liabilities	823,846	-			823,846
Asset retirement obligation	5,368	-			5,368
Current liabilities associated with assets held for sale					-
Accounts payable & accrued expenses	2,209,128	-			2,209,128
Advances & notes payable - related parties	-	-			-
Total current liabilities	7,194,135	305,033	-		7,499,168

Long-term liabilities:
Notes payable	-	189,000			189,000
Total long-term liabilities	-	189,000	-		189,000

Shareholders equity
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 14,286 shares outstanding at December 31, 2010	14				14
Common stock - $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 51,915,345 at December 31, 2010	51,915	1,000	5,300	A,B,C	58,215
Additional paid in capital	25,899,464	105,003	(59,013)	A,B,C	25,945,454
Other comprehensive income	219,209				219,209
Common stock subscribed	1,448,250				1,448,250
Contingent holdback	2,000				2,000
Accumulated deficit	(31,152,800)	(436,424)	433,934	B,C	(31,155,290)
Total shareholders' deficit	(3,531,948)	(330,421)	380,221		(3,482,148)

Total Liabilities & Shareholders' Deficit	$3,662,187	$163,612	$380,221		$4,206,020

Pro Forma Adjustments:

A:  Represents the 12,000 shares of restricted common stock (par value $0.001; market value at acquisition date of $0.0083) issued for the acquisition of Arctic Solar Engineering, LLC pursuant to security exchange and purchase agreement.

B:  Represents elimination entry of acquired subsidiary's equity accounts during consolidation

C:  Represents 5% fee of the 12,000 shares of restricted common stock issued pursuant to security exchange and purchase agreement owed to Source Capital Group, Inc. (600 shares with par value of $0.001 and market value at acquisition date of $0.0083)

	Historic		Pro Forma
	EGPI Firecreek, Inc. Six Months Ending June 30, 2011	Arctic Solar Engineering Six Months Ending June 30, 2011	Adjustments	Combined
Revenues
Gross revenues from sales	107,649	47,362		155,011
Costs of goods sold	86,971	81,656		168,627
Total revenue from services rendered	20,678	(34,294)		(13,616)

General and administrative expenses:
General administration	729,608	112,382		841,990
Total general & administrative expenses	729,608	112,382		841,990

Net loss from operations	(708,930)	(146,676)		(855,606)

Other revenues and expenses:
Gain (loss) on asset disposal	31,970	0		31,970
Interest expense	(297,472)	(3,245)		(300,717)
Gain (Loss) on settlement of debt	(1,011,209)	0		(1,011,209)
Gain (loss) on derivatives	321,659	0		321,659

Net income (loss) before provision for income taxes	(1,663,982)	(149,921)		(1,813,903)

Provision for income taxes	0	0		0

Loss from continuing operations	(1,663982)	(149,921)		(1,813,903)

Loss from discontinued operations net of tax	(602,885)	0		(602,885)

Net Loss	(2,266,867)	(149,921)		(2416,788)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	117,609	0		117,609
Total comprehensive income (loss)	(2,095,438)	(149,921)		(2,245,359)

Basic income (loss) per share- continuing operations	$(1.40)			$(1.40)
Basic income (loss) per share- discontinued operations	$(0.00)			$(0.00)
Basic income (loss) per share	$(1.40)			$(1.40)

Weighted average of common shares outstanding:
Basic and diluted	1,581,675			1,581,675

Per Share Information:
Basic and diluted net loss per share for the three months ended June 30, 2011 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 12,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

	Historic		Pro Forma
	EGPI Firecreek, Inc. Six Months Ending June 30, 2010	Arctic Solar Engineering Six Months Ending June 30, 2010	Adjustments	Combined
Revenues
Gross revenues from sales		242,001		242,001
Costs of goods sold		267,571		267,571
Total revenue from services rendered		(25,570)		(25,570)

General and administrative expenses:
General administration	1,081,071	91,460		1,172,531
Total general & administrative expenses	1,081,071	91,460		1,172,531

Net loss from operations	(1,081,071)	(117,030)		(1,198,101)

Other revenues and expenses:
Gain (loss) on asset disposal	0	0
Interest expense	(85,668)	(31,652)		(117,320)
Impairment of assets
Gain (loss) on settlement of debt	(335,996)	0		(335,996)
Gain (loss) on derivatives	(40,716)	0		0

Net income (loss) before provision for income taxes	(1,543,451)	(148,682)		(1,692,133)

Provision for income taxes	0	0		0

Loss from continuing operations	(1,543,451)	(148,682)		(1,692,133)

Loss from discontinued operations net of tax	(357,492)			(357,492)

Net Loss	(1,900,943)	(148,682)		(2,049,625)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	(354,197)	0		(354,197)
Total comprehensive income (loss)	(2,255,140)	(148,689)		(2,403,829)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(4.60)			$(5.04)
Basic income (loss) per share- discontinued operations	$(1.06)			$(1.06)
Basic income (loss) per share	$(5.66)			$(6.11)

Weighted average of common shares outstanding:
Basic and diluted	335,709			335,709

Per Share Information:
Basic and diluted net loss per share for the three months ended June 30, 2010 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 6,000,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

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

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.	30-Jun-11

Well leases	$3,623,062
Well property and equipment	113,325
$3,736,387

Oil and Gas Properties:	30-Jun-11	31-Dec-10
Oil and gas properties – proved reserves	3,964,283	163,500
Accumulated depletion	(72,808)	-

Oil and gas properties - net	$3,891,475	$163,500

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

10. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at June 30, 2011:

Deferred Tax asset	$391,254
Valuation allowance	(391,254)
Net deferred tax assets	0

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

11.  Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge.  June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month.  There remains an unpaid balance of $ 2,800 at June 30, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company.  The agreement is an open-ended, annually renewable contract for payments of $4,600 per month.  The contract is currently in force with a balance due of $ 30,270 at June 30, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company.  The contract terminated May 31, 2009 and there is an outstanding balance of $0 at June 30, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000.  There was a balance due on this contract of $239,700 at June 30, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company.  The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008.  However, there is unpaid balance of $43,000 remaining at June 30, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at June 30, 2011.

During 2010, unsecured, non-interest bearing advances for working capital were made to South Atlantic Traffic Corporation, a 100% owned subsidiary of the Company, by some of its officers and directors. These advances have not yet been repaid and at June 30, 2011 the following were owed:  Michael Kocan - $150,685;   Robert Miller - $10,000.

South Atlantic Traffic Corporation also paid monthly car allowances of $1,200 to its officers in 2010. Balances still owing at June 30, 2011 are $21,752 to Stewart Hall, Vice President and $31,123 to Bob Joyner, Chairman.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner an officer and shareholder, for $27,000.  The note matures June 30, 2011, and the unpaid balance at June 30, 2011 was $21,700.

Chanwest Resourses, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest.  The invoice of $12,635 was outstanding at June 30, 2011. Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resourses, Inc. of $15,092.  Willoil Consulting, LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of June 30, 2011.  The Company has accrued $8,680 due to Willoil Consulting, LLC as of June 30, 2011.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the three months ending June 30, 2011, no payments were made to SPC, with a balance payable due in the amount of approximately $ 73,458.

During the three months ended March 31, 2011, the Company acquired Arctic Solar Engineering, Inc. and a $5,000 promissory note due to Fred Sussman, who remains an officer of Arctic Solar Engineering, Inc. after the acquisition.  The balance owing remains $5,000 at June 30, 2011.

During the three months ended March 31, 2011, the Company acquired Arctic Solar Engineering, Inc. and a $22,409 accounts payable due to Makaritos that is still outstanding at June 30, 2011.

During the three months ended June 30, 2011, the Company entered into a Promissory Note in the amount of $210,000 with TWL Investments, a LLC (“TWL”) of which Larry W. Trapp, a director of the Company, is a principal owner of TWL.  The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. During the 2nd quarter of 2011, principal payments of $4,375 were made, leaving a balance of $205,625.

12. Notes Payable

At June 30, 2011, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		6/30/11 ($)
9/17/2009	4	9/17/2010	12		11,350
5/29/2009	4	9/17/2010	12	*	29,324
9/17/2009	4	9/17/2010	18	*	3,505
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		627,299
3/1/2010	9	See footnote 10	0		237,333
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		35,000
1/20/2011	7	10/24/2011	8		32,500
12/1/2010	8	9/3/2011	8		32,000
7/1/2011	1	71/2013	18		202,000
2/18/2010	3	12/1/2010	4		132,536
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		1,000,821
3/4/2011	12	9/8/2011	14		141,581
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		104,000
6/9/2011	15	5/9/2011	14		205,625
6/1/2011	16	12/1/2011	8		39,000
Unamortized Discount					(189,492)
Total					3,570,729

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

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012.  In July 2011 a judgment  was issued  for $202,000 to be paid over two years with no interest, except  if there is a default, then interest of 18% will  accrue.

Note 2: For the six months ended June 30, 2011, we have received cash proceeds for these debt obligations of $75,792, settled $283,292 in debt for common stock, yielding a balance of $627,299 at the period end.

Note 3: For the six months ended June 30, 2011 the Company has an additional debt obligation of $21,700 for which no payments were made during the period.   The company also had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $131,256 for which no payments were made during the period and included $2,928 in accrued interest added to the principal value of the note.

Note 4:  During 2009 we received cash proceeds for the aggregate amount of $44,179, which is payable in principal and interest with rates ranging from 12-18%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of June 30, 2011, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option (expected term of 2.0 years; risk-free rate of 0.62%; and volatility of 95%) of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2011, the Company recognized note discount amortization of $7,245.  The discount is amortized using the effective interest method. During the 2nd quarter, the Company  made payments of $12,100 on the principal.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 (expected term of 2.0 years; risk-free rate of 0.52%; and volatility of 95%) was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2011, the Company recognized note discount amortization of $1,271.  The discount is amortized using the effective interest method.

Note 7: On January 20, 2011, we issued a $32,500 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on October 24, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The January 20, 2011 value of the note of $32,500 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the six months ended June 30, 2011, the Company recognized note discount amortization of $6,295.  The discount is amortized using the effective interest method.

Note 8: On December 1, 2010, we issued a $40,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on September 3, 2011. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The December 1, 2010 value of the note of $40,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended  June 30, 2011, the Company recognized note discount amortization of $11,737.  The discount is amortized using the effective interest method. During the 2nd quarter the Company converted $8,000 of the principal into common stock within the terms of the promissory note.  No gain or loss resulted upon conversion.

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  During the six months ended June 30, 2011, an additional $150,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  During the six months ended June 30, 2011, $92,667 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended March 31, 2011 we have additional balance on debt obligations owed totaling $1,000,821, related to the acquisition of a subsidiary in March 2010.  A total of $733,053 of this debt was settled by the issuance of stock during the six months ended June 30, 2011.

Note 11:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at June 30, 2011.

Note 13:  The Company’s subsidiary Arctic Solar Engineers issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was not imputed on these balances due to materiality.

Note 14:  For the six months ended June 30, 2011, we have received cash proceeds for these debt obligations of $104,000 and that is the balance owing at June 30, 2011.

Note 15:  Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000.  The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. During the 2nd quarter of 2011, principal payments of $4,375 were made, leaving a balance of $205,625.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

13.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of June 30, 2011, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of June 30, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $318,958.  During the three and six months ended June 30, 2011, the Company recognized a gain on change in fair value of derivative liability totaling $533,331 and $321,659, respectively.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2011 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 233% to 534% based on the historical volatility for the company.
•	An event of default would occur 5% of the time, increasing 0.10% per quarter.
•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.
•	The trading volume would average $291,990 to $383,762 and would increase at 1% per quarter.
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

The components of the derivative liability on the Company’s balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	6/302011	12/31/2010
Embedded conversion features - convertible promissory notes	318,957	820,400
Common stock warrants	1	3,426
	318,958	823,846

15.  Intangible Assets

The company had the following intangible assets recorded as of June 30, 2011 and December 31, 2010.  The useful lives for these assets are contained within the accounting policies in Note 1.

	Balance				Balance
	12/31/2010	Additions	Deletions	Impairment	6/30/2011
SATCO
Trade name	661,000		(661,000)		0
Customer Relationships	163,000		(163,000)		0
Accum. Amort. - Intangibles	(80,580)		80,580		0
Arctic Solar Engineering
Patents		135,000			135,000
Customer Base		76,000			76,000
Trademark		151,000			151,000
Non-Compete		19,000			19,000
Accum. Amort. – Intangibles		(30,964)			(30,964)
	743,420	350,036	(743,420)		350,036

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

The following table is a reconciliation of the ARO liability for continuing operations for the three and six months ended June 30, 2011 and 2010:

	6/30/2011	12/31/2010
Asset retirement obligation at the beginning of period	5,368	4,337
Liabilities incurred	8,051
Revisions to previous estimates		1,031
Dispositions
Accretion expense	979
Asset retirement obligation at the end of period	14,398	5,368

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

The results of discontinued operations is a net loss of $602,885 for the six months ended June 30, 2011 and $357,492 for 2010.

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale in 2010.

18.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended March 31, 2011; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.  On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended June 30, 2011.  In this renewal, the conversion provision was eliminated and the amounts owed are no longer convertible.

19. Concentrations and Risk

Customers

During the three and six months ended June 30, 2011, revenue generated under the top five customers accounted for 87% and 100%, respectively, of the Company’s total revenue. For the year ended December 31, 2010, three customers accounted for 72% of the total outstanding accounts receivable. Regarding oil and gas sales at this time, there is only one field supplying revenues. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

20. Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement whereas the Company agreed to pay $202,000 the final settlement with various payment terms beginning with $10,000 on signing of settlement followed byfive payments beginning August through December 2011. Thereafter payments for 18 months in the amount of $6,158 are scheduled per the settlement. As of August 2011, the Company has not initiated payment toward the settlement but is negotiating potential for new scheduling.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit notice from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011, the Company is in settlement negotiations now post mediation hearings, and continuing final discussions.

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

In May 2011 the Company received a lawsuit notice Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) is seeking a judgment to collect amounts owed it relating to the account receivable factoring agreement, initiated by the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment, and the Company will vigorously defend its position.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

In July 2010 our Chanwest Resources, Inc. subsidiary operation (“CWR”) entered into a purchase lease agreement with Circle D Trucking of Texas which includes a right to purchase the leased equipment valued at $164,500.

21. Subsequent Events

In July 2011, the Company issued 277,143 shares of common stock to reduce debt owed to a debt holder.

In July 2011, the Company issued 348,063 shares to reduce debt on convertible promissory notes.

In August 2011, the Company issued 166,667 shares to various consultants for services rendered.

In August 2011, the Company issued 250,000 shares of common stock to reduce debt owed to a debt holder.

In August 2011, the Company issued 443,942 shares to reduce debt on convertible promissory notes.

In July, 2011, the Company affected a 1 share for 500 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

In July, the Company entered into a linear short form of Securities Exchange Agreement with the principal shareholders owning 67% of Caddo International, Inc., (“CADDO”) a corporation organized under the laws of the state of Nevada with its principal place of business located at PO Box 608, Oil City, Louisiana 70161. The Caddo acquisition is subject to completion of all required SEC filings and shall be structured as a share exchange based on independent third party valuations of the two entities and will include the requirement for audited financials of Caddo to be completed prior to the formal closing announcement.  The expected time for these processes is 90 days. Currently, the acquisition has 67% support of the existing shareholders of Caddo. The Company and Caddo principal shareholders are presently working on the conditions for the expanded final long form Agreement which is expected and agreed to be fully completed by approximately August 22, 2011, with information to be subsequently furnished in a Current Report on Form 8-K.

In August, the Company issued convertible promissory notes to certain institutional or accredited investors in the amount of $50,000 and $15,000 all due nine (6) months and six (9) months from the date of issuance, respectively, unless otherwise mutually agreed for extension. The proceeds are to be used in behalf of accounting fees and general working capital in the normal course of business.

22.  Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three and six months ending June 30, 2011 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

For the six months ending June 30, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Net revenues	(33,599)	20,678	0	(12,921)
Depreciation & amortization	0	43,157	48,349	91,506
Income (loss) from operations	(140,622)	(148,347)	(506,710)	(795,679)
Interest expense	3,245	0	294,227	297,472
Segment assets	240,225	3,901,684	1,002,772	5,144,681

For the three months ending June 30, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Net revenues	(19,839)	28,670	0	8,831
Depreciation & amortization	0	41,268	30,555	71,823
Income (loss) from operations	(20,622)	(58,025)	(997,480)	(1,076,127)
Interest expense	511	0	177,800	178,311
Segment assets	240,225	3,901,684	1,002,272	5,144,681

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net revenues:
Total for reportable segments	8,831	(12,921)
Corporate	-	-
	8,831	(12,921)
Depreciation and amortization:
Total for reportable segments	41,268	43,157
Corporate	30,555	48,349
	71,823	91,506
Income (loss) from operations:
Total for reportable segments	(78,647)	(288,969)
Corporate	(997,480)	(506,710)
	(1,076,127)	(795,679)
Interest expense:
Total for reportable segments	511	3,245
Corporate	177,800	296,961
	178,311	297,472
Segment assets:
Total for reportable segments	4,141,909	4,141,909
Corporate	1,002,772	1,002,772
	5,144,681	5,144,681

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended June 30, 2011 and June 30, 2010.

Results of Operations

Six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Total revenue for the sales attributable to lighting and signalization business for the six months ending June, 2011 was $0 compared to $ 916,298 of revenue for the six months ending June 30, 2010.  The SATCO subsidiary was disposed of in the first quarter of 2011.

Total revenues from oil and gas sales were $107,649 for the six months ended June 30, 2011, compared to no revenue from oil and gas sales for the six months ended June 30, 2010.

Total revenues from other business activities were $47,362 for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010.

General administrative expenses were $782,758 for the six months ended June 30, 2011 compared to $1,477,977 for the six months ended June 30, 2010.  The decrease in these expenses is due to the disposition of subsidiaries and the overall decrease in those businesses disposed.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Jun-11	30-Jun-10

Advertising & promotion	$12,723	$9,019
Administration	139,780	41,142
Consulting	122,797	592,679
Depreciation/Amortization	83,951	0
Investor Incentives		201,212
Professional fees	414,817	633,925
Rent/Utilities	8,690
Salaries
Miscellaneous
Total	$782,758	$1,477,977

For the six months ended June 30, 2011, promotional fees of $12,723 were incurred in stock promotional activities as compared to $9,019 six months ended June 30, 2010.

For the six months ended June 30, 2011, consulting fees of $122,797 incurred for business advisory services as compared to $592,679 six months ended June 30, 2010.

For the six months ended June 30, 2011, professional fees of $414,817 incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $633,925 six months ended June 30, 2010.

 No investor incentive fees were incurred for the six months ended June 30, 2011 in regards to funding activities as compared to $201,212 six months ended June 30, 2010.

After deducting general and administrative expenses, the Company experienced a loss from operations of $795,679 for the six months ended June 30, 2011 compared to a loss of $1,477,977 same period last year.

Interest expense for the six months ended June 30, 2011 was $297,472 as compared with $198,219 same period last year.

The Company incurred a net loss of $2,353,616 first six months ended June 30, 2011, as compared to a loss of $3,030,454 for the six months ended June 30, 2010.

Fully diluted income (loss) per share was $1.49 for the six months ended June 30, 2011, for continuing operations, compared to a loss of $13.08 for the six months ended June 30, 2010.

Professional fees decreased approximately $219,108 to $414,817 for the six months ended June 30, 2011 from $633,925 for the six months ended June 30, 2010.

Net loss for the six months ended June 30, 2011, on continuing operations was $ (1.11) per share compared to a loss of $(9.74).

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Total revenue for the sales attributable to lighting and signalization business for the three months ending June 30, 2011 was $0 compared to $407,638 of revenue for the three months ending June 30, 2010.   The SATCO subsidiary was disposed of in the first quarter of 2011 and all revenues are included in discontinued operations.

Total revenues from oil and gas sales for the three months ended June 30, 2011 was $72, 532 as compared to no revenue from oil and gas sales in the three months ended June 30, 2010.

Total revenues from other business activities were $22,220 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010.

General administrative expenses were $92,230 for the three months ended June 30, 2011 compared to $40,594 for the three months ended June 30, 2010. The decrease in these expenses is due to the disposal of subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	30-Jun-11	30-Jun -10

Advertising & promotion	$1,396	$8,153
Administration	167,735	121,373
Consulting	60,875	436,832
Depreciation/Amortization	36,901
Investor incentives/commissions		1,126
Professional fees	341,303	513,587
Rent/Utilities	40,827
Salaries	434,155
Travel	1,466
Total	$1,084,958	$1,081,071

For the three months ended June 30, 2011, promotional fees of $1,696 were incurred in stock promotional activities as compared to $8,153 three months ended June 30, 2010.

For the three months ended June 30, 2011, consulting fees of $60,875 incurred for business advisory services as compared to $436,832 three months ended June 30, 2010.

For the three months ended June 30, 2011, professional fees of $341,303 incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $513,587 three months ended June 30, 2010.

 No investor incentive fees were incurred for the three months ended June 30, 2011 in regards to funding activities as compared to $1,126 in the three months ended June 30, 2010.

After deducting general and administrative expenses, the Company experienced a loss from operations of $1,084,958 in the three months ended June 30, 2011 compared to a loss of $ 1,081,071 in the same period last year.

Interest expense for the three months ended June 30, 2011 was $178,311 as compared with $85,668 same period last year.

The Company incurred a net loss of $ 1,065,679 three months ended June 30, 2011, as compared to a loss of $1,900,923 for the three months ended June 30, 2010.

Fully diluted income (loss) per share was  $ (0.38)  for the three months ended June 30, 2011, for continuing operations, compared to a loss of  $ (4.60)  for the three months ended June 30, 2010.

Professional fees decreased approximately $341,303 for the three months ended June 30, 2011 from $513,587 for the three months ended June 30, 2010.

Net loss for the three months ended June 30, 2011, on continuing operations was $1,065,679 or  $ (0.38) per share compared to a loss of $1,546,726 or  $ (4.60) per share for the three months ended June 30, 2010.

 Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at June 30, 2011 was $58,323 compared to $9,272 at December 31, 2010. The Company had working capital deficit of $4,714,448 at June 30, 2011 compared to a working capital deficit of $7,048,737 at December 31, 2010.
.
The Company received new loans in the first half of fiscal year 2011 of $461,292 compared to $2,417,562 in the same period of fiscal year 2010 by issuing promissory notes.

Total assets increased to $5,144,681 at June 30, 2011 compared to $3,662,187 at December 31, 2010 mainly as a result of the disposal of the SATCO subsidiary and the acquisition of Arctic Solar Engineering, Inc. and the Tubb oil and gas leases.

Shareholders’ deficit increased to $3,590,968 at June 30, 2011 from a deficit of $3,531,948 at December 31, 2010.

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

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, and its acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the next six to twelve months.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In August 2010 the Company received a lawsuit notice on behalf of our former SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710. On November 29, 2010 EGPI Firecreek, Inc., along with its former wholly-owned subsidiary South Atlantic Traffic Corp., engaged legal counsel located in Texas to begin negotiations for a settlement in this matter. In January 2011, a settlement was reached between the parties whereas monthly payments of $3,333 are to be made to BPI to payoff the remaining balance owed. The remaining balance of $10,000 is due in full on August 17, 2011, unless otherwise agreed by the parties.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and is seeking damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement whereas the Company agreed to pay $202,000 the final settlement with various payment terms beginning with $10,000 on signing of settlement followed byfive payments beginning August through December 2011. Thereafter payments for 18 months in the amount of $6,158 are scheduled per the settlement. As of August 2011, the Company has not initiated payment toward the settlement but is negotiating potential for new scheduling.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit notice from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011, the Company is in settlement negotiations now post mediation hearings, and continuing final discussions.

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary whereas Source Capital Group Inc (“Source”) is seeking a judgment to collect amounts owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest as provided by law. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dropped its assumption argument in the case. Therefore there is now no pending motion for judgment which went away when early on the Company obtained a set aside for Default. The Company is now awaiting rulings on our two pending motions to dismiss.

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

In March 2011 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary whereas Thermo Credit LLC (“Thermo”) is seeking a judgment to collect amounts owed it from Terra in the total aggregate amount of $2,915,404. During March 2011 Thermo initiated litigation to effectively put a freeze on all assets of Terra including accounting and financial records which they claimed were also assets, and further blocked all entrance to any material records and data files upon the appointment of a receiver over the process. In July 2011, the Company filed a Motion for Summary Judgment and on August 3, 2011 Thermo dismissed the lawsuit against the Company.

In May 2011 the Company received a lawsuit notice Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) is seeking a judgment to collect amounts owed it relating to the account receivable factoring agreement, initiated by the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and intends to file for an appeal to remove it from the motion for judgment, and the Company will vigorously defend its position.

In late July 2011, the Company received a Default Notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is threatening litigation if the amounts owed it, in the amount of $157,767, are not received. The Company is prepared to vigorously defend its position against any potential lawsuit relating to this matter.

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

On July 19, 2011, the Company entered into a linear short form of Securities Exchange Agreement with the principal shareholders owning 67% of Caddo International, Inc., (“CADDO”) a corporation organized under the laws of the state of Nevada with its principal place of business located at PO Box 608, Oil City, Louisiana 70161. The Caddo acquisition is subject to completion of all required SEC filings and shall be structured as a share exchange based on independent third party valuations of the two entities and will include the requirement for audited financials of Caddo to be completed prior to the formal closing announcement.  The expected time for these processes is 90 days. Currently, the acquisition has 67% support of the existing shareholders of Caddo. The Company and Caddo principal shareholders are presently working on the conditions for the expanded final long form Agreement which is expected and agreed to be fully completed by approximately August 22, 2011, with information to be subsequently furnished in a Current Report on Form 8-K.

Caddo International has been in business for over 40 years as an oil production and service company, utilizing their own equipment and pulling units, in order to provide oilfield services. Caddo is expected to be able to produce initially revenues of approximately $1,400,000 to $2,400,000 per year on its unaudited and estimated $6,000,000 in assets. Caddo also provides oil field services to several oil and gas company operators including several hundred wells in the Caddo Pine Island field, the Haynesville field and the Desoto Parish known as the Spyder field.

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

Date:  August 17, 2011

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO