Form 10-Q
period 2011-09-30
EGPI FIRECREEK, INC.
filed 2011-11-15
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4th, 2011 the registrant had 51,733,196 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 87,143 shares of Series C, and 2,500 share of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding..

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
September 30, 2011

PART I FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	9/30/2011	12/31/2010
ASSETS
Current assets:
Cash	$63,496	$9,272
Accounts receivable	46,588	14,835
Inventory	19,534	-
Prepaid expenses	5,500	5,900
Notes receivables	100,000	-
Current assets related to discontinued operations
Cash	-	658
Accounts receivable	-	111,568
Prepaid expenses	-	3,165
Total current assets related to discontinued operations	-	115,391
Total current assets	235,118	145,398

Other assets:
Investment in Terra Telecom, Inc.	-	18,000
Goodwill	22,119	-
Intangible assets – net	330,936	-
Fixed assets – net	611,850	568,560
Oil and natural gas properties – proved reserves - net	3,832,336	163,500
Other assets related to discontinued operations
Intangible assets – net	-	743,420
Goodwill	-	2,001,840
Fixed assets – net	-	21,469
Total other assets related to discontinued operations	-	2,766,729
Total other assets	4,797,241	3,516,789

Total assets	$5,032,359	$3,662,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$842,109	$558,489
Notes payable	2,883,930	3,307,224
Convertible notes, net of discount	328,828	44,490
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	502,561	188,718
Derivative liabilities	671,824	823,846
Asset retirement obligation	15,392	5,368
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	-	2,209,128
Total current liabilities	5,301,516	7,194,135

Commitments and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares. 2,500 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,736,387	-

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 87,142 and 14,286 shares outstanding at September 30, 2011 and December 31, 2010, respectively	87	14
Common stock- $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding 23,646,473 at September 30, 2011 and 103,831 at December 31, 2010.	23,646	104
Additional paid in capital	28,918,095	25,951,275
Other comprehensive income	189,614	219,209
Common stock subscribed	1,535,029	1,448,250
Contingent holdback	2,000	2,000
Accumulated deficit	(34,674,015)	(31,152,800)
Total shareholders' deficit	(4,005,544)	(3,531,948)
Total liabilities & shareholders' deficit	$5,032,359	$3,662,187

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ending September 30,		For the three months ending September 30,
	2011	2010	2011	2010
Revenues
Gross revenue from sales	$47,362	$42,548	$-	$42,548
Gross revenues from oil and gas sales	185,727	-	78,078	-
Cost of sales	(81,656)	(38,835)	(695)	(38,835)
Well operation costs	(156,337)	-	(69,366)	-
Gross margin	(4,904)	3,713	8,017	3,713

General and administrative expenses:
General administration
Total general & administrative expenses	(1,211,412)	(1,552,102)	(428,654)	(74,125)
Net loss from operations	(1,216,316)	(1,548,389)	(420,637)	(70,412)
Other revenues and expenses:
Interest expense	(611,906)	(242,312)	(314,454)	(44,095)
Gain (loss) on settlement or conversion of debt	(1,235,706)	(448,295)	(224,497)	162,506
Gain (loss) on asset disposal	31,970	-	-	(1,673)
Gain (loss) on derivatives	113,628	(847,391)	208,031	(875,476)
Net loss before provision for income taxes	(2,918,330)	(3,086,387)	(751,557)	(829,150)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(2,918,330)	(3,086,387)	(751,557)	(829,150)
Loss from discontinued operations net of tax	(602,885)	(986,139)	-	(211,928)

Net loss	$(3,521,215)	$(4,072,526)	$(751,557)	$(1,041,078)

Foreign currency translation	184,186	190,963	66,577	(230,513)
Net comprehensive loss	(3,337,029)	(3,881,563)	(684,980)	(1,271,591)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.67)	$(2.86)	$(0.08)	$(0.37)
Basic and diluted loss per common share from discontinued operations	$(0.14)	$(0.92)	$-	$(0.09)
Basic and diluted net loss per common share	$(0.81)	$(3.78)	$(0.08)	$(0.46)
Weighted average of common shares outstanding:
Basic and fully diluted	4,333,778	1,077,852	9,799,085	2,251,215

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ending September 30,
	2011	2010
Operating Activities:
Net income (loss)	$(3,521,215)	$(4,072,531)
Adjustments to reconcile net loss items not requiring the use of cash:
Gain on disposal of fixed assets	-	(2,927)
Accretion of asset retirement obligation	1,973	-
Preferred shares issued for services	75,000	-
Common shares issued for services	30,807	726,734
Promissory notes issued for services	240,000	-
Loss on disposition of SATCO	586,924	-
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	(31,970)	-
Bad debt expense	100,000	-
(Gain) loss on change in derivative	(113,628)	847,391
Loss on settlement of debt	1,110,134	696,694
Loss on conversion of debt	125,145	-
Depletion	132,807	-
Depreciation	64,984	22,019
Amortization of intangibles	67,449	52,155
Amortization of debt discount	582,645	(250,000)
Changes in other operating assets and liabilities:
Accounts receivable	111,133	369,788
Inventory	11,093	62,441
Accounts payable and accrued expenses	(95,569)	429,235
Accounts payable and accrued expenses - related party	155,182	-
Prepaid expenses	336	(3,775)
Net cash used by operations	(366,770)	(1,122,776)
Investing Activities:
Acquisition of fixed assets	-	(50,000)
Cash paid for development costs of oil and gas properties	(165,162)	-
Cash acquired in purchase of Arctic Solar Engineering	538	-
Net cash used by investing activities	(164,624)	(50,000)
Financing Activities:
Proceeds from the sale of stock	-	61,004
Principal payments on debt – related parties	(13,669)	-
Principal payments on debt	(31,500)	(311,295)
Borrowings on debt – related parties	210,000	1,251,056
Borrowings on debt	450,382	-
Net cash provided by financing activities	615,213	1,000,766

Foreign currency translation	(29,595)	190,963
Net increase (decrease) in cash during the period	$54,224	$18,952
Cash balance at beginning of period	9,272	17,625
Cash balance at end of period	$63,496	$36,577

Supplemental disclosures of cash flow information:
Interest paid during the year	$33,308	$-
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for:
Debt conversion	314,843	2,884,900
Redquartz acquisition	-	4,464,400
Chanwest acquisition	-	268,276
Debt settlement	1,199,878	200,000
Assets acquired in capital lease	-	56,872
Preferred shares subscribed to acquire oil and gas lease	3,736,387	-
Accounts payable converted to promissory notes	385,581	-
Adjustment to asset retirement obligation	8,051	-
Adjustment due to derivative liability	537,489	-
Common shares issued to shareholder of Terra	18,000	-
Discount on notes payable	597,364	-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2010	14,286	14	103,831	104	25,951,275	(31,152,800)	219,209	1,448,250	2,000	(3,531,948)

Issued common shares for services			5,857	6	25,716			33		25,755
Issued common shares for settlement of debt			12,200,131	12,200	2,356,997			112,422		2,481,619
Issued common shares for conversion of debt			11,322,211	11,322	436,342			(7,676)		439,988
Acquisition of Arctic Solar Engineering, Inc.			12,000	12	49,788					49,800
Common shares issued to shareholders of Terra Telecom, Inc.			2,443	2	23,050			(18,000)		5,052
Other comprehensive loss							(29,595)			(29,595)
Preferred shares issued for services	72,856	73			74,927					75,000
Net loss for the nine months ended						(3,521,215)				(3,521,215)
Balance at September 30, 2011	87,142	87	23,646,473	23,646	28,918,095	(34,674,015)	189,614	1,535,029	2,000	(4,005,544)

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE QUARTERS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2011 or December 31, 2010.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $0 at September 30, 2011 and $207,983 at December 31, 2010.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At September 30, 2011 and December 31, 2010, the ARO of  $ 15,392 and $5,368 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$381,000	$-
Goodwill (non-recurring)	$-	$-	$22,119	$-
Derivatives (recurring)	$-	$-	$671,824	$-

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

As of September 30, 2011 and December 31, 2010, amortizable intangible assets consist of trade names, customer contracts, patents and Non-compete clause. These intangibles are being amortized on a straight-line basis over their estimated useful lives of 3-5 years.  For the nine months ending September 30, 2011 the Company recorded amortization of our intangibles of  $67,449 and amortization of  $ 52,155 for the nine months ending September 30, 2010.  For the three months ending September 30, 2011 the Company recorded amortization of our intangibles of $ 19,100, and amortization of $ 17,385 for the three months ending September 30, 2010.  Note 15 includes the balances of all intangibles as of September 30, 2011 and December 31, 2010.  The useful lives pertaining to the intangible assets amortized are as follows:

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

3. Common and Preferred Stock Transactions

During the nine months ended September 30, 2011, the Company issued 5,857 shares of common stock for services that were expensed in the current year in the amount of $20,148.  The value of the shares expensed in the prior year reduced the amount of common stock subscribed by $10,626 in the current period.  There was an additional subscription that increased common stock subscribed during the period by $10,689.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the nine months ended September 30, 2011, the Company issued 12,200,131 shares of common stock valued at $2,369,198 and recorded a common stock subscription in the amount of $112,422 to extinguish debt of $1,194,878 resulting in a loss on extinguishment of debt of $1,110,134 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.

During the nine months ended September 30, 2011, the Company issued 11,322,211 shares of common stock valued at $447,664 and recorded a reduction to common stock subscribed in the amount of $7,676 to convert debt of $314,843 resulting in a loss on conversion of $125,145.  The stock was valued based upon the conversion terms in the convertible promissory notes.

During the nine months ended September 30, 2011, the Company granted 12,000 shares of common stock as payment to acquire Arctic Solar Engineering, LLC.  The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $49,800 and included in common stock subscribed as of March 31, 2011.  During the nine months ended September 30, 2011, these shares were issued.

During the nine months ended September 30, 2011, the Company issued 2,443 shares of common stock valued at $23,052.  A portion of these shares, 6,000,000, was granted in the prior period and recorded in common stock subscribed in the amount of $18,000.  The remaining portion was granted in the nine months ended September 30, 2011.  The stock was valued based upon the closing price of the Company’s common stock at the grant date.

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

During the nine months ended September 30, 2011, 72,856 shares of Series C preferred stock were issued for services rendered.  The preferred stock was valued at $75,000 based on an estimate of fair market value on the date of grant.  The holders of Series C preferred stock represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  The Company performed the valuation with the assistance of a valuations expert.

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

5. Fixed Assets and Oil and Gas Properties

The following is a detailed list of fixed assets:

	September 30, 2011	December 31, 2010
Property and Equipment	$715,133	$606,838
Accumulated depreciation	(103,283)	(38,278)

Fixed assets- net	$611,850	$568,560

6.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.  There is no formal stock option plan for employees.

A listing of options and warrants outstanding at September 30, 2010 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 50 reverse split and the 1 for 500 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2010	649,262	$11.197329	1.87

Issued	4,308,856
Exercised
Expired or cancelled	(4,957,858)

Outstanding at September 30, 2011	260	$27,884.615385	1.162

The changes in the number of warrants issued above is due to two identical consulting contracts.  Each agreement allows the Holder of the warrant to be able to purchase .5% of the Company’s common stock.  The number of warrants to be issued under this agreement is increased each period and included in the derivative liability due to the fact that the derivative is caused by an indeterminate number of shares issuable upon conversion of certain convertible promissory notes.  There was an increase of 4,308,856 in shares to be issued under this warrant during the nine months ended September 30, 2011.  As of December 31, 2010, 649,262 shares were issuable under these warrant contracts.  The warrants expire two and one half (2.5) years from the date of vesting.  The agreements also cap the total of the fair market value of the shares to be given at $150,000 per consulting firm, for a total cap of $300,000.  The value of these warrants are included in the derivative liability at December 31, 2010.  These warrants were cancelled by the warrant holders during the nine months ended September 30, 2011.

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

	Historic		Pro Forma
	EGPI Firecreek, Inc. Twelve Months Ending December 31, 2010	Arctic Solar Engineering Twelve Months Ending December 31, 2010	Adjustments		Combined
Revenues
Gross revenues from sales/services	$15,705	$549,811	$-		$565,516
Costs of goods sold	-	534,572	-		534,572
Total revenue from services rendered	15,705	15,239	-		30,944

General and administrative expenses:
General administration	2,146,189	291,316	2,490	A	2,439,995
Total general & administrative expenses	2,146,189	291,316	2,490		2,439,995

Net loss from operations	(2,130,484)	(276,077)	(2,490)		(2,409,051)

Other revenues and expenses:
Gain (loss) on asset disposal	-	-			-
Interest expense	(236,992)	(1,889)			(238,881)
Impairment of assets	(30,904)	-			(30,904)
Gain (loss) on settlement of debt	(656,192)	-			(656,192)
Gain (loss) on derivatives	(533,846)	-			(533,846)

Net income (loss) before provision for income taxes	(3,588,418)	(277,966)	(2,490)		(3,868,874)

Provision for income taxes	-	-	-		-

Loss from continuing operations	(3,588,418)	(277,966)	(2,490)		(3,868,874)

Loss from discontinued operations net of tax	(899,036)	-			(899,036)

Net Loss	$(4,487,454)	$(277,966)	$(2,490)		$(4,767,910)

Other comprehensive income (loss)
Foreign currency translation	219,209	-			219,209
Total comprehensive income (loss)	(4,268,245)	(277,966)	(2,490)		(4,548,701)

Basic & fully diluted net income (loss) per common share:
Basic income (loss) per share- continuing operations	$(0.30)				$(0.32)
Basic income (loss) per share- discontinued operations	$(0.08)				$(0.08)
Basic income (loss) per share	$(0.38)				$(0.40)

Weighted average of common shares outstanding:
Basic and diluted	11,788,781				11,788,781

Pro Forma Adjustments:

A:  Represents 5% fee of the 6,000,000 shares of restricted common stock issued pursuant to security exchange and purchase agreement owed to Source Capital Group, Inc. (300,000 shares with par value of $0.001 and market value at acquisition date of $0.0083)

Per Share Information:
Basic and diluted net loss per share for the twelve months ended December 31, 2010 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 6,000,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

The following pro-forma assumes the acquisition of Arctic Solar Engineering, Inc. occurred as of the end of the period presented as if it would have been reported for the period below.

	Historic		Pro Forma
	EGPI Firecreek, Inc. December 31, 2010	Arctic Solar Engineering December 31, 2010	Adjustments		Combined
ASSETS
Current assets
Cash and cash equivalents	$9,272	$988			$10,260
Accounts receivable, net	14,835	131,660			146,495
Prepaid expenses	5,900	-			5,900
Other receivables	-	-			-
Inventory		30,627			30,627
Current assets held for sale
Cash	658	-			658
Accounts receivable	111,568	-			111,568
Inventory	-	-			-
Prepaid expenses	3,165	-			3,165
Total current assets held for sale	115,391	-	-		115,391
Total current assets	145,398	163,275	-		252,868

Other assets:
Investment in Terra Telecom, Inc.	18,000	-			18,000
Fixed assets – net	568,560	337			568,897
Oil and natural gas properties – proved reserves	163,500	-			163,500

Other assets held for sale
Intangible Assets – net of amortization	743,420	-			743,420
Goodwill	2,001,840	-	380,221	A	2,382,061
Fixed assets - net	21,469	-			21,469
Total other assets	3,516,789	337	380,221		3,897,347
TOTAL ASSETS	$3,662,187	$163,612	$380,221		$4,206,020

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$558,489	$269,033			$827,522
Notes payable	3,307,224	-			3,307,224
Line of credit	-	36,000			36,000
Convertible notes, net of discount	44,490	-			44,490
Capital lease obligation	56,872	-			56,872
Advances & notes payable - related parties	188,718	-			188,718
Derivative Liabilities	823,846	-			823,846
Asset retirement obligation	5,368	-			5,368
Current liabilities associated with assets held for sale					-
Accounts payable & accrued expenses	2,209,128	-			2,209,128
Advances & notes payable - related parties	-	-			-
Total current liabilities	7,194,135	305,033	-		7,499,168

Long-term liabilities:
Notes payable	-	189,000			189,000
Total long-term liabilities	-	189,000	-		189,000

Shareholders equity
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-				-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 14,286 shares outstanding at December 31, 2010	14				14
Common stock - $0.001 par value, authorized 3,000,000,000 shares, issued and outstanding, 51,915,345 at December 31, 2010	51,915	1,000	5,300	A,B,C	58,215
Additional paid in capital	25,899,464	105,003	(59,013	)A,B,C	25,945,454
Other comprehensive income	219,209				219,209
Common stock subscribed	1,448,250				1,448,250
Contingent holdback	2,000				2,000
Accumulated deficit	(31,152,800)	(436,424)	433,934	B,C	(31,155,290)
Total shareholders' deficit	(3,531,948)	(330,421)	380,221		(3,482,148)

Total Liabilities & Shareholders' Deficit	$3,662,187	$163,612	$380,221		$4,206,020

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

	Historic		Pro Forma
	EGPI Firecreek, Inc. Nine Months Ending September 30, 2011	Arctic Solar Engineering Nine Months Ending September 30, 2011	Adjustments	Combined
Revenues
Gross revenues from sales	$185,727	$47,362		$233,089
Costs of goods sold	156,337	93,915		250,252
Total revenue from services rendered	29,390	(46,553)		(17,163)

General and administrative expenses:
General administration	(1,092,593)	(129,033)		(1,221,626)
Total general & administrative expenses	(1,092,593)	(129,033)		(1,221,626)

Net loss from operations	(1,121,983)	(175,586)		(1,297,569)

Other revenues and expenses:
Gain (loss) on asset disposal	31,970	-		31,970
Interest expense	(607,342)	(4,990)		(612,332)
Gain (Loss) on settlement of debt	(1,235,706)	-		(1,235,706)
Gain (loss) on derivatives	113,628	-		113,628

Net income (loss) before provision for income taxes	(2,760,653)	(180,576)		(2,941,229)

Provision for income taxes	-	-

Loss from continuing operations	(2,760,653)	(180,576)		(2,941,229)

Loss from discontinued operations net of tax	(602,885)

Net Loss	$(3,063,538)	$(180,576)		(3,244,114)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	189,613	-		189,613
Total comprehensive income (loss)	$(2,873,925)	$(180,576)		(3,054,501)

Basic income (loss) per share- continuing operations	$(0.67)			$(0.025)
Basic income (loss) per share- discontinued operations	(0.14)			(0.05)
Basic income (loss) per share	$(0.81)			$(0.030)

Weighted average of common shares outstanding:
Basic and diluted	4,333,778			11,521,791

Per Share Information:
Basic and diluted net loss per share for the nine months ended September 30, 2011 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 12,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

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

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

September 30, 2011
Well leases	$3,623,062
Well property and equipment	113,325
$3,736,387

Oil and Gas Properties:	September 30, 2011	December 31, 2010
Oil and gas properties – proved reserves	$3,964,283	$-
Accumulated depletion	(131,991)	-

Oil and gas properties - net	$3,832,292	$-

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

10. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at September 30, 2011:

September 30, 2011
Deferred Tax asset	$417,720
Valuation allowance	(417,720)
Net deferred tax assets	$0

The Company estimates that it has an NOL carryfoward of approximately $8,587,063 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2003 to December 31, 2010 may be subject to IRS audit

11.  Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge.  June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month.  There remains an unpaid balance of $7,000 at September 30, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company.  The agreement is an open-ended, annually renewable contract for payments of $4,600 per month.  The contract is currently in force with a balance due of $38,270 at September 30, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company.  The contract terminated May 31, 2009 and there is an outstanding balance of $0 at September 30, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000.  There was a balance due on this contract of $252,950 at September 30, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company.  The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008.  However, there is unpaid balance of $43,000 remaining at September 30, 2011.

During 2010, Robert Miller, a former director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at September 30, 2011.

During 2010, unsecured, non-interest bearing advances for working capital were made to South Atlantic Traffic Corporation, a 100% owned subsidiary of the Company, by some of its former officers and directors. These advances have not yet been repaid and at September 30, 2011 the following were owed:  Michael Kocan - $150,685;   Robert Miller - $10,000.

Chanwest Resourses, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest.  The invoice of $9,635 was outstanding at September 30, 2011. Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resourses, Inc. of $15,092.  Willoil Consulting, LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of September 30, 2011.  The Company has accrued $24,892 due to Willoil Consulting, LLC as of September 30, 2011.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the three months ending September 30, 2011, no payments were made to SPC, with a balance payable due in the amount of approximately $73,458.

During the three months ended March 31, 2011, the Company acquired Arctic Solar Engineering, Inc. and a $5,000 promissory note due to Fred Sussman, who remains an officer of Arctic Solar Engineering, Inc. after the acquisition.  The balance owing remains $5,000 at September 30, 2011.

During the three months ended March 31, 2011, the Company acquired Arctic Solar Engineering, Inc. and a $22,409 accounts payable due to Makaritos that is still outstanding at September 30, 2011.

During the three months ended June 30, 2011, the Company entered into a Promissory Note in the amount of $210,000 with TWL Investments, a LLC (“TWL”) of which Larry W. Trapp, a director of the Company, is a principal owner of TWL.  The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. During the 3rd quarter of 2011, principal payments of $ 12,221 were made, leaving a balance of $ 197,779.

12. Notes Payable

At September 30, 2011, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		9/30/11 ($)
9/17/2009	4	9/17/2010	12		11,350
5/29/2009	4	9/17/2010	12	*	29,324
9/17/2009	4	9/17/2010	18	*	3,505
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		489,195
3/1/2010	9	See footnote 10	0		307,333
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		31,750
8/8/2011	7	5/10/2012	8		15,000
8/31/2011	8	5/31/2012	8		25,000
7/1/2011	1	71/2013	18		189,000
2/18/2010	3	12/1/2010	4		132,228
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		879,786
3/4/2011	12	9/8/2011	14		141,581
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		118,090
6/9/2011	15	5/9/2011	14		197,779
6/1/2011	16	12/1/2011	8		67,500
8/11/2011	17	4/11/2012	12		10,000
8/11/2011	18	4/11/2012	12		6,000
8/12/2011	19	2/12/2012	10		50,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		20,000
Unamortized Discount					(260,229)
Total					3,415,539

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

Note 2: For the nine months ended September 30, 2011, we have received cash proceeds of $75,792 for these debt obligations, settled $369,895 in debt for common stock, and repaid $31,500, yielding a balance of $489,195 at the period end.

Note 3: For the nine months ended September 30, 2011 the Company has an additional debt obligation of $21,700 for which no payments were made during the period.   The company also had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $131,256 for which no payments were made during the period and included $2,928 in accrued interest added to the principal value of the note.

Note 4:  During 2009 we received cash proceeds for the aggregate amount of $44,179, which is payable in principal and interest with rates ranging from 12-18%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid in full, there was no Event of Default as of September 30, 2011, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option (expected term of 2.0 years; risk-free rate of 0.62%; and volatility of 95%) of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $35,651.  The discount is amortized using the effective interest method. During the 3rd quarter, the Company made no payments on the principal.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 (expected term of 2.0 years; risk-free rate of 0.52%; and volatility of 95%) was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $4,730.  A portion of the note, $3,250, was converted during the period into shares of common stock of the Company.  The discount is amortized using the effective interest method.

Note 7: On August 8, 2011, we issued a $15,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 8, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The August 8, 2011 value of the note of $15,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the nine months ended September 30, 2011, the Company recognized note discount amortization of $3,333.  The discount is amortized using the effective interest method.

Note 8: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2011, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The September 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $5,556.  The discount is amortized using the effective interest method. .

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  During the nine months ended September 30, 2011, an additional $240,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  During the nine months ended September 30, 2011, $112,667 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended September 30, 2011 we have additional balance on debt obligations owed totaling $879,786, related to the acquisition of a subsidiary in March 2010.  A total of $782,083 of this debt was settled by the issuance of stock during the nine months ended September 30, 2011.

Note 11:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at September 30, 2011.

Note 13:  The Company’s subsidiary Arctic Solar Engineers issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was not imputed on these balances due to materiality.

Note 14:  For the nine months ended September 30, 2011, we have received cash proceeds for these debt obligations of $118,090 and that is the balance owing at September 30, 2011.

Note 15:  Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000.  The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. During the nine months ended September 30, 2011, principal payments of $12,221 were made, leaving a balance of $197,779.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011.  Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012 bringing the total owed to $67,500 at September 30,2011.

Note 17:  Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before April 11, 2012.  On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because the shares issuable pursuant to the August 11, 2011 convertible note are indeterminate, the conversion option associated with this note is deemed a derivative liability.  This note also contains conversion price reset provisions which factor into the derivative value.  The August 11, 2011 value of the note of $10,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $1,667.  The discount is amortized using the effective interest method.

Note 18:  Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $31,500.  The terms of the note are 12% interest, with principal and interest all due on or before April 11, 2012.  On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability.  The August 11, 2011 value of the note of $31,500 was recorded as a note discount to be amortized over the life of the note and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $5,250.  The discount is amortized using the effective interest method.

Note 19:  Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000.  The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non- assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined   that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability.  The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $16,667.  The discount is amortized using the effective interest method.

Note 20:  Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000.  The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012.  On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability.  For the nine months ended September 30, 2011, the Company recognized note discount amortization of $4,167.  The discount is amortized using the effective interest method.

Note 21:  Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000.  The terms of the note are for 8% per annum interest, with principal and interest all due on or before March 3, 2012.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

13.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of September 30, 2011, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of September 30, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $671,824.  During the three and nine months ended September 30, 2011, the Company recognized a gain on change in fair value of derivative liability totaling $208,031 and $113,628, respectively.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at September 30, 2011 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 122% to 452% based on the historical volatility for the company.
•	An event of default would occur 5% of the time, increasing 0.10% per month.
•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.
•	The trading volume would average $658,217 and would increase at 1% per month.
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

The components of the derivative liability on the Company’s balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Embedded conversion features - convertible promissory notes	$671,824	$820,400
Common stock warrants	0	3,426
	$671,824	$823,846

15.  Intangible Assets

The company had the following intangible assets recorded as of September 30, 2011 and December 31, 2010.  The useful lives for these assets are contained within the accounting policies in Note 1.

					Balance
	Balance December 31, 2010	Additions	Deletions	Impairment	September 30, 2011
SATCO
Trade name	$661,000	$-	$(661,000)	$-	$-
Customer Relationships	163,000		(163,000)		-
Accum. Amort. - Intangibles	(80,580)		80,580		-
Arctic Solar Engineering
Patents		135,000			135,000
Customer Base		76,000			76,000
Trademark		151,000			151,000
Non-Compete		19,000			19,000
Accum. Amort. – Intangibles		(50,064)			(50,064)
	$743,420	$330,936	$(743,420)	$-	$330,936

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

The following table is a reconciliation of the ARO liability for continuing operations at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Asset retirement obligation at the beginning of period	$5,368	$4,337
Liabilities incurred
Revisions to previous estimates	10,024	1,031
Dispositions
Accretion expense

Asset retirement obligation at the end of period	$15,392	$5,368

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

The results of discontinued operations is a net loss of $602,885 for the nine months ended September 30, 2011 and $500,507 for 2010.

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale in 2010.

18.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually.  Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended March 31, 2011; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i)  shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000.  In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion.  On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended September 30, 2011.  In this renewal, the conversion provision was eliminated and the amounts owed are no longer convertible.

19. Concentrations and Risk

Customers

During the three and nine months ended September 30, 2011, revenue generated under the top five customers accounted for 85% and 95%, respectively, of the Company’s total revenue. Regarding oil and gas sales at this time, there is only one field supplying revenues. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

20. Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment.  On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit.

As noted in our business combination footnote our SATCO acquisition contained certain make whole provisions that may impact us in the future.  In accordance with the make whole provision of the acquisition agreement pertaining to SATCO, $988,720 has been recorded in common stock subscribed for additional contingent consideration that is owed as of December 31, 2009.  The make whole provision provided that the owners of  SATCO would be protected from decreases in the stock price of the Company for 1 year subsequent to the acquisition date.  The one year anniversary of the acquisition is November 4, 2010.  As of this date, the total fair value of the contingent consideration owed in common shares is $1,119,580.  In accordance with ASC 805-30-35 pertaining to subsequent measurement of contingent consideration pursuant to a business combination, the additional $130,860 is not recorded due to the fact that this consideration is recorded in equity.  This amount will be recognized upon issuance of the shares in settlement of the amount owed.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The Company is not named in the legal proceeding.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

In July 2010 our Chanwest Resources, Inc. subsidiary operation (“CWR”) entered into a purchase lease agreement with Circle D Trucking of Texas which includes a right to purchase the leased equipment valued at $164,500.

21. Subsequent Events

In October 2011, the Company issued 12,383,960 shares of common stock to reduce debt owed to a debt holder.

In October 2011, the Company issued 2,957,149 shares to reduce debt on convertible promissory notes.

In October 2011, the Company issued 2,000,000 shares to various consultants for services rendered.

In November 2011, the Company issued 17,723,292 shares of common stock to reduce debt owed to a debt holder.

In November 2011, the Company issued 2,178,649 shares to reduce debt on convertible promissory notes.

In October 13, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (EPI) modified the terms of its existing May 9, 2011 promissory note Agreement issued to TWL Investments  a LLC, an Arizona limited liability company (TWL). Both the Agreement and Promissory Note is listed on Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2011.  The material terms for the modification include: TWL will i) allow EGPI to defer the regular monthly payments and other amounts due under the Promissory Note through the payment due January 9, 2012, ii) not initiate any default notice or foreclosure action for non payment provided that the Company remains in compliance with the terms and conditions stated therein, iii) amortize a new Face Amount over a new 24 month period commencing on January 9, 2012 thereby extending the term of the Promissory Note by approximately 7 months  upon amendment of the Face Amount of the Promissory Note to reflect the amounts due plus all then amounts applicable and accumulated during the deferred period. EGPI and EPI as part of the modified terms have agreed to i) diligently seek to secure funding for the planned “Fracking” of wells on the Tubbs oil lease, ii) agree that in consideration of TWL’s forbearance accommodations, that all interest, late fees, costs and charges applicable under the Promissory Note and Security Agreement be added to the Face Amount of the Promissory Note (unless adjusted by any payments  received) and thereon amended to read  $315,625.51 as of December 9, 2011 with the first payment now being due on January 9, 2012.

In October 2011, the Company issued convertible promissory notes to certain institutional or accredited investors in the amount of $17,000 all due seven and one half (7.5) months from the date of issuance, respectively, unless otherwise mutually agreed for extension. The proceeds are to be used for general working capital in the normal course of business.

22.  Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three and nine months ending September 30, 2011 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

For the three months ending September 30, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Net revenues	-	8,712	(695)	8,017
Depreciation & amortization	-	101,481	-	101,481
Income (loss) from operations	(14,890)	(63,415)	(673,252)	(751,557)
Interest expense	893	-	313,561	314,454
Segment assets	214,273	3,999,983	818,096	5,032,352

For the nine months ending September 30, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Net revenues	(34,294)	29,390	-	(4,904)
Depreciation & amortization	-	132,433	-	132,433
Income (loss) from operations	(157,677)	(224,132)	(2,536,521)	(2,918,330)
Interest expense	4,564	-	607,342	611,906
Segment assets	214,273	3,999,983	818,096	5,032,352

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net revenues:
Total for reportable segments	8,712	(4,904)
Corporate	(695)	-
	8,017	(4,904)
Depreciation and amortization:
Total for reportable segments	101,481	132,433
Corporate	-	-
	101,481	132,433
Income (loss) from operations:
Total for reportable segments	(78,305)	(381,809)
Corporate	(673,252)	(2,536,521)
	(751,557)	(2,918,330)
Interest expense:
Total for reportable segments	893	4,564
Corporate	313,561	607,342
	314,454	611,906
Segment assets:
Total for reportable segments	4,214,256	4,214,256
Corporate	818,096	818,096
	5,032,352	5,032,352

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

Later in July 2010 the Company toward addressing growth possibilities for the ITS/DOT line of business entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. ("E-Views") to be operated through its new subsidiary unit EGPI Firecreek Acquisition Company, Inc. Initially the Company has a “Dealer Agreement” with rights to acquire up to 51% of E-Views (see Exhibit 10.1 and 10.2 to our Report on Form 10-Q for the period ended June 30, 2010 filed on August 20, 2010, incorporated herein by reference). The Stock Purchase Agreement provides for up to a 51% interest in E-Views and exclusive distribution and sales rights in various states. The Company has initially solidified rights for the states of Alabama, Florida, Louisiana and North Carolina. They have also obtained international rights in the countries of Ireland and the United Kingdom. These states were initially chosen because of our subsidiary Southern Atlantic Traffic Corporation's, established clientele, and therefore potential abilities to penetrate these markets with E-Views patented technology and state-of-the-art products. Although there is still potential for this transaction; we were not able to implement the strategic plan to incrementally acquire E-Views stock interests.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended September 30, 2011 and September 30, 2010.

Results of Operations

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Total revenue for the sales attributable to lighting and signalization business for the nine months ending September 30, 2011 was $0 compared to $1,522,300 of revenue for the nine months ending September 30, 2010.  The SATCO subsidiary was disposed of in the first quarter of 2011.

 Total revenues from oil and gas sales were $185,727 for the nine months ended September 30, 2011, compared to no revenue from oil and gas sales for the nine months ended September 30, 2010.

Total revenues from other business activities were $47,362 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010.

General administrative expenses were $1,211,412 for the nine months ended September 30, 2011 compared to $1,552,102 for the nine months ended September 30, 2010.  The increase in these expenses is due to the acquisition of subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	For the nine months ending
	September 30,
	2011	2010

Advertising & promotion	$17,143	$16,782
Administration	173,373	229,626
Consulting	127,781	768,885
Depreciation/Amortization	264,565	-
Investor Incentives	10,500	300,733
Professional fees	604,923	211,487
Rent/Utilities	13,127	14,678
Salaries		9,911
Miscellaneous
Total	$1,227,373	$1,552,102

For the nine months ended September 30, 2011, promotional fees of $17,143 were incurred in stock promotional activities as compared to $16,782 nine months ended September 30, 2010.

For the nine months ended September 30, 2011, consulting fees of $127,781 incurred for business advisory services as compared to $768,885 nine months ended September 30, 2010.

For the nine months ended September 30, 2011, professional fees of $604,923 incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $211,487 for the nine months ended September 30, 2010.

Investor incentive fees of $10,500 were incurred for the nine months ended September 30, 2011 in regards to funding activities as compared to $300,733 for the nine months ended September 30, 2010.

After deducting general and administrative expenses, the Company experienced a loss from continuing operations of $2,918,330 for the nine months ended September 30, 2011 compared to a loss of $3,086,387 same period last year.

Interest expense for the nine months ended September 30, 2011 was $611,906 as compared with $242,312 same period last year.

The Company incurred a net loss of $3,521,215 for the nine months ended September 30, 2011, as compared to a net loss of $4,072,526 for the nine months ended September 30, 2010.

Fully diluted income (loss) per share was $ (0.67) for the nine months ended September 30, 2011 for continuing operations, compared to a loss of $ (2.86) for the nine months ended September 30, 2010.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Total revenue for the sales attributable to lighting and signalization business for the three months ending September 30, 2011 was $0 compared to $606,003 of revenue for the three months ending September 30, 2010.   The SATCO subsidiary was disposed of in the first quarter of 2011 and all revenues are included in discontinued operations.

Total revenues from oil and gas sales for the three months ended September 30, 2011 was $78,078 as compared to no revenue from oil and gas sales in the three months ended September 30, 2010.

There were no revenues from other business activities  for the three months ended September 30, 2011 compared to $42,548 for the three months ended September 30, 2010.

General administrative expenses were $428,654 for the three months ended September 30, 2011 compared to $74,125 for the three months ended September 30, 2010. The increase in these expenses is due to the acquisitions of subsidiaries.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	For the three months ending
	September 30,
	2011	2010

Advertising & promotion	$4,420	$8,629
Administration	33,593	10,616
Consulting	4,984	25,387
Depreciation/Amortization	180,614	-
Investor Incentives	10,500	2,356
Professional fees	190,106	2,548
Rent/Utilities	4,437	14,678
Salaries		9,911
Miscellaneous
Total	$428,654	$74,125

For the three months ended September 30, 2011, promotional fees of $4,420 were incurred in stock promotional activities as compared to $8,629 three months ended September 30, 2010.

For the three months ended September 30, 2011, consulting fees of $4,984 incurred for business advisory services as compared to $25,387 three months ended September 30, 2010.

For the three months ended September 30, 2011, professional fees of $190,106 incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $2,548 three months ended September 30, 2010.

Investor incentive fees of $10,500 were incurred for the three months ended September 30, 2011 in regards to funding activities as compared to $2,356 in the three months ended September 30, 2010.

After deducting general and administrative expenses, the Company experienced a loss from continuing operations of $751,557 in the three months ended September 30, 2011 compared to a loss of $829,150 in the same period last year.

Interest expense for the three months ended September 30, 2011 was $314,454 as compared with $45,095 in the same period last year.

The Company incurred a net loss of $751,557 three months ended September 30, 2011, as compared to a loss of $1,041,078 for the three months ended September 30, 2010.

Fully diluted income (loss) per share was $(0.08) for the three months ended September 30, 2011 for continuing operations, compared to a loss of  $(0.37) for the three months ended September 30, 2010.

 Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at September 30, 2011 was $63,496 compared to $9,272 at December 31, 2010. The Company had working capital deficit of $5,066,398 at September 30, 2011 compared to a working capital deficit of $7,048,737 at December 31, 2010.

The Company received new loans during the first nine months of fiscal year 2011 of $660,382 compared to $1,251,056 in the same period of fiscal year 2010 by issuing promissory notes.

Total assets increased to $5,032,359 at September 30, 2011 compared to $3,662,187 at December 31, 2010 mainly as a result of the disposal of the SATCO subsidiary and the acquisition of Arctic Solar Engineering, Inc. and the Tubb oil and gas leases.

Shareholders’ deficit increased to $4,005,544 at September 30, 2011 from a deficit of $3,531,948 at December 31, 2010.

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

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)                 Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In August 2010 the Company received a lawsuit notice on behalf of our former SATCO subsidiary whereas Bison Profab, Inc. (“BPI”) is seeking a judgment to collect amounts owed it from SATCO. On October 12, 2010 BPI filed a motion for a No-Answer Default Judgment on SATCO and the Company for failure to answer in the amount of approximately $27,710. On November 29, 2010 EGPI Firecreek, Inc., along with its former wholly-owned subsidiary South Atlantic Traffic Corp., engaged legal counsel located in Texas to begin negotiations for a settlement in this matter. In January 2011, a settlement was reached between the parties whereas monthly payments of $3,333 are to be made to BPI to payoff the remaining balance owed. The final payment for this settlement was made by EGPI Firecreek, Inc. to BPI on September 26th, 2011. There are no balances left owed related to this settlement.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment.  On September 23, 2011, EGPI Firecreek Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011, the Company is in settlement negotiations and believes the matter will be resolved.

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary from Source Capital Group Inc (“Source”) seeking a judgment for amounts allegedly owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dismissed its assumption argument. On October 14th, 2011, EGPI Firecreek Inc. received notice from Source Capital’s legal representation that they were seeking to withdrawal as counsel for plaintiffs in this matter.  The Company believes that this development with further strengthen our position in defense of this matter and will ultimately result in the granting of our pending motions to dismiss.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment.  The Company will vigorously defend its position.

In March 2011 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary; Thermo Credit LLC (“Thermo”) seeking a judgment amounts allegedly owed it from Terra in the total aggregate amount of $2,915,404. During March 2011 Thermo initiated litigation to attempt to freeze on all assets of Terra including accounting and financial records, and further blocked access to any material records and data files upon the appointment of a receiver. In July 2011, the Company filed a Motion for Summary Judgment and on August 3, 2011 Thermo dismissed the lawsuit against the Company.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”)  seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The Company is not named in the legal proceeding.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.

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

On May 9, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (“EPI”) issued to TWL Investments  a LLC, an Arizona limited liability company (“TWL”) a promissory note in the face amount of $210,000 (the “Note”). The Note bears interest at 14% per annum and matures on May 9, 2013 (“Maturity Date”). Pursuant to the Note, the Company shall make payments beginning June 9, 2011 until all amounts payable under this Note are paid in full.  The Companies shall make Payments of principal each month in the amount of (a) [$4,375.00] on the first Payment Date and (b) for each month thereafter until this Note is paid in full an amount equal to the then current outstanding principal balance of the Note divided by the number of Payment Dates remaining, including the Maturity Date.  Concurrently with each Payment of principal, on each Payment Date the Companies shall pay all accrued and outstanding interest on the outstanding principal amount at the rate of 14% per annum compounded monthly (computed on the actual number of days elapsed over a year of 360 days). The Company may repay in full the face amount of the Note without penalty. Both the Agreement and Promissory Note is listed on Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2011. Further, the Company and EPI agreed to issue to Holder certain Collateral which is limited to all rights, title and interest to the oil, gas and mineral leases and equipment on the A.J. Tubb Leasehold Estate Amoco/Crawar Field, Ward County Texas listed on Exhibit “A” therein. The Company further granted TWL i) a security interest in and lien on all personal property of Debtor, to the extent such property relates to, is used in connection with or is located on the Pledged Property (see “Security Agreement” listed on Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2011, and ii) granted to TWL a “Collateral Assignment” listed on Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 2011, and an “Exclusive Option to Purchase” listed on Exhibit 10.4 to our Current Report on Form 8-K filed on May 13, 2011, both which may be exercised in the event of an instance of Default, one or more, and or at the election of TWL as described therein.

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

As of August 23, 2011 the Company and Caddo extended the completion time for the long form Agreement to with a goal to be completed by December 9, 2011.

On October 13, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (EPI) modified the terms of its existing May 9, 2011 promissory note Agreement described and issued to TWL Investments  a LLC, an Arizona limited liability company (TWL) (please see information contained in our Current Report on Form 8-K filed on May 13, 2011).  New provisions established therein include TWL to i) allow EGPI to defer the regular monthly payments and other amounts due under the Promissory Note through the payment due January 9, 2012, ii) not initiate any default notice or foreclosure action for non payment provided that the Company remains in compliance with the terms and conditions stated therein, iii) amortize a new Face Amount over a new 24 month period commencing on January 9, 2012 thereby extending the term of the Promissory Note by approximately 7 months  upon amendment of the Face Amount of the Promissory Note to reflect the amounts due plus all then amounts applicable and accumulated during the deferred period. EGPI and EPI have agreed to i) diligently seek to secure funding for the planned “Fracking” of wells on the Tubbs oil lease, ii) agree that in consideration of TWL’s forbearance accommodations, that all interest, late fees, costs and charges applicable under the Promissory Note and Security Agreement be added to the Face Amount of the Promissory Note (unless adjusted by any payments  received) and thereon amended to read  $315,625.51 as of December 9, 2011 with the first payment now being due on January 9, 2012.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14th, 2010

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO