Form 10-K
period 2011-12-31
EGPI FIRECREEK, INC.
filed 2012-05-08
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $511,736.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 23, 2012, the registrant had 861,440,726 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A, B preferred stock issued and outstanding, 87,142 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding..

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

EGPI FIRECREEK, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

EGPI Firecreek, Inc. (the “Company”, “EGPI”, “we”, “us” or “our”) was incorporated in the state of Nevada on October 4, 1995 as Sterling Market Positions, Inc. with 10,000,000 shares of $.001 par value common stock authorized. Effective June 24, 1999, the Company changed its name to Energy Producers, Inc. and increased its authorized common shares to 50,000,000 with a par value of $0.001. The Company’s principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

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

On March 2, 2011 the Company obtained a consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock to acquire an interest in an oil and gas lease, and ii) for the Board of Directors to be able to authorize any and all capitalization of the Company going forward without the need for shareholder approval, and further authorized for the Board of Directors to set all rights, preferences, and designations, for and in behalf of any class of the Company’s common of preferred stock, and as may be required or as necessary in the best interest of the Company. The Company’s new business focus is on acquiring and exploiting oil and gas interests.

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

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Oklahoma Telecom Holdings, Inc. an Oklahoma corporation, formerly known as Terra Telecom, LLC, an Oklahoma limited liability company and Terra Telecom, Inc. (“TTI”), to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document. The Company was unable to obtain control of these acquired entities and as a result did not consolidate them in the financial statements. The Company owned its interest in these entities for less than a year before this interest was sold to a third party.

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

Throughout 2010 we continued to develop both of our two line segments of operations. In addressing the ITS/DOT segment which would also include Telecommunication industry and other General Construction, we entered into several business opportunities that ultimately were not able to reach their full potential or one or more cases to be fully consummated. We first entered into an Agreement on January 15, 2010, to acquire all of the issued and outstanding capital stock of Southwest Signal, Inc., a Florida corporation (“SWSC”). Southwest Signal, Inc., was established in 2000 and is engaged in all facets of the United States Intelligent Transportation System / Department of Transportation Industry. This transaction did not consummate as our financial relationships failed to complete on proposed financing. Lack of available financing, and withdrawal of the factoring company in place for SATCO or the absence of a synergistic relationship as planned with Southwest Signal, Inc. to develop financing from cash flow growth began effecting its sales ability to effectuate or complete orders. On March 3, 2010, the Company did succeed in completing a Stock Purchase Agreement with the stockholders of Redquartz LTD, a company formed and existing under the laws of the country of Ireland. Redquartz LTD has been in business for 45 years, and known internationally. We believed the transaction and relationship would facilitate expanding our business relationships for the products sold by SATCO and other activities eventually planned relative to Intelligent Traffic Systems (ITS) and the transportation industry as well as our other segment of operations. In our continued efforts to attract new financing to the Company in behalf of its strategic plan, on July 22, 2010 we entered into a Definitive Stock Purchase Agreement with E-Views Safety Systems, Inc. The Agreement provided us with a “Dealer Agreement” with further rights to acquire up to 51% of E-Views. Founded in 1998, E-Views is a leading edge innovator and provider of patented advanced wireless "smart infrastructure" technologies that incorporate intelligent traffic, transit, and light rail systems with messaging and communications. We believe there are ongoing potentials with our business relationship with E-views. We have not acquired a percentage of E-views to date.

In October 2010, the Company executed a Securities Purchase / Exchange Agreement to acquire 100% of Terra Telecom, LLC, an Oklahoma limited liability company. Terra Telecom was considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. It was also considered a good opportunity for the Company due the potential for sales growth and associated cash flow anticipated. They served various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. The business acquisition was unable to be consolidated with the Company, nor was factoring and bridge financing proposed by lenders able to be completed satisfactorily to all interested parties, and the potential of this acquisition could not be realized. Thus the Company’s interests for both Terra and SATCO. have been sold as of March 14, 2011 (see further information listed under “the Business”, Management Discussion and Analysis, and elsewhere in this report).

Through Fiscal 2011, and continuing for Fiscal 2012 the Company has been concentrating on continuing the building of its oil and gas division, and secondarily considering restoring additional infrastructure for its ITS/DOT, Telecommunication and General Construction area of its business through new targets and prospects to maintain its business strategy for 2012.

For further information related to our history please see information in our Form 10K Reports filed on April 28, 2011 and April 15, 2010, respectively, along with filings on Form 10-Q and Form 8-K, as amended.

RECENT DEVELOPMENTS

On April 3, 2012 the Company announced a Letter of Intent aimed to prepare and conduct drilling programs in the Barnett Formation located in West Central Texas with U.K.-based Cubo Energy, PLC or its assignee. Initial plans in negotiation and discussion are to conduct a 3-D Seismic study for 240 acres covering the Boyette property, in Shackelford County, Texas. The seismic study proposes to focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells on the Company’s Boyette lease.

On March 29, 2012 the Company announced that its operator Success Oil will be perforating into the Glorieta Formation in the Crawar #2 well. This area is a proven behind pipe oil & gas zone at the target depth of 3900 ‘feet. Upon completion of the perforations being shot the well will be acidized and is expected to be completed in the formation and brought online for production.

On March 12, 2012 the Company announced that it entered into a Letter of Intent to sell 51% majority interest in its Arctic Solar Engineering, LLC ("ASE") to Canada based W2 Energy, Inc. (“W2”) via a Securities Exchange Agreement and subject to the approvals of the Board of Directors of both the Company and W2. The Company will receive a number of shares in W2 based on a mutually agreed upon ratio upon finalizing the sale. The Company is in process of closing the transaction with W2 which business model develops renewable energy technologies and applies it to new generation power systems. The Company will file Current Report on Form 8-K when completed.

On February 29, 2012, the Company entered into a Linear Short Form Agreement (the “AGREEMENT”), with Success Oil Co., Inc. located at 8306 Wilshire Blvd. #566 Beverly Hills, Ca. 90211, (“Success” or “Operator”) and CUBO Energy, PLC and or its assignee, a public limited corporation organized under the laws of Great Britain (“CUBO”, “Assignee”, or “Participant”), whereas the Company will sell a portion of its interests in certain oil and gas properties and interests to CUBO known as the North 40 Interests of the A.J. Tubb Leasehold Estate located in Ward County Texas to CUBO as approved by Operator, along with granting certain participation rights in further Option Rights for new proposed Drilling and Development in the South 40 of the A.J. Tubb Leashold Estate. For further information please see our Current Report on Form 8-K filed on March 7, 2012, incorporated herein by reference.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) building new infrastructure for its oil and gas operations in 2012. The Company throughout its first quarter of operations for 2012 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin, and ii) we are again considering expanding and supporting our growth potential by development of its line of operations related to our recent acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies and or acquisition potentials having a presence in the telecommunications and general construction industries.

The Company’s goal is to build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

THE BUSINESS

The Company beginning May 20, 2009 and throughout fiscal years 2010 and 2011 has been building and integrating two line segments of operations and facilitating plans including i) development and redeployment of our oil and gas infrastructure which we are currently focused on building our oil and gas operations, and servicing related business activities for oil and gas domestically, and ii) generating business geared to Department of Transportation (DOT) application including Intelligent Lighting Systems (ITS) inventory and systems sales to DOT and also distribution of commercial decorative lighting to the trade and direct to retailers, and building infrastructure for Telecommunication Industry for deployment of communications systems, sales, service, and training . During fiscal 2011 the Company has recently sold two of its business segments one of which was geared to Department of Transportation (DOT) application including Lighting Systems (ITS) inventory and systems sales to DOT, and the other was in behalf of our recent pursuits related to the Telecommunication Industry.

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

Whitt Oil and Gas, Inc. is the operator for Energy Producers non operated interests and commenced with 2010 work programs to rehabilitate the three wells which began in January 2010 with the goal to restore production and be online as soon as possible. The Assignment through closing is less all credited taxes including State, County, and or other due and owing by Whitt through the oil transfer effective date of December 1, 2009 to Energy Producers. Operations upon the transfer effective date will be handled by an Operating Agreement between Energy Producers and Whitt.

The 2009 and 2010 rehabilitation and enhancement programs included well repairs followed by frac treatment for each well, namely the McWhorter No. 1 Well with perforations in the Bend Conglomerate Formation at 4,060 to 4,068 feet, the Young No. 3 Well to produce at 2,530 feet depth in the Palo Pinto Lime, and the Boyett Well, to produce in the Caddo Lime at approximately 3,400 feet.

Our turnkey manager, partner, and project operator encountered an abundance of weather related and non reported down hole maintenance issues in its attempts in 2010 to bring one or more wells on line. For 2011 both the operator and Company having agreed, moved forward for the recompletion of the McWhorter and Boyette proven zones in their respective wells. Additional plans for 2011 included that upon completion of a successful recompletion program for the Young #1 well, which adjoins the McWhorter, to convert into a salt water disposal well to support the McWhorter production operations and economics. Upon operations concluding the recompletion program it was determined ultimately in the fourth quarter of 2011 that after several attempts of clearing fluid to complete all three wells that the reservoirs were not commercially productive in the zones. The Young #1 remains a good candidate for a salt water disposal well for projects going forward.

For 2012 the Company is now advancing its planning for in-depth technical evaluations to be conducted on the two undeveloped Barnett Shale locations situated on the Boyette lease at the 5,500 ft. depth. Recent successes in the local Barnett wells have encouraged both management and its operator, to advance the timing on the Barnett evaluation. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of two Barnett horizontal wells. There have been recent Barnett wells in the area that have been productive in the oil segment / phase of the Barnett Shale that have justified the seismic study. The onsite seismic work is expected to commence within 90 days. Upon successful seismic testing the estimated costs or Authorization for Expenditure (AFE) for Barnet Horizontal Well program will be approximately $750,000 per each horizontal well considered to be drilled.

For additional information please see our Current Report on Form 8-K, as amended, filed on December 29, 2009 and January 6, 2009. See also additional information listed under the heading “Recent Developments”, “Description of Properties”, “Supplemental Oil and Gas Information” and listed in “Notes to the Consolidated Financial Statements” further in this Report.

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

Purchase Costs Associated With Our Acquired Interests in the Texas, J.B. Tubb Leasehold Estate

Per our entry into the SPA with Dutchess, we agreed to authorize and issue and sell 2,500 shares of a new, to be authorized, Series D preferred stock to Investors with a face value of one thousand dollars ($1,000) per share, or a total in the aggregate value of $2,167,306. Pursuant to the SPA each share of Series D Preferred Stock shall be convertible, at the sole option of the Investor or holder thereof, into share(s) of the Corporation’s Common Stock (“Conversion Shares”). The Conversion Formula at the time of any noticed and converted shall mean that the number of Conversion Shares (common stock) to be received by the holder of Series D Preferred Stock in exchange for each share of Series D Preferred Stock that such holder intends to convert pursuant to this provision, where such number of Conversion Shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1000) by i) .003 per share, ii) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The preferred stock was valued at fair value by calculating the face value of the preferred stock, $2,500,000, subtracting a discount due to lack of marketability of 24.5%, yielding $1,887,500 value of the preferred stock and adding the value of the embedded derivative of $279,796. The derivative was valued based on the use of a multinomial lattice model with the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity. The preferred shares include anti-dilution protection if any future issuances occur for a lower price. The total fair value of these preferred shares was computed to be $2,167,306, including the derivative liability. A portion of this value, $279,796, was bifurcated at the grant date and included in the derivative value. The Company has agreed to keep a sufficient number of its common shares on hand for future conversions as listed in Section 1 of the SPA.

2011 Work Program Costs Associated With Our Acquired Oil and Gas Interests in the Texas, J.B. Tubb Leasehold Estate

On May 9, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (“EPI”) issued to TWL Investments  a LLC, an Arizona limited liability company (“TWL”) a promissory note in the face amount of $210,000 (the “Note”). Both the Agreement and Promissory Note is listed on Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2011, incorporated herein by reference.

On May 10, 2011 and in connection with the issuance of the Promissory Note herein listed above, the Company through its wholly owned subsidiary EPI entered into a “Turnkey Rework Agreement” with Success Oil Co., Inc. (“Success”) of Beverly Hills CA, also a licensed Texas operator,  to perform such work programs on the interests owned by the Company’s wholly owned subsidiary in the A.J. Tubb Leasehold Estate, Amoco/Crawar field, Ward County, Texas (see Current Report on Form 8-k filed on  March 7, 2011).

The Turnkey Rework Agreement included: i)  Crawar #1 Well: Success drilled out the cement plug and cast iron bridge plug located at approximately 5,000 feet, and shall perforate the Glorieta payzone (in the North 40 acres of the J. B. Tubb Leasehold Estate) at intervals ranging from 3,800 feet to 4,000 feet, acidize and swab, ii)  J. B. Tubb #18-1 Well. Success re-perforated existing Tubb pay-zone at interval 4,510 feet to 4,560 feet (plus or minus) to increase perforations to 6 shots per foot and then frac with gas gun, iii) Success agreed and understood that if the above described reworking costs exceeded $165,162, Success shall solely be responsible for such excess costs. A copy of the Turnkey Rework Agreement and Escrow Agreement are filed as exhibits 10.5, and 10.6 to our Current Report on Form 8-K filed on May 13, 2011.

On October 13, 2011 the Company and its wholly owned subsidiary Energy Producers, Inc. (EPI) modified the terms of its existing May 9, 2011 promissory note Agreement described and issued to TWL Investments  a LLC, an Arizona limited liability company (TWL) (please see information contained in our Current Report on Form 8-K filed on May 13, 2011).

In December commenced with work programs including fracing procedures on its #18-1 well and Crawar #2 well bore for its interests owned in the J.B. Tubb Leasehold Estate. To accomplish finance for the work programs including fracing procedures the Company through non waiver participation agreement with Success Oil and other third parties, and including contribution of the Company’s escrow capital subsequently indirectly accomplished financing on a less than an oil industry standard basis i) at a payback on a 2 to 1 basis for the $196,183 less EPI’s existing escrow credit of $34,838 or $161,345 towards EPI’s share representing its 75% working interests on the Crawar #2 well bore, and ii) at a payback on a 1.5 for 1 basis for the $161,821 towards EPI’s share representing its 75% interests on the #18-1 well. Terms for the repayment of funds agreed as of December 13, 2011 between the Company and its EPI subsidiary, Success Oil Co., Inc., and TL Advisory Group, LLC are that EPI shall receive each month, fifty percent (50%) of the net amount it would otherwise be entitled to after LOE’s up to, but not to exceed, a maximum of Eighteen Thousand dollars $18,000 per month including any other revenues to which it would otherwise be entitled to from the lease until such time as all amounts pursuant to the funding of recent fracing work are fully paid after which EPI shall be entitled to all amounts otherwise due them under the Operating Agreement between Success and EPI.

The work programs were implemented to stimulate oil and gas production via high pressure Fracing techniques. Fracing processes penetrated the lower clearfork reservoir in the Crawar #2 well at 4,700’ to 4,900’ foot depth on the J.B. Tubb lease. The well has a geological composite of dolomite. On the #18-1 well our operator set a plug at 4,250’ foot depth coming up pipe and perforating and fracing the upper clearfork reservoir at 4,112’ to 4,212”’ foot depth. The project initially was successful, however when approaching stabilization encountered sand intrusion problem that was determined via third party analysis to be attributed to a manufacturing process having defects with a resin coated sand product failing to hold. This was eventually resolved somewhat by additional treatment and procedures paid for in part by the fracing company responsible for the job elements. The fracing treatment result for both wells had a reasonable impact but overall has not yet reached the desired expectation for results to greatly improve overall production.

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

Purchase costs for the Acquisition of Chanwest Resources, Inc.

The acquisition was accomplished via a Stock Purchase Agreement effective on June 1, 2010, and the Company subsequently issued its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, including Shareholder Notes Payable, of the CWR are included with the subsidiary unit in the initial amount of $252,161. Chanwest Resources, Inc. was essentially inactive in the first and second quarter of 2010 having a minor amount of income and expense that would substantially affect the consolidated financial statements of the Company. In the year 2011 Chanwest Resources, Inc. did not earn any revenue and incurred general and administrative expenses.

Business of Chanwest Resources, Inc.

Chanwest Resources, Inc. was formed in 2009. Since its formation through the present, CWR through its principles have ramped up operations acquiring assets related to the servicing, construction, production and development for oil and gas. Chanwest has formed strategic alliances and brought key management with over 40 years experience in all facets of the oil and gas industry. Plans for three phases of operations and expansion are underway. Chanwests’ first phase of operations through one or more of its segments include Construction and Trucking, with a complement of assets which will be deployed providing related services used for hauling equipment, delivery and spreading of rock, iron ore, dirt and gravel, used in lease roads, firewall’s, tank pads, and drill sites. Chanwest will provide services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields. Additional services planned for Chanwest include marketing for its workover rig having pulling capacity for wells to 6000’ feet depth. It will be used with a crew on our own leases in our second phase of operations planned, along with our current status of workover rig for hire to operators.

Chanwest was not able to achieve its target for financing in 2011. Upon revising estimates, the Company believes for 2012 fiscal operations that if Chanwest can obtain an additional $330,000 in financing for operations, it will be able to seed growth to generate approximately 2 million in gross revenues from operations over the next year from consummation of such financing.

For its third phase of operations the Chanwest will work alongside Energy Producers subsidiary unit operations to evaluate potential for acquisitions and development strategies for the production of oil and gas operations, initially working towards acquiring strategic rehabilitation targets in and around Abilene and other areas in Texas.

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

Purchase Costs for the Acquisition of Arctic Solar Engineering, LLC

The acquisition was effected via a stock for stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”). The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 12,000 shares of our restricted common stock. In addition, the Purchase Agreement contains an “Earn-out Provision “ which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report. This stock Earn-out consideration will be valued at 90% of the last trade price on the filing date for the calendar year of operations.

The Business of Arctic Solar Engineering, LLC

Arctic Solar Engineering, LLC (“ASE”) engages in the design/build, integration, and installation of thermal solar systems for residential and commercial sites in the United States. It serves the thermal solar space heating and cooling, and water heating needs of new construction and retrofits. Arctic Solar Engineering, LLC integrates solar thermal energy technology patented over 30 years ago by Daimler Aerospace in Germany. This technology is used throughout Germany, other parts of Europe, Asia and the Middle East.

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

ASE had previously announced that that it has filed a patent for their unique cooling fin design. The patent pending cooling fins provide radiant cooling as part of an alternative energy solution.

ASE's Solar Thermal Energy System was recently installed in the Chesterfield, MO, City Hall. The system consisted of 110 solar thermal arrays and an 8000 gallon thermal mass energy storage tank, which has a name plate capacity of 82 kilowatts and an estimated annual production of 110 megawatt hours.  Energy savings to the City are expected to pay back 100% of the City's investment within 7 years, which will eventually equate to zero costs to the city for energy produced by the system.

As of March 12, 2012, the Company in an effort to assist growth and development plans for Arctic Solar Engineering, LLC has entered discussions and a letter of intent with W2 Energy, Inc. regarding a potential 51% purchase of ASE from the Company. W2 Energy, Inc. develops renewable energy technologies and applies it to new generation power systems. The Company believes that the potential alliance would offer engineering design and implementation tools for ASE, and focus to develop ASE’s various available markets for its proposed product distribution lines, and increase its potential visibility to aid new sales for thermal solar space heating and cooling and solar thermal energy systems design and implementation.

For additional information see the section on “Recent Developments”.

Future Development Contemplated

J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

As part of the disposition of its assets with Dutchess, we entered into an Oil and Gas Property Participation and Rights Agreement (“Participation Agreement”), whereby Dutchess granted to us, under certain circumstances listed therein the participation agreement, a right of first refusal, as provided in Section VIII of that certain participation agreement between Success Oil Co. and EGPI and its wholly-owned subsidiary, Firecreek Petroleum, Inc., dated January 3, 2008. In 2010 the right was called, and thereafter has expired, however the position is still negotiable as of April 2011.

On November 30, 2011 Success agreed to reinstate the Company’s option / rights in the Participation Agreement dated January 3, 2008 between Success and the Company’s then wholly owned subsidiary Firecreek, to the Company and or its assignee. Further the Company on a best efforts basis will pursue financing for Capital Expenditure (CAPEX) to drill three new wells in the amount of three million six hundred thousand ($3,600,000) dollars and to wit Success acknowledges that the Company and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) under section VIII of the original Participation Agreement, on a best efforts basis, with such partner sharing an interest equivalent to its proportionate funding of such project(s), and or other terms of negotiation as may be agreeable by the Company and such proposed partner, if any, including any modification of this Agreement or the original participation agreement attached on Exhibit A thereto, as long as it is formally reviewed and approved in a writing by Success.

Unless an aggregate amount of three million six hundred thousand ($3,600,000) dollars in CAPEX is raised by the Company or assign for the drilling of three new wells by participation, earn in, sale, or other method, and acceptable to Success during the term of the newly reinstated Agreement, then the newly reinstated Agreement, unless terms are either modified and or mutually extended in a writing by the parties thereto, will otherwise expire on June 30, 2012.

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

Completion of Merger Acquisition with M3 Lighting, Inc.

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

The Strategy of M3 Lighting, Inc. (M3)

Through its then managements experience, knowledge and contacts in the lighting and DOT industry, M3 created a business plan to create a vertical rollup and stream of acquisitions targeted strategically for the Company that included manufacturers, distributors and contractors. M3 was unsuccessful in its strategy to acquire a series of businesses in this industry and during the year ended December 31, 2011 was inactive. Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively.

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

Purchase Costs for the Acquisition of Redquartz LTD (RQTZ)

The Company issued 100,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company. All assets and liabilities, other than the Shareholder Notes Payable, of the company were transferred to the Sellers. The Shareholder Notes Payable acquired in the acquisition issued by Redquartz LTD in the aggregate total 3,252,055 Euros, or $4,464,400 U.S. dollars.

Redquartz LTD (RQTZ)

Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic Corporation (SATCO), formerly a wholly owned subsidiary of the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010. Subsequent to the acquisition of Redquartz, LTD, the Company’s Intelligent Traffic Systems related business has ceased and its SATCO subsidiary has been sold. Redquartz is inactive and does not generate any revenue for the Company.

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

Purchase Costs for the Acquisition of Terra Telecom, LLC (Terra)

The acquisition was effected on October 1, 2010 via a securities purchase/exchange agreement between Terra and EGPI. In the course of this acquisition, Terra security owners exchanged all outstanding security interests for 2,443 EGPI common shares. A portion of these shares is due on the acquisition date and the remaining pertains to contingent consideration as provided by the earn-out provisions of the agreement. This earn-out provision states that for a period of twenty-four months following the effective date, the owners of Terra will be entitled to receive payment in the form of additional common shares based upon the financial performance of Terra. The acquisition of Terra is not reflected in the accompanying financial statements of the Company due to the fact that the Company did not obtain control of the assets and liabilities of Terra or have operational control of the Terra leading up until the subsequent disposition on March 14, 2011. As a result of these facts and the fact that the business was subsequently shut down and entered bankruptcy, no earn-out is owed by the Company.

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

As noted herein Recent Developments regarding exiting our signalization line of business, the Company has been building new infrastructure for its oil and gas operations in 2012 and further we are again considering expanding and supporting our growth potential by development of its line of operations related to our recent acquisition strategy focused on the transportation industry serving federal DOT and state/local DOT agencies and or acquisition potentials having a presence in the telecommunications and general construction industries. There is no assurance we will continue into the signalization, telecommunications, and general construction line of business, and if we were to continue that such line would ultimately be successful.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We had a net loss on continuing operations in the fiscal year ended December 31, 2011 of $4,374,398 and a net loss on continuing operation in fiscal year ended December 31, 2010 of $3,588,418. As of December 31, 2011, we had a working capital deficit of $5,510,702. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2012 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2012. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2011 and continuing into 2012.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, or through other outside arrangements Such Officers and Directors include Dennis R. Alexander, Chairman, CEO and CFO, Melvena Alexander, Co-Treasurer, Secretary and Comptroller, David H. Ray, Executive Vice President, Director, and Co-Treasurer, Brandon D. Ray, Executive Vice President of Finance and Director. Other key services were provided by four or more, Executive Officers, Directors, consultants and advisors, and various subcontractors, which managed the business of the Company. These include one or more of the following named Officers or Directors, namely, Larry W. Trapp (through November 1, 2011), Executive Vice President, and Director, Mike Trapp, Director. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own, Vote, Or Represent Up To Approximately 92.15% Of the Company’s Issued and Outstanding Common and Series C Preferred Stock

The executive officers and directors of the Company currently beneficially own, vote, or represent up to approximately 92.15% of our outstanding common stock, which includes and voting power through issuance in the aggregate of 79,999 shares of our Series C Preferred Stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Other

The Company’s corporate parent operations during fiscal year ended 2011 did not retain any employees. Individual consulting firms owned by four key officers/directors along with four or more additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

Oil and Gas Properties, Leases, and Interests

I Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, West Central Texas

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

In 2009 and 2010 rehabilitation and enhancement programs were implemented included well repairs followed by frac treatment for each well, namely the McWhorter No. 1 Well with perforations in the Bend Conglomerate Formation at 4,060 to 4,068 feet, the Young No. 3 Well to produce at 2,530 feet depth in the Palo Pinto Lime, and the Boyett Well, to produce in the Caddo Lime at approximately 3,400 feet. Upon operations concluding the recompletion program it was ultimately determined in the fourth quarter of 2011 that after several attempts of clearing fluid to complete all three wells that the reservoirs were not commercially productive in the zones. The Young #1 remains a good candidate for a salt water disposal well for projects going forward.

For 2012 the Company is now advancing its planning for in-depth technical evaluations to be conducted on the two undeveloped Barnett Shale locations situated on the Boyette lease at the 5,500 ft. depth. Recent successes in the local Barnett wells have encouraged both management and its operator, to advance the timing on the Barnett evaluation. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of two Barnett horizontal wells. There have been recent Barnett wells in the area that have been productive in the oil segment / phase of the Barnett Shale that have justified the seismic study. The onsite seismic work is expected to commence within 90 days. Upon successful seismic testing the estimated costs or Authorization for Expenditure (AFE) for Barnet Horizontal Well program will be approximately $750,000 per each horizontal well considered to be drilled.

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

II. Acquisition of 75% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

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

Pursuant to the SPA each share of Series D Preferred Stock shall be convertible, at the sole option of the Investor or holder thereof, into share(s) of the Corporation’s Common Stock (“Conversion Shares”). The Conversion Formula at the time of any noticed and converted shall mean that the number of Conversion Shares (common stock) to be received by the holder of Series D Preferred Stock in exchange for each share of Series D Preferred Stock that such holder intends to convert pursuant to this provision, where such number of Conversion Shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1000) by i) .003 per share, ii) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The Company has agreed to keep a sufficient number of its common shares on hand for future conversions as listed in Section 1 of the SPA. The preferred stock was valued at fair value based on the use of a multinomial lattice model with computed the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity.  The total fair value of these preferred shares was computed to be $2,167,306.

For additional information please see the Section in “The Business” under the sub heading “2011 Work Program and Finance Costs Associated With Our Acquired Oil and Gas Interests in the Texas, J.B. Tubb Leasehold Estate.”

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

The following wells are located on the leases identified, above:

Well No.	API No.
Tubb Well #18-1	API 42-475-34136-0000
Crawar Well No.#1	API 42-475-33523
*Crawar Well No.#2	API 42-475-33611

*Highland Production Company(Crawar) #2 well-bore only, with depth of ownership 4700’ to 4900’ft. in well bore, described as: The Highland Production Company (Crawar) #2 well-bore, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

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

The Company attempts to maintain all of its operating wells in good working condition. Success Oil Co., Inc. (Success) a Texas corporation, and licensed operator, is familiar with the oil and gas business in the area. Success will operate the Company’s interests in the properties overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the Operating Agreement with the Company include:

Success is an independent contractor and operates the subject properties on a contract basis pursuant to the AAPL form operating agreement according to our share of Working Interests (75%) with a $550 per producing well per month overhead fee and $500.00 pumper fee per well (presently for 3 wells) respectively plus electricity, chemical treatment, and other intangible repair items. All other charges whether by Success, an affiliate of Success or third parties will be the responsibility of the working interest owners of the properties. Success will furnish the monthly Lease Operation Expense and various activity reports to the Company’s wholly owned subsidiary Energy Producers, Inc. Upon production being sold, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. Sunoco is initially designated as the gatherer for the oil and Targa Midstream for the natural gas. Success is to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), it collects and compiles the Joint Interest Billing (JIB) Statements and prepares certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

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

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

December 31, 2011
Well leases	$2,053,981
Well property and equipment	113,325
$2,167,306

Reserves- Oil and Gas Properties, Leases, and Interests Located in Ward, Callahan, Stephens, and Shakelford Counties, West Central Texas

Harper & Associates, Inc. completed the subject petroleum reserve report on April 9, 2012, in preparation for the US Form 10-K for Fiscal Year Ended December 31, 2011, to be filed by EGPI Firecreek, Inc. (“EGPI”). The evaluated properties are located in Shackelford and Ward Counties, Texas. Net oil and gas reserves herein represent a 100 percent portion of EGPI’s total reserves. The reserve estimations comply with the definitions of the U.S. Security Exchange Commission. Reserves are classified proved developed producing (“PDP”), behind-pipe (“PBP”) and undeveloped (“PUD”). Proved reserves are those reported where the level of certainty is at least 90 percent probable that the quantities actually recovered will equal or exceed the estimates. Also considered are probable undeveloped (“PbUD”) reserves. Probable reserves are those reported where the level of certainty is at least 50 percent probable and that the quantities actually recovered will equal or exceed the estimates reserves. Proved and probable quantities were determined using all geologic and engineering methods and procedures as considered necessary under the circumstances to prepare the report.

A summary of our conclusion with respect to EPGI net reserves and cumulative future cash flow (before U.S. federal income tax), undiscounted and discounted at 10% percent per year is as follows:

RESERVE SUMMARY

	PDP	PBP	PUD	PbUD	TOTAL, P1+P2
Well Completions	2	1	7	2	12
Net Oil, Bbls.	3,461	3,509	250,731	36,581	294,282
Net Gas, MCF	24,446	16,861	1,625,822		1,667,129

Revenue *($)
Oil	284,252	288,143	20,587,529	3,003,810	24,163,734
Gas	110,462	76,187	7,346,723	0	7,533,372
Total	394,714	364,330	27,934,252	3,003,810	31,497,106

Operating Expense ($)	204,576	196,442	4,482,172	816,000	5,699,190

Investments ($)	0	15,000	8,100,000	750,000	8,865,000

Future Cum Net Income ($)	190,137	152,889	15,352,080	1,437,810	17,132,916

Future Cum Net Income @ 10% DF ($)	174,015	121,773	6,908,982	567,145	7,771,915

Reserves and economic results for each reserve class are attached, along with a one-line summary. Individual well reserves are presented herein.

*Revenue is net of severance and ad valorem taxes.

ECONOMIC DISCLOSURES

All assumptions, lease descriptions and holdings, ownership, historical prices, operating lease cost, well planned investments and past production were appropriately presented by the Company. Interests were accepted as represented.

Price Parameters. EGPI’s 12-month average oil price is $91.54 and benchmark price is $94.55 per barrel of oil. EGPI’s

12-month average gas price is $5.31 and benchmark price is $4.38 per MCF of gas. Oil and gas revenue for a lease is based on the average of the monthly 2011 prices. Prices are not escalated. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered.

Cost Parameters. Well operating expenses are based on the knowledge and experience of our staff in the oil and gas operations of the subject counties. Expenses are recurring monthly values including G&A. Operating expenses and investments are not escalated. Production severance and ad valorem taxes are deducted from revenue.

Discount Factors. Discount factors are calculated at mid-year, compounded annually, and applied to yearly lump sum revenues, expenses and investments.

RESERVE DISCLOSURES

Reserve Estimation Uncertainties. The determination of the reserves is based on a petroleum engineering evaluation, supported by an independent geologic interpretation that involved direct and indirect characterization and estimates of reservoir properties. These properties are derived from data available at the time of preparation. One should not construe that the reserve quantities are exact. As additional data becomes available or well operating conditions change, the likely oil, condensate or gas recovery of a reservoir may change, and consequently reserve quantities change.

Regulation Effects. Reserves are based on the monthly quantities that can be produced above a lease economic limit, i.e. the “costs” attributed to a lease in the operation of the downhole and surface equipment. Regulations of government agencies that increase those “costs” will cause a reserve reduction. Possible changes to the current government regulations are not considered in the economic limits herein.

Reserve Evaluation Usage. Reserve estimates compile with the definitions of the U. S. Security Exchange Commission (“SEC”). The reserves and dollars reported herein are not determined for the following purposes: 1) litigation, 2) loan basis, and 3) market value estimate.

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

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Ward, Callahan, Stephens and Shackelford Counties, Texas, as of December 31, 2011.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Callahan County	80	25.6	-0-	-0-
Stephens and Shackelford Counties	40	12.8	120	38.4
Ward County	40	22.5	-0-	-0-
Total	120	60.9	120	38.4

Our Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006. Please see also “Certain Relationships and Related Transactions” for further discussion.

The Chief Executive Officer of the Company provided corporate office space through May 31, 2009 at no charge. There is a lease agreement in place for lease of the space beginning June 1, 2009 on a one year, renewable annually contract. The lease has been renewed as of June 1, 2011 for an additional year. $1,400 is paid monthly. Please see “Certain Relationships and Related Transactions”.

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

As of May 22, 2009 through February 2011 our headquarters for the Company’s Eastern based operations and M3 were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326,.The space was provided free of charge for all of 2010 and the two months of 2011 and as a result, no fees were paid. Please see “Certain Relationships and Related Transactions” for further discussion.

Property and Equipment-South Atlantic Traffic Corporation, (SATCO), a Wholly Owned Subsidiary of the Company

SATCO headquarters were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, with additional satellite offices in offices in Cocoa, FL / Englewood, FL / Woodstock, GA / Charlotte, NC and Fayetteville NC. The Georgia and North Carolina offices were closed during the year 2010. A Florida office was closed in January 2011. The Company had non-cancelable operating leases, primarily for remaining office space and certain office equipment. The operating leases generally contain renewal options for periods ranging from three months to two years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $68,728, $39,755 and $0 the years ended December 31, 2009, 2010 and 2011, respectively. The leases have been settled and terminated as of December 31, 2010.

Please see also “Certain Relationships and Related Transactions” for further discussion.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

In April 2010 the SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Acuity Brands Lighting Inc. (“Acuity”) is seeking a judgment to collect amounts owed to Acuity by SATCO. Jesse Joyner, James Stewart Hall and Michael Hunter were also named on the lawsuit as each of the previous owners of SATCO had personal guarantees contained in the agreement between Acuity and SATCO. The previous owners of SATCO were indemnified for the personal guarantees in the Stock Purchase Agreement between the Company and SATCO. On August 24, 2010, a default judgment was awarded to Acuity in the amount of $182,608. Since the date of the default judgment, $61,554 has gone towards the payment of the judgment. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

In May 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,190. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

In July 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit notice on behalf of our SATCO subsidiary whereas Pelco Products, Inc. (“Pelco”) is seeking a judgment to collect amounts owed it from SATCO in the total aggregate amount of $26,229, and subsequent thereto a Default Journal Entry of Judgment was filed on September 3, 2010. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company is current in its payment through April 20, 2012. The entire amount owed is accrued in notes payable in the financial statements.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012.

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

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of April 2012, the Company has not received further communications with respect to Nu-Horizons.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position and which position has not changed through April 2012.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”) seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position. The promissory note is recorded as a liability in the financial statements.

In February 2012 the Company received a lawsuit notice on behalf of itself by Morrell Saffa Craige, PC (“Morrell”) seeking the recovery of legal fees in the approximate sum of $25,000.00 owed to the Plaintiff in connection with its successful defense of a lawsuit styled Thermo Credit, LLC v. EGPI, et al. The Company owes the above fees and intends on paying the bill in full. The amount is recorded in the financial statements in accounts payable.

In January, 2012 a lawsuit was filed in the Middlesex County, Massachusetts Superior Court by Joshua White, against Terra Telecom and the Company. Mr. White was a former employee of Terra Telecom and not the Company. Mr. White alleges the Company should be liable to him for the acts of Terra Telecom. A Motion to Dismiss has been filed for lack of jurisdiction on behalf of the Company, which the Company believes will be granted. In any event the Company believes it has no liability and will defend vigorously if, for some reason, the Motion to Dismiss is not granted. The Company sold its interest in Terra Telecom in March of 2011.

ITEM 4.

Removed and reserved.

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

2012	High	Low
First Quarter	$.0024	$.0005

Year Ended December 31, 2011	High	Low

First Quarter	$.0119	.0011
Second Quarter	.0011	.0001
Third Quarter (JULY 1 THRU JULY 6)	.0001	.0001
*Third Quarter (JULY 7 THRU SEPT. 30)	.1350	.0075
*Fourth Quarter	.0101	.0009

*Reflects Prices for the Period - After a One for Five Hundred (1:500) Reverse Stock Split Effective July 7, 2011.

Year Ended December 31, 2010	High	Low

First Quarter	$0.0600	$0.0070
Second Quarter	0.0209	0.0042
Third Quarter	0.005	0.0007
Fourth Quarter (OCT. 1 THRU NOV. 8)	0.0006	0.00027
*Fourth Quarter (NOV. 9 THRU DEC. 31)	.025	.0042

*Reflects Prices for the Period - After a One for Fifty (1:50) Reverse Stock Split Effective November 9, 2010.

Year Ended December 31, 2009	High	Low

First Quarter	$0.1600	$0.0300
Second Quarter	0.1200	0.0300
Third Quarter	0.1900	0.0500
Fourth Quarter	0.0950	0.0510

As of March 31, 2012, the Company had issued and outstanding 453,093,743 shares of its common stock held by approximately 3,738 holders of record, no shares of Series A or B preferred stock outstanding, 87,143 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	1	$	n/a		-0-
2004 Stock Incentive Plan 2	0	$	n/a		-0-
2005 Stock Incentive Plan (1)	1		$80	*	-0-
2009 Stock Incentive Plan	400		$1.50		-0-
2011 Stock Incentive Plan	7,500,000		0.012		5,324,999
Total for Plans Filed On Form S-8	7,500,401	$			5,324,999

Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	0	$	n/a		-0-
DLM Asset Management,-Warrant (2)(7)	0	$	n/a		-0-
Tirion Group, Inc.-Warrant (2)(7)	0	$	n/a		-0-
John R Taylor-Option (4)	0	$	n/a		-0-
William E. Merritt-Option (4)	0	$	n/a		-0-
George B. Faulder-Option (4)	0	$	n/a		-0-
Dr. Mousa Hawamdah-Option (4)	0	$	n/a		-0-
James Barker-Option (4)	0	$	n/a		-0-
Charles Alliban-Option (4)	0	$	n/a		-0-
Dennis R. Alexander-Option (4)	0	$	n/a		-0-
Gregg Fryett-Option (4)	0	$	n/a		-0-
Peter Fryett-Option (4)	0	$	n/a		-0-
Joseph M. Vasquez (10)	0	$	n/a		-0-
Barclay Lyons LLC -Warrant (11)	40		$25,0000		20,000
Barclay Lyons LLC -Warrant (12)	40		$31,250		20,000
The Ep Group. -Warrant (11)	40		$25,000		20,000
The Ep Group. -Warrant (12)	40		$31,250		20,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (11)	40		$25,000		20,000
War Chest Capital Multi Strategy Fund, LLC -Warrant (12)	40		$31,250		20,000
Vincent & Rees, L.P. (13)	0		$0.039		259,631
Chienn Consulting Company, LLC (13)	0		$0.039		259,631

(ii) Equity compensation plans not approved by security holders		$
M. Herzog-Option (3)	0	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	0	$	n/a		-0-
M. Alexander-Option (3)	0	$	n/a		-0-
D. Kronenberg-Option (3)	0	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)	0
L. Trapp-Option (3)	0	$	n/a		-0-
T. Richards-Option (3)	0	$	n/a		-0-
Bradley Ray-Option (3)	0	$	n/a		-0-
Steven Antebi-Warrant (2)	0	$	n/a		-0-
Sapphire Consultants-Warrant (2)(6)	0	$	n/a		-0-
Confin International Inv.-Warrant (2)(6)	0	$	n/a		-0-
John Brigandi-Warrant (2)	0	$	n/a		-0-
Steven Antebi-Warrant (8)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Total (1)	240		$28,125	**	240

1a.) Information listed under column (a), (b) and (c) reflects adjustment for 1:200 post reverse split (one (1) share for two hundred (200)) share basis, effective on October 8, 2008, a 1:50 post reverse split (one (1) share for fifty (50) share basis, effective on November 9, 2010, and a 1:500 post reverse split (one (1) share for five hundred (500) share basis, effective on July 7, 2011.

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

(10) On February 1, 2009, the Company entered into an Advisory Service Agreement with Joseph M. Vazquez. As part of the terms of the Agreement the Company issued to Mr. Vasquez three year warrants to purchase 500,000 shares at $1.00 per share exercise price for the underlying common shares. These options have expired on February 1, 2012.

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

(13) Pursuant to an Engagement Letter Agreement with Vincent & Rees L.P. and a General Consulting Agreement with Chienn Consulting Company, LLC the Company granted to each entity, a cashless option to purchase 0.5% of the Company’s common stock for $10,000 (“the Option”). Terms for the option: The option will vest on September 1, 2010 and shall expire three (2.5) years from the date thereof. The cap for the option shall be $150,000. The options were cancelled by notice to the company on May 4, 2011 by Vincent & Rees, L.P. and Chienn Consulting Company, LLC.

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

***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

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

Through 2009 and in addition to activities discussed above, we continued our previous decisions to limit and wind down the historical pursuit of our oil and gas projects overseas in Central Asian and European countries and sold off our then oil and gas subsidiary unit Firecreek Petroleum, Inc., but did retain certain first right of refusal to overseas projects (see discussion further in this report). In late 2009 and in 2010, the Company began pursuing a reentry to the oil and gas industry on a domestic basis as the Company’s second line of business and which was part of our ongoing strategic plans. On December 31, 2009, the Company, through its wholly-owned subsidiary, Energy Producers, Inc., effectively acquired a 50% working interest and corresponding 32% revenue interest in certain oil and gas leases, reserves and equipment located in West Central Texas (see additional information in the Section on “The Business”, “Recent Developments”, “Description of Properties” and elsewhere in this document.

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

Toward further development of our oil and gas line of business, in June 2010, the Company acquired all of the issued and outstanding stock of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation. In the course of this acquisition, Chanwest stockholders exchanged all outstanding common shares for the Company’s common shares. Chanwest will provide services for drill site preparation to clear and lay pipeline (gathering systems) for operators. Chanwest operations can provide for services to maintain lease roads, set power poles and clean up oilfield spills. Chanwest works with operators or lease owners by purchase order or contract with major oil fields. The Company will continue to work with Chanwest to develop its plans for new growth for 2011 (see additional information in the Section on “The Business” and in our Current Report on Form 8-K filed on June 16, 2010, and information contained in our Form 10-Q filed November 22, 2010, and elsewhere in this document.

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

In an effort to establish an alternative energy division, in February 2011, the Company entered into an Agreement to acquire all 100% of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 (the “Company”), and the owners of Membership Interests of the Arctic Solar Engineering LLC and its member interests as an integrator of Solar Thermal Energy technology. Solar Thermal Energy (“STE”) is believed to be the most efficient and economical method of capturing and using renewable thermal energy created by the sun every day of the year. The solar collectors that are used capture all visible and non-visible wave lengths of sun light and covert the light into energy at 90% efficiency. Energy created by ASE’s STE Systems store that energy in water (or other similarly inexpensive storage mediums) and then use that energy in its direct form to heat water, heat space and cool spaces. According to the US Department of Energy, this accounts for 70% of all energy used in commercial and residential structures in the United States.

In September 2010 the Company entered into a term sheet and subsequently later in March of 2011, entered into a Series D Stock Purchase Agreement (“SPA”) with Dutchess Private Equities Fund, Ltd. (“Investors”) pursuant to which the Investors and its wholly-owned subsidiary Ginzoil, Inc, (GZI) agreed to sell to the Company’s wholly owned subsidiary unit Energy Producers, Inc. (“EPI”) a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8,500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, EPI will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft. For further discussion see the Section on “Recent Developments”, “The Business”, and elsewhere in this document.

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

2009 Merger Acquisition with M3 Lighting, Inc.

On May 21, 2009, EGPI Firecreek, Inc., a Nevada corporation (the “Company” or “Registrant”), Asian Ventures Corp., a Nevada corporation (the “Subsidiary”), M3 Lighting, Inc., a Nevada corporation (“M3”), and Strategic Partners Consulting, L.L.C., a Georgia limited liability company (“Strategic Partners”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby M3 merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”). M3 was unsuccessful in its strategy to acquire a series of businesses in this industry and during the year ended December 31, 2011 was inactive. Further Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively, and additional information can be found in our Form 10-K annual report filed on April 15, 2010, and incorporated herein by reference.

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

Completion of Redquartz LTD Acquisition

On March 3, 2010, the Company acquired Redquartz LTD, a company formed and existing under the laws of the country of Ireland. Redquartz LTD has been in business for 45 years, is known internationally and is our entrance into the European markets with respect to Intelligent Traffic Systems (ITS) and the transportation industry as well as expanding our relationship recently established with Cordil, Inc. for the products sold by South Atlantic Traffic Corporation (SATCO), a wholly owned subsidiary of the Company. Subsequent to the acquisition of Redquartz, LTD, the Company’s Intelligent Traffic Systems related business has ceased and its SATCO subsidiary has been sold. Redquartz is inactive and does not generate any revenue for the Company. For further information please see our Current Report on Form 8-K filed on March 11, 2010, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

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

Completion and Entry into a Definitive Agreement with Terra Telecom, LLC.

On October 1, 2010, EGPI Firecreek, Inc. (“Purchaser”) executed a Securities Purchase / Exchange Agreement (“SPA”) with the owners (“Sellers”) of Terra Telecom, LLC, an Oklahoma limited liability company, located at 4510 South 86th East Ave, Tulsa, Oklahoma, 74145 ( “Terra”) to acquire all of the outstanding stock of Terra, and 100% of the total LLC membership units existing thereof. All assets and liabilities of Terra, other than information listed in the SPA are considered to be transferred to the Purchaser. The acquisition of Terra is not reflected in the accompanying financial statements of the Company due to the fact that the Company did not obtain control of the assets and liabilities of Terra or have operational control of the Terra leading up until the subsequent disposition on March 14, 2011. As a result of these facts and the fact that the business was subsequently shut down and entered bankruptcy, no earn-out is owed by the Company. For more information on Terra, please see our Current Report on Form 8-K, Form 8-K/A (amendment no. 1), and Form 8-K/A (amendment no. 2) filed on October 7, 2010, December 7, 2010, and March 22, 2011, respectively, and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

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

RESULTS OF OPERATIONS – December 31, 2011 Compared to December 31, 2010

Total revenue for the sales attributable to lighting and signalization business in fiscal year 2011 was $0 compared to $1,485,044 in total revenue for the year 2010, which have been included as a discontinued operations. The SATCO subsidiary was disposed of in the first quarter of 2011.

Total revenues from other business activities were $293,712 in fiscal year 2011 and $15,705 in fiscal year 2010. The revenue in fiscal year 2011 pertained to oil and gas production activities of $246,350 and sales and installation of solar electricity generating equipment of $47,362. The revenue of $15,705 in fiscal year 2010 pertained to services provided to oil and gas companies. The revenue increase pertaining to oil and gas production pertains to the acquisition of the Tubb property and the sales and installation of solar electricity generating equipment pertains to the acquisition of Arctic Solar Engineering, LLC.

General administrative expenses used in calculating income from continuing operations were $2,009,992 in 2011 compared to $2,177,093 in 2010. The Company has treated the General and Administrative expenses of its SATCO subsidiary as a discontinued component and included these expenses in the loss from discontinued operations.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-11	31-Dec-10

Advertising & promotion	$18,415	$22,490
Administration	576,336	544,796
Consulting	276,184	643,305
Depreciation/Amortization	475,760
Rent and utilities	17,862	16,800
Investor incentives/commissions		300,733
Professional fees	803,783	613,309
Salaries		4,325
Travel costs	5,152	31,335
Total	$2,136,451	$2,177,093

Advertising and Promotion costs of $18,415 were used for investor relations and market awareness.

Administration Costs of $576,336 were used for office and general operating expenses of which $10,169 was used for the costs related to the reverse stock split.

Consulting Fees of $276,184 were incurred for consulting and advisory fees for business management activities.

Professional Fees of $803,783 ,were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

No salaries or benefits were paid to employees in 2011.

Travel costs used $5,152 for business trips.

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $4,374,398 in 2011 as compared to a loss from continuing operations of $3,588,418 in fiscal 2010.

Interest expense for fiscal year 2011 was $1,302,257 compared to $236,992 in fiscal year 2010. The financial results of SATCO are included in the loss from discontinued operations of $602,885 in fiscal year 2011 and $899,036 in fiscal year 2010.

The Company incurred a net loss of $4,977,283 in fiscal year 2011 compared to net loss of $4,487,454, in fiscal year 2010.

Fully diluted income (loss) per share was ($0.29) loss per share in fiscal year 2011 compared to loss of ($4.27) per share in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2011 was $2,696 compared to $9,272 at the beginning of the year. The Company had working capital deficit of $5,508,006 at December 31, 2011 compared to a working capital deficit of $7,048,737 at December 31, 2010.

Cash used by operating activities was $627,760 for the year ended December 31, 2011, compared with $1,189,179 used for the year ended December 31, 2010.

The Company received new loans in fiscal year 2011 of $844,021 compared to $2,417,562 in fiscal year 2010 by issuing promissory notes.

Total assets decreased to $2,704,748 at December 31, 2011 compared to $3,662,187 at the beginning of the year mainly as a result of the disposal of the SATCO subsidiary despite the acquisition of Arctic Solar Engineering, Inc. and the Tubb oil and gas leases.

Shareholders’ equity decreased to a deficit of $4,678,508 at December 31, 2011 from $3,531,948 at December 31, 2010.

Finally, we recorded a net loss during 2011 of $4,977,283 compared with a net loss during 2010 of $4,487,454.

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

For financing activities in 2011, management obtained $844,021 by issuing Promissory Notes. Proceeds were used for acquisitions and working capital.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, and its rebuilding proposed for Telecom, ITS / DOT business operations and activities, acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2012.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.

CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND DECEMBER 31, 2010

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F2-F3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F6-F7

Consolidated Statement of Changes in Shareholders’ Deficit	F-8

Notes to the Consolidated Financial Statements	F-9 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2011 and 2010, and the results of its operations, cash flows, and changes in shareholders’ deficit for the years then ended described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 7, 2012

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and December 31, 2010

	12/31/11	12/31/10
ASSETS

Current assets:
Cash	$2,696	$9,272
Accounts receivable	-	14,835
Prepaid expenses	-	5,900
Current assets held for sale
Cash	-	658
Accounts receivable	-	111,568
Prepaid expenses	-	3,165

Total current assets	$2,696	$145,398

Other assets:
Investment in Terra Telecom, Inc.	-	18,000
Fixed assets - net	577,958	568,560
Oil and natural gas properties – proved reserves	2,124,094	163,500
Other assets held for sale
Intangible Assets – net of amortization	-	2,745,260
Fixed assets - net	-	21,469
Total other assets	2,702,052	3,516,789
Total assets	$2,704,748	$3,662,187

See the notes to the consolidated financial statements

EGPI Firecreek, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and December 31, 2010

	12/31/11	12/31/10

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,066,424	$558,489
Notes payable	2,767,589	3,307,224
Convertible notes, net of discount	480,221	44,490
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	477,876	188,718
Derivative Liabilities	639,859	823,846
Asset retirement obligation	21,861	5,368
Current liabilities associated with assets held for sale
Accounts payable & accrued expenses	-	2,209,128
Total current liabilities	$5,510,702	$7,194,135

Commitments and contingencies:

Series D preferred stock,2.5 million authorized, par value $0.001, convertible into common shares, 2,490 and 0 shares issued and outstanding at December 31, 2011 and December 31,2010, respectively.	1,872,554	-

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$-	$-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 87,142 and 14,286 shares outstanding at December 31, 2011 and 2010, respectively	87	14
Common stock- $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding, 99,648,493 at December 31, 2011 and 103,831 at December 31, 2010	99,648	104
Additional paid in capital	29,668,977	25,951,275
Other comprehensive income	214,499	219,209
Common stock subscribed	1,466,364	1,448,250
Contingent holdback	2,000	2,000
Accumulated deficit	(36,130,083)	(31,152,800)
Total shareholders' deficit	(4,678,508)	(3,531,948)

Total Liabilities & Shareholders' Deficit	$2,704,748	3,662,187

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and December 31, 2010

	For the twelve months ended	For the twelve months ended
	12/31/11	12/31/10

Revenues

Gross revenue from services rendered	$-	$15,705
Gross revenues from oil and gas sales	246,350	-
Gross revenues from sales	47,362	-
Total revenue	293,712	15,705

Cost of sales
Cost of sales	(100,790)	-
Well operation costs	(264,556)	-
Gross margin	(71,634)	15,705

General and administrative expenses:
Impairment of goodwill	22,119	10,678
Impairment of oil and gas reserves	163,500	-
Impairment of intangibles	309,816	26,839
General and administrative expenses	1,641,016	2,139,576
Total general & administrative expenses	(2,136,451)	(2,177,093)

Net loss from operations	$(2, 208,085)	$(2,161,388)

Other revenues and expenses:
Gain (loss) on asset disposal	31,970	-
Interest expense	(1,302,257)	(236,992)
Other income (expense)	1,339	-
Gain (Loss) on settlement of debt	(1,368,198)	(656,192)
Gain (Loss) on derivatives	470,833	(533,846)
Net loss before provision for income taxes	$(4,374,398)	$(3,588,418)

Provision for income taxes	-	-

Loss from continuing operations	(4,374,398)	(3,588,418)

Loss from discontinued operations	(602,885)	(899,036)

Net loss	$(4,977,283)	$(4,487,454)

Foreign currency translation	(4,710)	219,209

Net comprehensive loss	(4,981,993)	(4,268,245)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.26)	$(3.42)
Basic and diluted loss per share from discontinued operations	$(0.03)	$(0.85)
Basic and diluted net loss per share	$(0.29)	$(4.27)

Weighted average of common shares outstanding:
Basic and fully diluted	17,258,287	1,050,634

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and December 31, 2010

	For the twelve months ended	For the twelve months ended
	12/31/11	12/31/10
Operating Activities:

Net income (loss)	$(4,977,283)	$(4,487,455)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment of goodwill	22,119	444
Impairment of intangibles	309,816	26,839
Impairment of oil and gas reserves	163,500	-
Impairment of fixed assets	-	3,621
Accretion of asset retirement obligation	4,617	-
Common shares issued for services	35,303	726,733
Preferred shares issued for services	75,000	162,000
Gain on conversion of preferred stock	(14,242)	-
Gain on change in derivative	(470,833)	533,846
Loss on settlement and conversion of debt	1,382,440	904,591
Promissory notes issued for services	330,000	-

(Gain) loss on disposal of fixed assets	-	(2,927)
Depreciation	98,615	56,344
Depletion	112,293	-
Amortization of intangibles	88,569	73,601
Amortization of debt discount	769,772	44,490

Bad debt expense	218,473	(221,095)
Imputed interest	49,149	-
Loss on disposition of SATCO	586,924	-
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	(31,970)	-
Changes in other operating assets and liabilities:
Accounts receivable	139,248	833,858
Inventory	30,627	66,290

Accounts payable and accrued expenses	493,637	(132,660)
Accounts payable and accrued expenses - related party	(49,370)	183,800
Prepaid expenses	5,836	38,501
Other assets	-	-

Net cash used by operations	(627,760)	(1,189,179)

Investing Activities:

Acquisition of fixed assets	-	(57,000)
Cash paid for development of oil & gas properties	(165,162)	-
Cash acquired in Arctic Solar Engineering acquisitions	538	-

Net cash used by investing activities	(164,624)	(57,000)

Financing Activities:
Proceeds from the sale of stock	-	61,004

Principal payments on debt	(39,834)	(1,453,426)

Principal payments on debt - related parties	(13,669)	(6,523)
Borrowings on debt	516,082	2,417,562
Borrowings on debt-related parties	327,939	-

Net cash provided by financing activities	790,518	1,018,617

Foreign currency translation	(4,710)	219,209

Net increase (decrease) in cash during the period	$(6,576)	$(8,353)

Cash balance at January 1st	9,272	17,625

Cash balance at December 31st	$2,696	$9,272

Supplemental disclosures of cash flow information:
Interest paid during the year	$38,733	$3,400
Income taxes paid during the year	$-	$-

Non-cash activities:

Common stock issued for:
Debt conversion and settlement	1,640,063	3,153,255
Preferred stock conversion	704	-
Chanwest acquisition	-	268,276
Redquartz acquisition	-	4,464,400
Arctic Solar acquisition	49,800	-
Shareholders of Terra Telecom, Inc.	18,000	-
Exchange of PP&E for loan payable	-	200,000
Assets acquired in capital lease	-	56,872
Discount on notes payable	610,451	290,000
Adjustment to asset retirement obligations	11,876	1,031
Adjustment due to settlement of derivative liability	603,401	-
Accounts payable converted to promissory notes	215,525	-
Investment in Terra Telecom, Inc. by common stock subscribed	-	18,000
Preferred shares subscribed to acquire oil and gas lease	2,167,296	-

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the period from December 31, 2009 to December 31, 2011

							Other
							Compre-	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	hensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2009	5,000	5	2,059	2	25,723,862	(26,665,346)	-	1,036,224	-	94,747
Issued common shares for services			5,132	5	726,728					726,733
Issued common shares for cash			93	1	61,003			(47,504)		13,500
Issued common shares for settlement of debt			95,747	95	3,647,092			410,659		4,057,846
Issued preferred shares for services	9,286	9			161,991					162,000
Investment in Terra Telecom, Inc.								18,000		18,000
Redquartz acquisition					(4,464,400)					(4,464,400)
Chanwest acquisition			800	1	94,999			30,871	2,000	127,871
Other comprehensive loss							219,209			219,209
Net loss for the fiscal year						(4,487,454)				(4,487,454)

Balance at December 31, 2010	14,286	$14	103,831	$104	$25,951,275	$(31,152,800)	$219,209	$1,448,250	$2,000	$(3,531,948)
Issued common shares for services			2,181,259	2,181	38,726			(10,656)		30,251
Issued common shares for settlement and conversion of debt			96,050,259	96,050	2,879,256			46,770		3,022,076
Issued preferred shares for services	72,856	73			74,927					75,000
Issued common shares to shareholders of Terra Telecom,Inc.			2,443	2	23,050			(18,000)		5,052
Arctic Solar Engineering, Inc. acquisition			12,000	12	49,788					49,800
Issued common shares for conversion of preferred stock			1,298,701	1,299	(595)					704
Adjustment due to derivative liability					603,401					603,401
Imputed interest					49,149					49,149
Other comprehensive loss							(4,710)			(4.710)
Net loss for the fiscal year						(4,977,283)				(4,977,283)
Balance at December 31, 2011	87,142	87	99,648,493	99,648	29,668,977	(36,130,083)	214,499	1,466,364	2,000	(4,678,508)

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

1.	Organization of the Company and Significant Accounting Principles

The Company was incorporated in the State of Nevada in October 1995. Effective October 13, 2004 the Company, previously known as Energy Producers Inc., changed its name to EGPI Firecreek, Inc.

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

On March 2, 2011 the Company obtained a consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock to acquire an interest in an oil and gas lease from Dutchess Private Equities Fund, Ltd., and ii) for the Board of Directors to be able to authorize any and all capitalization of the Company going forward without the need for shareholder approval, and further authorized for the Board of Directors to set all rights, preferences, and designations, for and in behalf of any class of the Company’s common or preferred stock, and as may be required or as necessary in the best interest of the Company.

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

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Oklahoma Telecom Holdings, Inc. an Oklahoma corporation, formerly known as Terra Telecom, LLC., an Oklahoma limited liability company and Terra Telecom, Inc. (“TTI”), to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on “The Business”, and “Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On July 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 5,000,000,000 from 3,000,000 and is authorized to issue 60,000,000 shares of preferred stock that has a par value of $0.001 per share.

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

Revenue and Cost Recognition-

➢ Oil and gas: Revenue is recognized from oil and gas sales at such time as the oil and gas is delivered to the buyer. Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

➢ Oilfield services: Revenue from services is recognized when an arrangement exists, the services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

➢ Product sales/installation: Revenue from product sales or installation pertaining to solar panels and equipment are recognized with an arrangement exists, the product is delivered or installed, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash Equivalents-The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2011 and 2010.

Accounts Receivable-The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $118,473 and $207,983 at December 31, 2011 and 2010, respectively.

Inventory-Inventories consist of merchandise purchased for resale and are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories were acquired with the acquisition of Arctic Solar Engineering, LLC and were sold during the period.

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

Asset Retirement Obligations (“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2011 and 2010, the ARO of $21,861 and $5,368 is included in liabilities and fixed assets.

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

Stock-Based Compensation- The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Sholes option pricing model. The Black-Sholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Sholes model is also used for our valuation of warrants.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$824,000	$-
Goodwill (non-recurring)	$-	$-	$2,001,840	$-
Derivatives (recurring)	$-	$-	$823,846	$(533,846)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$(309,816)
Goodwill (non-recurring)	$-	$-	$-	$(22,119)
Derivatives ( recurring)			639,859	470,833

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

Goodwill and Other Intangible Assets - The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed during the year ended December 31, 2010 pertaining to SATCO resulted in no impairment. The Company’s evaluation of goodwill completed at December 31, 2010 pertaining to Chanwest resulted in a full impairment. This impairment was recorded as a reduction in the contingent holdback shares previously recorded in equity of $10,234 and an impairment expense of $444. The Company’s evaluation of goodwill and intangible assets completed during the year ended December 31, 2011 pertaining to Arctic Solar Engineering, LLC resulted in an impairment of goodwill of $22,119 and an impairment of intangibles of $309,816.

As of December 31, 2011 and December 31, 2010, amortizable intangible assets consist of trade names, customer contracts, patents and Non-compete clause. These intangibles are being amortized on a straight-line basis over their estimated useful lives of 3-5 years. For the year ending December 31, 2011 the Company recorded amortization of our intangibles of $88,569 as compared to amortization of $73,601 for the year ending December 31, 2010. Note 15 includes the balances of all intangibles as of December 31, 2011 and December 31, 2010. The useful lives pertaining to the intangible assets amortized are as follows:

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

Recent accounting pronouncements - In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

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

3.     Common Stock Transactions and Reverse Stock Split

During the year ended December 31, 2010, the Company issued 5,132 shares of common stock for services that were expensed and valued at $726,733 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2010, the Company issued 93 shares of common stock. The company received $47,504 and $13,500 in cash in the year ended December 31, 2009 and 2010, respectively. The cash received in the year ended December 31, 2009 was reflected in common stock subscribed at December 31, 2009 in the amount of $47,504.

During the year ended December 31, 2010, the Company granted $4,057,846 in common stock to extinguish debt of $3,153,255 resulting in a loss on extinguishment of debt of $904,591 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged. Only a portion of the total shares were issued during the year. 95,747 common shares valued at $3,647,187 were issued during the year ended December 31, 2010. The remaining 21,666 common shares to be issued, with a fair value of $410,659, are recorded in common stock subscribed as of December 31, 2010.

During the year ended December 31, 2010, the Company granted 1,200 shares of common stock as payment to acquire Terra Telecom, Inc. The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $18,000. As of December 31, 2010, these shares have not been issued and are recorded in common stock subscribed.

During the year ended December 31, 2010, the Company granted 826 shares as payment to acquire Chanwest Resources with a total value of $125,871 based on the closing price of the Company’s common stock at the acquisition date. As of December 31, 2010, the Company issued 800 shares of common stock valued at $95,000. The remaining $30,871 is recorded as common stock subscribed at December 31, 2010. The company also recorded $2,000 in other equity for the fair value of the contingent consideration pertaining to the pool of shares set aside for the employees of Chanwest as part of the acquisition.

On November 9, 2010, the Company affected a 1 share for 50 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

During the year ended December 31, 2011, the Company issued 2,181,259 shares of common stock for services that were expensed in the current year in the amount of $30,251. The value of the shares expensed in the prior year reduced the amount of common stock subscribed by $10,656 in the current period. All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2011, the Company granted $3,022,076 in common stock to extinguish debt of $1,640,063 resulting in a loss on extinguishment of debt of $1,382,440 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged. Only a portion of the total shares were issued during the year. 96,050,259 common shares were issued during the year ended December 31, 2011. The remaining common shares to be issued have a fair value of $46,770 and are recorded in common stock subscribed as of December 31, 2011.

During the year ended December 31, 2011, the Company granted 12,000 shares of common stock as payment to acquire Arctic Solar Engineering, LLC. The fair value of these shares was recorded based on the closing price of the Company’s common stock on the date of closing, resulting in a value of $49,800. During the year ended December 31, 2011, these shares were issued.

During the year ended December 31, 2011, the Company issued 2,443 shares of common stock valued at $23,052. A portion of these shares, 1,200, was granted in the prior period and recorded in common stock subscribed in the amount of $18,000. The remaining portion was granted in the year ended December 31, 2011. The stock was valued based upon the closing price of the Company’s common stock at the grant date.

During the year ended December 31, 2011, the holder converted 10 shares of its series D preferred stock by issuing 1,298,701 common shares. The conversion was executed outside of the terms of the convertible preferred stock and a gain of $14,242 resulted.

During the year ended December 31, 2011, the Company recorded an additional amount of $603,401 to additional paid in capital related to the fair market value of the conversion of debts that were included in the derivative liability on the conversion date. The Company also recorded $49,149 in imputed interest as an increase to additional paid in capital related to loans that did not carry a market rate of interest or were non-interest bearing.

On July 7, 2011 the Company affected a 1 share for 500 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

4.      Preferred Stock Series A, B, C and D Transactions

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

During the year ended December 31, 2011, 72,856 shares of Series C preferred stock were issued for services rendered. The preferred stock was valued at $75,000 based on an estimate of fair market value on the date of grant. The holders of Series C preferred stock represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions. The Company performed the valuation with the assistance of a valuations expert.

Series D preferred stock: Effective March 2, 2011 EGPI Firecreek, Inc. (the “Company”) obtained consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock. There are 2.5 million Series D preferred stock authorized for issuance, par value $.001, and each share of Series D Preferred Stock is convertible into common shares, where such number of shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1,000) by 1) $0.003 per share, or 2) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The 2,500 shares authorized have been issued to purchase an interest in a producing oil and gas property. The preferred stock was valued at fair value by calculating the face value of the preferred stock, $2,500,000, subtracting a discount due to lack of marketability of 24.5%, yielding $1,887,500 value of the preferred stock and adding the value of the embedded derivative of $279,796. The derivative was valued based on the use of a multinomial lattice model with the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity. The preferred shares include anti-dilution protection if any future issuances occur for a lower price. The total fair value of these preferred shares was computed to be $2,167,306, including the derivative liability. A portion of this value, $279,796, was bifurcated at the grant date and included in the derivative value. This portion pertains to the anti-dilution protection and is marked to market each period as a component of the derivative value.

The Company classified the series D preferred stock in temporary equity. This classification is due to the fact that the shares are redeemable at the option of the holder, the Company is permitted to settle the redemption amount in cash or by delivery of a variable number of its common shares with an equivalent value, and there is no limit on the number of shares that could potentially be issuable under this agreement.

During the year ended December 31, 2011, the Company converted 10 shares of its series D preferred stock by issuing 1,298,701 common shares. The conversion was executed outside of the terms of the convertible preferred stock and a gain of $14,242 resulted.

5.      Fixed Assets

The following is a detailed list of fixed assets:

	12/31/2011	12/31/2010
Property and equipment	540,307	$539,970
Well equipment	174,825	61,500
Accumulated depreciation	(137,174)	(38,278)

Fixed assets - net	$577,958	563,192

During the year ended December 31, 2010, the Company acquired $539,970 in property and equipment related to the acquisition of Chanwest Resources.

During the year ended December 31, 2011, the Company acquired $113,325 in well equipment as part of the acquisition of the Tubb oil and gas interest. See notes 6 and 9 for additional details of this acquisition.

Depreciation expense was $98,615 and $56,344 for the year ended December 31, 2011 and 2010, respectively.

6.	Oil and Gas

Oil and gas related activity for the years ended December 31, 2011 and 2010 is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Development costs paid in cash	$165,162	$-
Purchases of oil and gas properties through the issuance of preferred stock	2,053,981	-
Capitalized asset retirement obligations	11,876	-
Total purchase and development costs, oil and gas properties	$2,231,019	$-

Oil and Gas Properties:	December 31, 2011	December 31, 2010

Oil and gas properties – proved reserves	$2,053,981	$163,500
Development costs	165,162	-
Accumulated depletion	(109,520)	-

Oil and gas properties - net	$2,109,623	$163,500

On March 1, 2011, the Company acquired a 75% working interest and 56.25% net revenue interest in oil and gas reserves of $2,053,981 by issuing 2,500 shares of its series D preferred stock. This interest is in the J.B. Tubb Leasehold Estate/Amoco Crawar field located in the Permian Basin in Ward County, Texas (“Tubb property”). See note 9 for additional details of this acquisition.

During the year ended December 31, 2011, the Company impaired the oil and gas reserves in the amount of $163,500 pertaining to its Whitt property that was originally acquired in 2009.

Depletion expense was $112,293 and $0 for the year ended December 31, 2011 and 2010, respectively.

The company paid $165,162 and $0 in development costs during the year ended December 31, 2011 and 2010 to bring additional reserves into production.

7.     Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant for those warrants issued during the year ended December 31, 2009. There is no formal stock option plan for employees. The warrants issued during the years ended December 31, 2011 and 2010 were included in the fair value calculation of the derivative liability. This is due to the fact that an embedded derivative existed during this fiscal year that tainted the equity environment, causing all dilutive securities to be included in the derivative liability.

A listing of options and warrants outstanding at September 30, 2010 is as follows. Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 50 reverse split and the 1 for 500 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2009	263	$59.26	2.89

Issued	1,039
Exercised	0
Expired	(3)

Outstanding at December 31, 2010	1,299	$11.20	1.87

Issued	8,617
Exercised	0
Expired /cancelled	(9,676)

Outstanding at December 31, 2011	240	$25,125	0.98

During the year ended December 31, 2010, the Company granted two consulting firms a three year warrant agreement in representing the aggregate amount of 364 cashless warrants calculated as of December 31, 2010 and based on vesting date of September 1, 2010. During the fourth quarter of the year ended December 31, 2010, an additional 675 cashless warrants were issued to these consultants. The warrants expire two and one half (2.5) years from the date of vesting. Each of the agreements allows the Holder of the options to be able to purchase .5% of the Company’s common stock for each $10,000 in consulting services provided. A total of $180,000 in consulting services have been provided as of December 31, 2010. The agreements also cap the total of the fair market value of the shares to be given at $150,000 per consulting firm, for a total cap of $300,000. The value of the warrants are included in the derivative liability at December 31, 2010. During the year ended December 31, 2010, 3 of the Company’s options/warrants have expired.

During the year ended December 31, 2011, an additional 8,617 warrants were issued to these consultants on the same terms as those issued in the year ended December 31, 2011 and described above. During this period, the warrants granted to the consultants were cancelled by the consultants. The warrants expire two and one half (2.5) years from the date of vesting. The total number of warrants cancelled totaled 9,676. During the year, the value of these warrants approximated $3,000. The remaining value of the 240 warrants are included in the derivative liability at December 31, 2011.

8.	Acquisition of Artic Solar Engineering LLC (ASE), Redquartz LTD (RQTZ), and Chanwest Resources, Inc. (CWR)

For the year ended December 31, 2011

i)	On February 4, 2011, the Company entered into a stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”). The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 12,000 shares of our restricted common stock. In addition, the Purchase Agreement contains an “Earn-out Provision “ which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report. This stock Earn-out consideration will be valued at 90% of the last trade price on the filing date for the calendar year of operations. There was no net income for any prior periods and no projected net income for future periods subject to the Earn-Out. This resulted in no accrual being recorded for the Earn-Out at December 31, 2011.

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
$49,800

Pro Forma Information

The following summary presents unaudited pro forma consolidated results of operations as if the Arctic Solar Engineering, LLC acquisition described above had occurred on January 1, 2011. The unaudited pro forma consolidated results of operations combines the historical results of operations of the Company and Arctic Solar Engineering, LLC for the year ended December 31, 2011, and gives effect to certain adjustments, as noted in the section titled Supplemental Pro Forma Information.

The unaudited pro forma condensed results of operations has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2011, and should not be taken as indicative of future consolidated operating results.

Year ended
December 31, 2011

Pro forma revenue	$293,712
Pro forma net loss	$(5,027,175)

For the year ended December 31, 2010

i)	On March 3, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Redquartz LTD (“Sellers” or “RQTZ”), a company formed and existing under the laws of the country of Ireland, whereas the Company agreed to issue 2,000 shares of its restricted common stock valued at USD $2,500 in exchange for 100% of the issued and outstanding shares of common stock, par value $0.01 per share, of RQTZ. All assets and liabilities, other than the Shareholder Notes Payable, of the RQTZ were transferred to the prior owners of Redquartz. The Notes Payable represent a debt burden to RQTZ of USD $4,464,262. This obligation is based in Euros and converted to our functional currency the dollar. Redquartz LTD was inactive in the year ended 2010 and had no income and expense that would affect the financial statements of the Company and therefore no pro-forma is necessary. The transaction value was recorded to APIC due to the related party nature of this Agreement. This acquired company was inactive during the year ended December 31, 2010 and 2011 and did not generate any revenue.

ii)	On June 11, 2010, the Company executed a Stock Purchase Agreement with the stockholders of Chanwest Resources, Inc., (“Chanwest or CWR”) a Texas corporation, whereas the Company agreed to issue 826 shares of its restricted common stock valued at USD $125,871, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, other than the Shareholder Notes Payable, of the CWR were retained by the Company via ownership of the subsidiary unit in the initial amount of $252,161. Chanwest Resources, Inc. was essentially inactive in the year ended 2010 having a minor amount of income and expense that would substantially affect the financial statements of the Company, however we have elected to include a pro forma result with this report for the year ended December 31, 2010, and none for 2009 as Chanwest was just then incorporated in November 2009. This acquired company was inactive during the year ended December 31, 2011 and did not generate any revenue.

The Agreement calls for the following material terms:

I.	Purchase of Stock and Purchase Price

1.	The Company agreed to pay to the Sellers aggregate consideration delivery of:

(a) 826 shares of the Company’s common stock issued to the Sellers pro rata based on their ownership in Chanwest representing $125,871 in value.

II.	Purchase Price Adjustment Mechanism

1.	Of the shares to be issued to Sellers by the Company, ten percent (10%), or 92 shares shall be held back and not issued for a period of one hundred twenty (120) days from Closing (the “holdback period”) and shall thereafter be issued to Seller subject to the following conditions having been met within the holdback period.

(a) The generation of gross revenues to Chanwest of a minimum of $24,000 per week during the holdback period ($384,000 revenue target in total) with such revenues being derived from and produced by the activities of Mr. David Killian pursuant to the Employment Agreement described in Section 6.3 of the Agreement.

III.	Working Capital Requirement

1.	The Purchaser shall further provide working capital in the amount of One Hundred Twenty Five Thousand $125,000 with $70,000 due upon execution of the Agreement and $55,000 due within 30 days thereof or as mutually agreeable in writing signed by the parties hereto.

IV.	Employee Bonus Pool

1.	A pool of shares of the Registrants common stock, the amount to be agreed upon by both the Purchaser and Seller but not to exceed 20 shares or more than .5% (one half of one percent) of the Purchasers stock, whichever is lesser, shall be made available for distribution to employees of the Corporation at the first anniversary of the Closing in an incentive stock option plan for the benefit of certain employees of the Companies designated by the Sellers, with an exercise price not to exceed one hundred and ten percent market price on date of issuance. The pool of shares will be determined to be available based on the Corporations ability to earn a minimum of $300,000 before interest, taxes, depreciation and amortization.

 A breakdown of the purchase price for Chanwest (CWR) is as follows:

Common stock issuance	$125,871
Contingent holdback shares	10,234
Contingent employee bonus pool	2,000
Total purchase price	138,105

Final Purchase Price Allocation:

Current assets	$423
Property, plant and equipment	226,598
Customer base	24,000
Non-Compete	7,000
Assumed liabilities	(130,594)
Goodwill	10,678
Total purchase price	$138,105

Pro Forma Information

The following summary presents unaudited pro forma consolidated results of operations as if the Chanwest acquisition described above had occurred on January 1, 2010. The unaudited pro forma consolidated results of operations combines the historical results of operations of the Company and Chanwest for the year ended December 31, 2010, and gives effect to certain adjustments, as noted in the section titled Supplemental Pro Forma Information.

The unaudited pro forma condensed results of operations has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2010, and should not be taken as indicative of future consolidated operating results.

Year ended
December 31, 2010

Pro forma revenue	$89,638
Pro forma net loss	$(4,461,680)

9. Acquisition of interest in oil and gas property

I. Acquisition of 75% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

On March 1, 2011 the Company, through its wholly owned subsidiary Energy Producers, Inc. (“EPI”), acquired all assets of Ginzoil Inc., (“GZI”) a wholly owned subsidiary of Dutchess Private Equities Fund, Ltd., (Investors”) as described in the preliminary Assignment and Bill of Sale and summarily as follows: Under the terms of the agreement, which shall be effective March 1, 2011, EPI acquired a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, EPI will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft. As consideration for the transaction the Company agreed to authorize and issue and sell to Investors 2,500 shares of a new, to be authorized, Series D preferred stock to Investors for one thousand dollars ($1,000) per share, or a total in the aggregate stated value of two million five hundred thousand ($2,500,000) dollars. The acquired leases and the property to which they relate are identified below:

North 40 acres: J.B. TUBB “18-1”, being the W1/2 of the NW1/4 of Section 18, Block B-20, Public School Lands, Ward County, Texas, containing Forty (North 40) acres only (also listed as Exhibit “A” to Exhibit 10.1 in our Current Report on Form 8-K filed on March 7, 2011, incorporated herein by reference.

Well-bore located on South 40 acres: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

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

Pursuant to the SPA each share of Series D Preferred Stock shall be convertible, at the sole option of the Investor or holder thereof, into share(s) of the Corporation’s Common Stock (“Conversion Shares”). The Conversion Formula at the time of any noticed and converted shall mean that the number of Conversion Shares (common stock) to be received by the holder of Series D Preferred Stock in exchange for each share of Series D Preferred Stock that such holder intends to convert pursuant to this provision, where such number of Conversion Shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1000) by i) .003 per share, ii) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date. The Company has agreed to keep a sufficient number of its common shares on hand for future conversions as listed in Section 1 of the SPA. The preferred stock was valued at fair value based on the use of a multinomial lattice model with computed the following assumptions: annual volatility at 238%, 20% of default at maturity, and the holder would convert at 1.5 times the conversion price decreasing as it approaches maturity. The total fair value of these preferred shares was computed to be $2,167,306.

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

*Success Oil Co., Inc. of California, and Texas Operator, visually inspected the equipment on the J.B. Tubb property RRC #33611 for the 75% Working Interests held by Energy Producers, Inc., wholly owned subsidiary of EGPI Firecreek, Inc. Based on Success Oil Co.’s determination of market value we determined the following allocations of the $2,500,000 purchase price paid based on our corresponding 75% working interests held by Energy Producers, Inc.

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

December 31, 2011
Well leases	$2,053,981
Well property and equipment	113,325
$2,167,306

10.   Note Receivable

On March 14, 2011, the company received a promissory note from the sale of its interest in Terra to a third party. The Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Oklahoma Telecom Holdings, Inc. an Oklahoma corporation, formerly known as Terra Telecom, LLC., an Oklahoma limited liability company and Terra Telecom, Inc. (“TTI”), to Distressed Asset Acquisitions, Inc. The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%. The note includes an optional provision to extend for one additional twelve month period. An allowance for doubtful accounts of $50,000 has been recorded for this receivable.

On March 14, 2011, the company received a promissory note from the sale of a subsidiary, SATCO, to a third party. The Company entered into and completed a definitive Stock Purchase Agreement whereby EGPI Firecreek, Inc. would sell 100% of the common shares of SATCO to Distressed Asset Acquisitions, Inc. The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%. The note includes an optional provision to extend for one additional twelve month period. An allowance for doubtful accounts of $50,000 has been recorded for this receivable.

11.   Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Deferred Tax asset	2,574,794	$1,434,863
Valuation allowance	(2,574,794)	(1,434,863)
Net deferred tax assets	0	0

The Company estimates that it has an NOL carry forward of approximately $7,230,096 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2004 to December 31, 2011 may be subject to IRS audit.

12.   Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. There remains an unpaid balance of $6,700 at December 31, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The contract is currently in force with a balance due of $45,870 at December 31, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is an outstanding balance of $0 at December 31, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $279,950 at December 31, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $55,000 remaining at December 31, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $ 1,500 which remains unpaid at December 31, 2011.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner a former officer and shareholder, for $27,000. The note matures June 30, 2011, and the unpaid balance at December 31, 2011 was $21,700.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at December 31, 2011 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $20,826. Willoil Consulting LLC. is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of December 31, 2011.

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

Effective May 9, 2011 the Company entered into a Promissory Note with a company controlled by a director of the Company in the amount of $210,000, and amended December 9, 2011 to $315,625. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

The Company’s subsidiary Arctic Solar Engineers issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%. Additional interest expense was imputed on these loans due to the fact that the interest rate was below market. Of these loans, $5,000 was owed to the former CEO of Arctic Solar Engineering, LLC, who is currently a director of the Company.

13.   Notes Payable

At December 31, 2011, the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		12/31/11 ($)
9/17/2009	4	9/17/2010	12		11,350
5/29/2009	4	9/17/2010	12	*	29,111
9/17/2009	4	9/17/2010	18	*	3,718
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		393,825
3/1/2010	9	See footnote 10	0		392,500
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		30,362
8/8/2011	7	5/10/2012	8		15,000
8/31/2011	8	5/31/2012	8		25,000
7/1/2011	1	71/2013	18		189,000
2/18/2010	3	12/1/2010	4		133,550
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		842,901
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		124,290
6/9/2011	15	5/9/2011	14		315,626
6/1/2011	16	12/1/2011	8		85,000
8/11/2011	17	4/11/2012	12		27,000
8/11/2011	18	4/11/2012	12		31,600
8/12/2011	19	2/12/2012	10		50,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		20,000
11/15/11	8	8/17/2012	8		25,000
10/1/2011	22	3/30/2012	6		5,974
Unamortized Discount					(266,189)
Total					3,569,212

* Compounded

Notes:

Other than as described at Notes 1, 6, 7, 8, 9, 17, 18, 19, and 22 none of the other notes had conversion options.

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

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012. In July 2011 a judgment was issued for $202,000 to be paid over two years with no interest, except if there is a default, then interest of 18% will accrue. As a result of defaults by the Company under the agreed upon settlement terms, another settlement agreement was entered into on January 31, 2012. This settlement required the payment of monthly amounts of $10,000 by the Company over 18 months and no default interest is owed until the Company defaults on a payment under these newly agreed upon terms. Default interest of 18% will accrue in the event of default.

Note 2: During 2011, the Company has received cash proceeds of $75,792 for these debt obligations, settled $514,516 in debt for common stock, and repaid $31,500, yielding a balance of $393,825 at the period end.

Note 3: For the year ended December 31, 2011 the Company has an additional debt obligation of $21,700 for which no payments were made during the period. The company also had a promissory note of $201,500 for which no payments were made during the period. The company also had a promissory note of $128,328 for which no payments were made during the period and included $5,222 in accrued interest added to the principal value of the note.

Note 4: During 2009 we received cash proceeds for the aggregate amount of $44,179, which is payable in principal and interest with rates ranging from 12-18%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid in full, there was no Event of Default as of December 31, 2011, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value. The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $42,131. The discount is amortized using the effective interest method. During the year ended December 31, 2011, a portion of the note, $46,026, was converted into shares of common stock of the Company.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 30, 2011, the Company recognized note discount amortization of $5,635. A portion of the note, $4,638, was converted during the period into shares of common stock of the Company. The discount is amortized using the effective interest method.

Note 7: On August 8, 2011, we issued a $15,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 8, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 8, 2011 value of the note of $15,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $6,239. The discount is amortized using the effective interest method.

Note 8: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of December 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $10,398. The discount is amortized using the effective interest method. On November 15, 2011, the Company issued an additional $25,000 convertible promissory note with the same terms and conditions, with a due date of August 17, 2012. The Company recognized note discount amortization of $6,667 in 2011.

Note 9: On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions. The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms. During the year ended December 31, 2011, an additional $330,000 in promissory notes were issued to these firms for services provided. These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. During the year ended December 31, 2011, $117,500 of these notes were settled by the issuance of common stock.

Note 10: For the period ended December 31, 2011 we have additional balance on debt obligations owed totaling $842,901, related to the acquisition of a subsidiary in March 2010. A total of $794,083 of this debt was settled by the issuance of stock during the year ended December 31, 2011.

Note 11: Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12: Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011. The amount remaining to be paid on this promissory note was $133,247 at December 31, 2011. Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at December 31, 2011.

Note 13: The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%. Additional interest expense was imputed on these loans due to the fact that the interest rate was below market.

Note 14: For the year ended December 31, 2011, we have received cash proceeds for these debt obligations of $124,290 and that is the balance owing at December 31, 2011.

Note 15: Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000, and amended December 9, 2011 to $315,625. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31,2011.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that because the shares issuable pursuant to the August 11, 2011 convertible note are indeterminate, the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $7,245. The discount is amortized using the effective interest method.

Note 18: Effective October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are 12% interest, with principal and interest all due on or before October 28, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 28, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $18,400. The discount is amortized using the effective interest method.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $37,624. The discount is amortized using the effective interest method.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability. For the year ended December 31, 2011, the Company recognized note discount amortization of $14,232. The discount is amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest, with principal and interest all due on or before March 3, 2012.

Note 22: Effective October 1, 2011, the Company entered into a Convertible Promissory Note in the amount of $11,250. The terms of the note are for 6% interest with principal and interest due on demand. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 1, 2011 value of the note of $11,250 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the three months ended December 31, 2011, the Company recognized note discount amortization of $11,250. The discount is amortized using the effective interest method.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

14.    Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease. This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872. The discount rate is 10%. As of December 31, 2011, there were no payments made on this lease and the entire balance is classified as a current liability.

15.    Derivative Liability

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

The Company also issued 2,500 series D convertible preferred stock which included reset provisions which are considered derivatives in accordance with ASC 815. The fair market value of these reset provisions were bifurcated and recorded as derivative liabilities.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $639,859. During the year ended December 31, 2011, the Company recognized a gain on change in fair value of derivative liability totaling $470,833.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at December 31, 2011 were as follows:

➢ The stock price would fluctuate with an annual volatility ranging from 264% to 520% based on the historical volatility for the company.

➢ An event of default would occur 5% of the time, increasing 0.10% per quarter to a maximum of 25%.

➢ Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

➢ The trading volume would average $265,308 to $291,990 and would increase at 1% per quarter.

➢ The holder would automatically convert the notes at a stock price of the greater of the initial exercise price multiplied by two and the market price for the convertible notes if the registration was effective and the company was not in default.

Key assumptions used in the valuation of derivative liabilities associated with the reset provisions of the series D preferred stock at December 31, 2011 were as follows:

➢ The stock price would fluctuate with an annual volatility ranging from 258% to 615% based on the historical volatility for the company.

➢ An event of default that requires the Company to redeem the stock would be 0% increasing 2% per period to a maximum of 20% at maturity.

➢ The Holder would automatically convert at a stock price of $0.0045 if the Company was not in default.

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

The components of the derivative liability on the Company’s balance sheet at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Embedded conversion features - convertible promissory notes	$626,953	$820,400
Common stock warrants	-	3,426
Anti-dilution provisions of series D preferred stock	12,906	-
	$639,859	$823,846

The Company had the following changes in the derivative liability:

Balance at December 31, 2010	$823,846
Issuance of securities with embedded derivatives	890,247
Debt and preferred stock conversions	(603,401)
Derivative (gain) or loss	(470,833)
Balance at December 31, 2011	$639,859

16.   Intangible Assets and Goodwill

The company had the following intangible assets recorded as of December 31, 2010.

	Balance				Balance
	12/31/2009	Additions	Deletions	Impairment	12/31/2010
SATCO
Trade name	661,000	-	-	-	661,000
Customer Relationships	163,000	-	-	-	163,000
Accum. Amort. - Intangibles	(11,140)	(69,440)	-	-	(80,580)
Chanwest
Customer Base	-	24,000	-	(24,000)	-
Non-Compete	-	7,000	-	(7,000)	-
Accum. Amort. - Intangibles	-	(4,161)	-	4,161	-

	812,860	(42,601)	-	(26,839)	743,420

The company had the following intangible assets recorded as of December 31, 2011 and 2010.

	Balance				Balance
	December 31, 2010	Additions	Deletions	Impairment	December 31, 2011
SATCO

Trade name	$661,000	$-	$661,000	$-	$-
Customer Relationships	163,000	-	163,000	-	-
Accum. Amort. - Intangibles	(80,580)	(17,385)	97,965	-	-
Arctic Solar Engineering
Patents	-	135,000	-	(135,000)	-
Customer Base	-	76,000	-	(76,000)	-
Trademark	-	151,000	-	(151,000)	-
Non-Compete	-	19,000	-	(19,000)	-
Accum. Amort. – Intangibles	-	(69,164)	-	69,164	-

	$743,420	$294,451	$(726,035)	$(311,836)	$-

The Company’s evaluation of goodwill completed during the year ended December 31, 2010 pertaining to SATCO resulted in no impairment. The Company’s evaluation of goodwill completed at December 31, 2010 pertaining to Chanwest resulted in a full impairment. This impairment was recorded as a reduction in the contingent holdback shares previously recorded in equity of $10,234 and an impairment expense of $444. The Company’s evaluation of goodwill and intangible assets completed during the year ended December 31, 2011 pertaining to Arctic Solar Engineering, LLC resulted in an impairment of goodwill of $22,119 and an impairment of intangibles of $309,816.

As of December 31, 2011 and December 31, 2010, amortizable intangible assets consist of trade names, customer contracts, patents and Non-compete clause. These intangibles are being amortized on a straight-line basis over their estimated useful lives of 3-5 years. For the year ending December 31, 2011 the Company recorded amortization of our intangibles of $88,569 as compared to amortization of $73,601 for the year ending December 31, 2010.

17. Asset Retirement Obligation (ARO)

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Asset retirement obligation at the beginning of period	$5,368	$4,337
Liabilities incurred	-	-
Revisions to previous estimates	11,876	1,031
Dispositions	-	-
Accretion expense	4,617	-
Asset retirement obligation at the end of period	$21,861	$5,368

18.   Discontinued Operations

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

The results of discontinued operations is a net loss of $602,885 and $899,036 for the years ended December 31, 2011 and 2010.

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale in 2010.

19.   Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion.

20.   Concentrations and Risk

Customers

During the year ended December 31, 2011, revenue generated under the top three customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

21.   Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In April 2010 the SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Acuity Brands Lighting Inc. (“Acuity”) is seeking a judgment to collect amounts owed to Acuity by SATCO. Jesse Joyner, James Stewart Hall and Michael Hunter were also named on the lawsuit as each of the previous owners of SATCO had personal guarantees contained in the agreement between Acuity and SATCO. The previous owners of SATCO were indemnified for the personal guarantees in the Stock Purchase Agreement between the Company and SATCO. On August 24, 2010, a default judgment was awarded to Acuity in the amount of $182,608. Since the date of the default judgment, $61,554 has gone towards the payment of the judgment. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

In May 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit whereas Targetti Poulsen USA Inc. (“Poulsen”) is seeking a judgment to collect amounts owed to Poulsen by SATCO. Southeast Underground Utilities Corp. (“SE Underground”) was also named on the lawsuit as SE Underground is a customer of SATCO and had failed to pay SATCO for materials ordered from Poulsen. On August 16th, 2010 a default and final judgment was awarded to Targetti Poulsen in the amount of $266,190. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

In July 2010 SATCO, a wholly owned subsidiary of the Company, received a lawsuit notice on behalf of our SATCO subsidiary whereas Pelco Products, Inc. (“Pelco”) is seeking a judgment to collect amounts owed it from SATCO in the total aggregate amount of $26,229, and subsequent thereto a Default Journal Entry of Judgment was filed on September 3, 2010. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. Any and all liabilities associated with SATCO were sold in the transaction.

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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company is current in its payment through April 20, 2012. The entire amount owed is accrued in notes payable in the financial statements.

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

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”) seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position. The promissory note is recorded as a liability in the financial statements.

In January, 2012 a lawsuit was filed in the Middlesex County, Massachusetts Superior Court by Joshua White, against Terra Telecom and the Company. Mr. White was a former employee of Terra Telecom and not the Company. Mr. White alleges the Company should be liable to him for the acts of Terra Telecom. A Motion to Dismiss has been filed for lack of jurisdiction on behalf of the Company, which the Company believes will be granted. In any event the Company believes it has no liability and will defend vigorously if, for some reason, the Motion to Dismiss is not granted.

In February 2012 the Company received a lawsuit notice on behalf of itself by Morrell Saffa Craige, PC (“Morrell”) seeking the recovery of legal fees in the approximate sum of $25,000.00 owed to the Plaintiff in connection with its successful defense of a lawsuit styled Thermo Credit, LLC v. EGPI, et al. The Company owes the above fees and intends on paying the bill in full. The amount is recorded in the financial statements in accounts payable.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

22.	Subsequent Events

In January2012 the Company issued 6,250,000 shares to various consultants for services rendered.

In January 2012 the Company issued 26,824,534 shares of common stock to reduce debt owed to a debt holder.

In January 2012 the Company issued 11,044,444shares to reduce debt on convertible promissory notes.

In February 2012 the Company issued 66,895,273 shares of common stock to reduce debt owed to a debt holder.

In March 2012 the Company issued 16,666,667 shares to various consultants for services rendered.

In March 2012 the Company issued 265,721,728 shares of common stock to reduce debt owed to a debt holder.

In April 2012 the Company issued 16,666,667 shares to various consultants for services rendered.

In April 2012 the Company issued 359,238, 475 shares of common stock to reduce debt owed to a debt holder.

In April 2012 the Company issued 32,444,445 shares to reduce debt on convertible promissory notes.

On April 3, 2012 the Company announced a Letter of Intent aimed to prepare and conduct drilling programs in the Barnett Formation located in West Central Texas with U.K.-based Cubo Energy, PLC or its assignee. Initial plans in negotiation and discussion are to conduct a 3-D Seismic study for 240 acres covering the Boyette property, in Shackelford County, Texas.

On March 29, 2012 the Company announced that its operator Success Oil will be perforating into the Glorieta Formation in the Crawar #2 well. This area is a proven behind pipe oil & gas zone at the target depth of 3900 ‘feet. Upon completion of the perforations being shot the well will be acidized and is expected to be completed in the formation and brought online for production.

On March 12, 2012 the Company announced that it entered into a Letter of Intent to sell 51% majority interest in its Arctic Solar Engineering, LLC ("ASE") to Canada based W2 Energy, Inc. (“W2”) via a Securities Exchange Agreement and subject to the approvals of the Board of Directors of both the Company and W2. As of the date of this filing, this transaction has not closed.

On February 29, 2012, the Company entered into a Linear Short Form Agreement (the “AGREEMENT”), with Success Oil Co., Inc. located at 8306 Wilshire Blvd. #566 Beverly Hills, Ca. 90211, (“Success” or “Operator”) and CUBO Energy, PLC and or its assignee, a public limited corporation organized under the laws of Great Britain (“CUBO”, “Assignee”, or “Participant”), whereas the Company will sell a portion of its interests in certain oil and gas properties and interests to CUBO known as the North 40 Interests of the A.J. Tubb Leasehold Estate located in Ward County Texas to CUBO as approved by Operator, along with granting certain participation rights in further Option Rights for new proposed Drilling and Development in the South 40 of the A.J. Tubb Leashold Estate. For further information please see our Current Report on Form 8-K filed on March 7, 2012, incorporated herein by reference. As of the date of this filing, this transaction has not closed.

23.	Segment Reporting

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

For the year ending December 31, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Revenues	47,362	246,350	-	293,712
Depreciation & amortization	-	215,806	88,569	304,375
Income (loss) from operations	(182,634)	(624,059)	(1,401,392)	(2,208,085)
Interest expense	5,895	-	1,296,362	1,302,257
Segment assets	762	2,701,715	2,271	2,704,748

For the year ending December 31, 2010,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Revenues	-	-	15,705	15,705
Depreciation & amortization	-	-	56,344	56,344
Income (loss) from operations	-	-	(2,130,484)	(2,130,484)
Interest expense	-	-	236,992	236,992
Segment assets	-	230,368	3,431,819	3,662,187

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Total for reportable segments	293,712	-
Corporate	-	15,705
	293,712	15,705
Depreciation and amortization:
Total for reportable segments	215,806	-
Corporate	88,567	56,344
	304,375	56,344
Income (loss) from operations:
Total for reportable segments	(806,693)	-
Corporate	(1,401,392)	(2,130,484)
	(2,208,085)	(2,130,484)
Interest expense:
Total for reportable segments	5,895	-
Corporate	1,296,362	236,992
	1,302,257	236,992
Segment assets:
Total for reportable segments	2,702,477	230,368
Corporate	2,271	3,431,819
	2,704,748	3,662,187

Supplemental Pro Forma Information (Unaudited)

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during the year below for the Chanwest acquisition.

	EGPI	Chanwest
	Firecreek,	Resources,
	Inc.	Inc.
	Year	Year
	Ending	Ending
	31-Dec-10	31-Dec-10	Adj.	Combined
Revenues
Sales	$0	$89,638	$-	$89,638
Cost of goods sold	0	46,927	-	46,927
Gross profit	0	42,711	-	42,711

Operating expenses
Selling, general and administrative	2,059,930	87,491	-	2,147,421
Depreciation	-	-	-	-
Total operating expenses	2,059,930	87,491	-	2,147,421

Net income {loss) from operations	(2,059,930)	(44,780)	-	(2,104,710)

Other income (expenses):
Impairment expense	(30,904)	-	-	(30,904)
Loss on retirement of debt	(656,192)	-	-	(656,192)
Gain (loss) on derivatives	(533,846)	-	-	(533,846)
Interest expense, net	(236,992)	-	-	(236,992)

Total other income (expenses)	(1,457,934)	-		(1,457,934)

Net income (loss) before provision for income taxes	(3,517,864)	(44,780)	-	(3,562,644)

Provision for income taxes	-	-	-	-
Net income (loss) from continuing operation	(3,517,864)	(44,780)	-	(3,562,644)

Loss on discontinued operations	(899,036)			(899,036)
Net income (loss)	$(4,416,900)	$(44,780)	$-	$(4,461,680)

Basic & fully diluted loss per share
Basic income (loss) per share –continuing operations				$(3.39)
Basic income (loss) per share –discontinued operations				$(0.86)
Basic income (loss) per share				$(4.25)

Weighted average of common shares outstanding:
Basic & fully diluted				1,050,634

The following pro-forma assumes the acquisition of Arctic Solar Engineering, Inc. occurred as of the beginning of the period presented as if it would have been reported for the period below.

	Historic		Pro Forma
	EGPI Firecreek, Inc. Year Ending December 31, 2011	Arctic Solar Engineering Year Ending December 31, 2011	Adjustments	Combined
Revenues
Gross revenues from sales	$246,350	$47,362		$293,712
Costs of goods sold	264,556	110,790		375,346
Total revenue from sales	(18,206)	(63,428)		(81,634)

General and administrative expenses:
General administration	(2,036,451)	(138,553)		(2,175,004)
Total general & administrative expenses	(2,036,451)	(138,553)		(2,175,004)

Net loss from operations	(2,054,657)	(201,981)		(2,256,638)

Other revenues and expenses:
Gain (loss) on asset disposal	31,970	-		31,970
Interest expense	(1,296,347)	(5,910)		(1,302,257)
Gain (Loss) on settlement of debt	(1,368,198)	-		(1,368,198)
Gain (loss) on derivatives	470,833	-		470,833

Net income (loss) before provision for income taxes	(4,216,399)	(207,891)		(4,424,290)

Provision for income taxes	-	-

Loss from continuing operations	(4,216,399)	(207,891)		(4,424,290)

Loss from discontinued operations net of tax	(602,885)

Net Loss	$(4,819,284)	$(207,891)		(5,027,175)

Other comprehensive income (loss)
Gain (loss) from Foreign exchange translation	(4,710)	-		(4,710)
Total comprehensive income (loss)	$(4,823,994)	$(207,891)		(5,031,885)

Basic income (loss) per share- continuing operations	$(0.24)			$(0.26)
Basic income (loss) per share- discontinued operations	(0.03)			(0.03)
Basic income (loss) per share	$(0.27)			$(0.29)

Weighted average of common shares outstanding:
Basic and diluted	17,258,257			17,258,257

Per Share Information:

Basic and diluted net loss per share for the year ended December 31, 2011 were computed using the historic weighted average shares of the Company's outstanding common stock, in addition to 12,000 shares issued for the former ASE owners as the result of the security exchange and purchase agreement between the Company and ASE.

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2011	2010
Costs Incurred for the Year:
Proved Property Acquisition	$2,053,981	$163,500-
Unproved Property Acquisition	-	-
Development Costs	165,162	-
Total	$2,219,143	$163,500

Results of operations (All United States Based):

	2011	2010
Revenues	$246,350	$-
Production costs	264,556	-
Exploration costs	-	-
Development costs	61,032	-
Depreciation & amortization	116,717	-
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$(195,955)	$-

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

	Natural
	Gas	Oil
	(MCF)	(BLS)
Proved Developed and Undeveloped Reserves at December 31, 2009	144,818	52,953

Revisions of Previous Estimates	(25,146)	(16,088)
Extensions, Discoveries and Other Additions
Production	-	-

Proved Developed and Undeveloped Reserves at December 31, 2010	119,672	36,865

Revisions of Previous Estimates	706,245	70,184
Extensions, Discoveries and Other Additions	861,543	154,534
Production	(20,331)	(3,882)

Proved Developed and Undeveloped Reserves at December 31, 2011	1,667,129	257,701

Proved Developed Reserves at December 31, 2010	79,825	12,898
Proved Developed Reserves at December 31, 2011	41,307	6,970

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2011 and current prices as of December 31, 2010 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and gas reserves.

	Year Ended December 31,
	2011	2010
Future Cash Inflows	$28,693,296	$1,479,996
Future Production Costs	(4,883,190)	(360,000)
Future Development Costs	(8,115,000)	(100,000)
Future Income Tax Expense	-	-
Future Net Cash Inflows	15,695,106	1,019,969

10% Annual Discount for Estimated Timing of Cash Flows	(8,490,336)	(340,490)

Standardized Measure of Discounted Future Net Cash Flows	$7,204,770	$679,506

The twelve month average prices for the year ended December 31, 2010 and year-end spot prices at December 31, 2011 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2010 (Average)	$4.45	$77.00
December 31, 2011 (Average)	$5.31	$91.54

Changes in the future net cash inflows discounted at 10% per annum follow:

	Year Ended December 31,
	2011	2010
Beginning of Period	$679,606	$748,513
Sales of Oil and Natural Gas Produced, Net of Production Costs		-
Extensions and Discoveries		-
Previously Estimated Development Cost Incurred During the Period		-
Net Change of Prices and Production Costs	(8,149,946)	(68,907)
Change in Future Development Costs	(8,045,000)
Revisions of Quantity and Timing Estimates		-
Accretion of Discount		-
Change in Income Taxes		-
Purchase of Reserves in Place	22,690,110	-
Other		-
End of Period	$7,204,770	$679,606

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•	In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to communication with the appropriate personnel involved with our 2011 audit. We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.
•	Due to our relatively small size and not having present operations, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

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

Based on this assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting are not effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective March 28, 2012 by majority consent of the EGPI Firecreek, Inc. (“EGPI” or the “Company”) shareholders of record at March 28, 2012 six (6) members were elected to the Company’s Board of Directors, consisting of six members that have previously served. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2013 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s)	Position(s) Held Since

David H. Ray	33	Director	2009
Brandon D. Ray	31	Director	2009
Dennis R. Alexander	57	Director, Chairman	1999

Michael Trapp	45	Director	2008
Michael D. Brown		Director	2009
David Taylor	67	Director	2011

On March 28, 2012 by majority consent of the Board of Directors of EGPI Firecreek, Inc. (“EGPI” or the “Company”) the following officers were elected as officers of the Company, consisting of 4 officers, four of which that have previously served. The officers of the Company are as follows:

Name	Age	Position(s)	Position(s) Held Since

David H. Ray	32	Executive Vice President and Treasurer	2009
Brandon D. Ray	30	Executive Vice President of Finance	2009
Dennis R. Alexander	57	Chief Executive Officer and Chief Financial Officer	1999

Melvena Alexander	78	Secretary and Comptroller, Co-Treasurer	1999

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

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2011 and December 31, 2012.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 31, 2011 are as follows:

Name	Age	Position(s)	Position(s) Held Since
David H. Ray	33	Director and Executive Vice President and Treasurer	2009
Brandon D. Ray	31	Director and Executive Vice President of Finance	2009
Dennis R. Alexander	58	Director and Chief Executive Officer and Chief Financial Officer	1999

Michael Trapp	45	Director	2008
Melvena Alexander	78	Secretary and Comptroller, Co-Treasurer	1999
Michael D. Brown		Director	2009
David Taylor	67	Director	2009

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2011, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2011, for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. The Company, through its new wholly owned subsidiary South Atlantic Traffic Corporation, employs approximately six individuals. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table 1/

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 2/3/ (*)	2011	n/a	n/a	-0-	18,392
Chairman, CEO, CFO	2010	n/a	n/a	-0-	64,802
	2009	n/a	n/a	-0-	5,450

David H. Ray 2/4/ (*)	2011	n/a	n/a	-0-	11,771
Executive Vice President	2010	n/a	n/a	-0-	83,083
	2009	n/a	n/a	-0-	-0-

Brandon D. Ray 2/4/ (*)	2011	n/a	n/a	-0-	5,884
Executive Vice President of Finance	2010	n/a	n/a	-0-	41,532
	2009	n/a	n/a	-0-	-0-

Melvena Alexander 2/3/ (*)	2011	n/a	n/a	-0-	-0-
Co Treasurer, Sect. and Cmpt.	2010	n/a	n/a	-0-	15,943
	2009	n/a	n/a	-0-	10,800

1/	All shares are calculated on a post effective one share for fifty share (1:500) reverse split effective on July 7, 2011.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

2/	The balance of the amounts in the columns for 2011 for each of D.R. Alexander, D.H. Ray, and Brandon Ray represents value for shares of Series C Preferred each named executive received, respectively. For each of the named Executives, directly or indirectly owned or controlled by each of them, 17,857, 11,429, and 5,713 shares of Series C Preferred were received having a value of $18,392, $11,771, and $5,884, respectively.

The Series C Preferred value was unchanged at December 31, 2011 as these shares carry voting provisions only and are not convertible into shares of common stock.

3/	D.R. Alexander and Melvena Alexander have been with the Company since 1999.

4/	David Ray and Brandon Ray have been with the Company since May 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of March 31, 2012. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

The information in the following table is based on 453,093,743 shares of common stock issued and outstanding as of March 31, 2012.

						Series C
		Common Stock Beneficially				Preferred Stock Beneficially
		Owned (2)(a)				Owned (2)(7)
	Name and Address of							(%) Vote
Title of	Beneficial							Common &
Class	Owner (1)	Number			(%) Vote	Number		Preferred

Common	David H. Ray (3)	**	537	(10)	0.00002	**	13,335	12.29
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Brandon D. Ray (4)	**	268	(11)	0.00001	**	6,664	6.14
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Strategic Partners Consulting, L.L.C.	**	805		0.00004	**	19,999	18.43
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Dennis R. Alexander (5)	***	400	(12)	0.00002	***	2,143	1.97
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	Global Media Network USA, Inc. (6)	***				***	17,857	16.46
	c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253
Common	Michael Trapp (6)		1	(13)	nil		0	nil
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Melvena Alexander (7)		160	(14)	0.00001		0	0.00001
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	All directors and officers as a group		2,146		0.00009		1,695,978,800	92.15
Preferred	(6 persons) and including other
	persons or groups
Common	Billy V. Ray Jr. (8)	****	0		nil	****		0
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
	c/o 6564 Smoke Tree Lane
Common	BVR, Inc. (9)	****	400		0.00002	****	20,000	18.43
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
	c/o 6564 Smoke Tree Lane
Common	David Taylor (15)	*****	200		0.00001	*****	20,000	18.43
	7601 North Cross Drive
	Shreveport, Louisiana 71061
Common	Willoil Consulting, LLC (16)	*****	180		0.00001	*****	0	0.00001
	7601 North Cross Drive
	Shreveport, Louisiana 71061

(1)	Unless otherwise indicated, the address for each of these shareholders other than (5), (6), (7), and (8) c/o EGPI Firecreek, Inc. and Energy Producers, Inc., located at 6564 Smoke Tree Lane, Scottsdale Arizona 85254, is c/o EGPI Firecreek, Inc., M3 Lighting, Inc. (M3), located at 3400 Peachtree Road, Suite 111, Atlanta, Georgia 30326. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC.

(3)	David H. Ray and Brandon D. Ray are brothers. Messrs. David H. Ray and Brandon D. Ray own Strategic Partners Consulting, LLC, 66.67% and 33.33% amongst them respectively.

(4)	See note 3, above.

(5)	Dennis R. Alexander is the son of Melvena Alexander.

(6)	Global Media Network USA, Inc. is indirectly owned by Dennis R. Alexander and also holds 17,857 shares of Series C Preferred.

(7)	Each share of Series C preferred stock shall have 21,200 votes on the election of our directors and for all other purposes.

(8)	Billy V. Ray Jr. is the Father of David H. Ray and Brandon D. Ray.

(9)	BVR, Inc. is indirectly owned by Billy V. Ray Jr. and also holds 20,000 shares of Series C Preferred.

(10)	Includes 537 shares of common stock and13,335 1,905 shares of Series C Preferred owned indirectly, via investment control through Strategic Partners Consulting, LLC, by Mr. David H. Ray.
(11)	Includes 268 shares of common stock and 6,664 shares of Series C Preferred owned indirectly, via investment control through Strategic Partners Consulting, LLC, by Mr. Brandon D. Ray.

(12)	Includes 400 shares of common stock and 2,143 shares of Series C Preferred owned directly by Mr. Dennis Alexander. Of the common shares 1 are held by Mr. Alexander’s wife and children.

(13)	Includes 1 shares of common stock owned directly by Mike Trapp.

(14)	Includes 160 shares owned directly by Mrs. Melvena Alexander.

(15)	Includes 200 shares owned directly by Mr. David Taylor along with 20,000 shares of Series C Preferred stock.

(16)	Includes 180 shares owned indirectly by Mr. David Taylor through Willoil Consulting, LLC.

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

(a) For all Persons in the preceding tables, and corresponding footnotes below: i) Options, warrants, and preferred stock as or if applicable, are included in calculations as to each person’s beneficial ownership position, and ii) All amounts are calculated on a post split one share for fifty shares (1:500) reverse stock split, effective on July 7, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2011, December 31, 2010, and December 31, 2009.

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

Contracts

The Company has oral and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services. The entities, their owners and their amounts are as follows for the fiscal year ended December 31, 2010 listed in Table 1 below, and for the fiscal years ended December 31, 2010, and December 31, 2009 listed in Table 2 below.

Table 1

		Paid	Accrued
Entity	Related Party	2011	2011
Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$58,250	$327,950
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$32,930	$53,200

*Part of the amounts paid in 2011 for each of the above named Executives were for the unpaid accrual amounts due from 2010.

** For 2010, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $99,000 of which $75,200 was paid against prior year accruals, along with $23,800 to the current year. A contract month to month subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

*** For 2010, the contract amounts paid to Melvena Alexander CPA were in the aggregate $32,930 that was paid against prior year accruals. A contract month to month subject to adjustment is being charged at the rate of $4,200 to 4,600 per month plus rent of $1400 per month for provision of the Scottsdale facilities provided, plus approved expenses. During 2011, Melvena Alexander CPA was additionally paid $10,700 for rent against the accrued rent balance of $16,800. No contract amounts were charged for October 2008 through May 30, 2009.

(1)	Dennis R. Alexander, Chairman, CEO, and CFO, and is a shareholder of the Company.
(2)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company.

2009 Administrative Services Agreement

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 2009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the twelve months ending December 31, 2010, the Company paid $51,000 to SPC, with a balance payable due in the amount of approximately $82,058. During the twelve months ending December 31, 2011, the Company paid $31,100 to SPC, with a balance payable due in the amount of $50,958.

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

Table 2

		Paid		Accrued
Entity	Related Party	2010	2009	2010	2009

Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$99,000	$20,150	$206,200	$125,200
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$37,800	$10,000	$31,400	$19,400

*Part of the amounts paid in 20010 for each of the above named Executives were for the unpaid accrual amounts due from 2009.

** For 20010, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $99,000 paid against prior year accruals. A new month-to-month contract subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

*** For 2010, the contract amounts paid to Melvena Alexander CPA were in the aggregate $37,800 paid against prior year accruals. A new contract month to month subject to adjustment is being charged at the rate of $4,200 per month which includes rent for provision of the Scottsdale facilities provided, plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.
(2)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company.

I.(*) (**) On June 5, 2011, by majority consent of the Board of Directors, the Company approved the following issuances of its Series C preferred stock, par value $0.001 per share, to the following persons or entities for services rendered and as incentive.

Name and Address (***)	Date	Share Amount (***)	Type of Consideration	Fair Market Value of Consideration

Global Media Network USA, Inc. (1)	6/5/2011	17,857	Services Rendered -Incentive	$18,392
6564 Smoke Tree Lane
Paradise Valley, Arizona 85253

BVR, Inc. (2)	6/5/2011	17,857	Services Rendered -Incentive	$18,392
6564 Smoke Tree Lane
Paradise Valley, Arizona 85253

Strategic Partners Consulting, LLC (3)	6/5/2011	17,142	Services Rendered -Incentive	$17,656
6564 Smoke Tree Lane
Paradise Valley, Arizona 85253

David Taylor (4)	6/5/2011	20,000	Services Rendered -Incentive	$20,600
7601 North Cross Drive Shreveport, Louisiana 71061

(*) Issuances are approved, subject to such person being entirely responsible for his own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $75,041 of the financing proceeds in the immediately preceding table was used primarily for services rendered and as an incentive to continue providing services and assistance to the Company.

(1)	Vincent & Rees L.P. is a shareholder, and provides legal and advisory services to the Company. Vincent and Rees L.P. is not an affiliate of the Company.

(2)	Global Media Network USA, Inc. is owned and controlled by Dennir R. Alexander an Officer, Director, Shareholder of the Company.

(3)	BVR, Inc. is owned by Billy V. Ray Jr., a consultant, advisor, and shareholder of the Company.

(4)	Strategic Partners Consulting, LLC is owned and controlled 66.7% by David H. Ray, Officer, Director, and Shareholder of the Company, and, 33.33% by Brandon D. Ray, Officer, Director, and Shareholder of the Company.

(5)	David Taylor is a Director and Shareholder of the Company.

(***) The shares of preferred series C voting only and non convertible stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

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

The Audit Committee has reviewed and discussed the fees paid to M&K CPAS, PLLC for the reports covering fiscal 2011 and 2010 audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with M&K CPA’S PLLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The fees billed to us by M&K CPAS, PLLC for services rendered related to the year ended December 31, 2010 and 2011 were $68,000 and $85,000.

Audit-Related Fees

M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the years ended 2011 and 2010.

Tax Fees

Since November 2009 M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since The Company has prepared tax returns in house for 2010 and 2011.

Other Fees

No other fees were paid to M&K CPA’s PLLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement for the Exchange of Common Stock, dated December 12, 2003 (relating to the acquisition of International Group Holdings, Inc.) (filed as Exhibit 2.1 to the Current Report on Form 8-K dated December 1, 2003, filed December 15, 2003 and incorporated herein by reference).

2.2	Agreement for the Exchange of Common Stock, dated June 29, 2004 (relating to acquisition of Firecreek Petroleum, Inc.) (filed as Exhibit 2.1 to Current Report on form 8-K dated June 24, 2004, filed July 15, 2004 and incorporated herein by reference).

2.3	Plan and Agreement of Triangular Merger Between the Company, Asian Ventures Corp., M3 Lighting, Inc., and Strategic Partners Consulting, LLC, dated May 21, 2009 (filed on Exhibit 2.1 with the Current Report on Form 8-K, as amended, filed on May 27, 2009, June 24, 2009 Amendment #1, and August 4, 2009 Amendment #2, respectively, incorporated herein by reference).

3.1	Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 99.1 to Current Report on Form 8-K dated Feb. 15, 2005, filed February 22, 2005 and incorporated herein by reference).

3.2	Correction of Articles of Amendment to Articles of Incorporation of EGPI Firecreek Inc., filed with the Nevada Secretary of State on May 12, 2005 (filed as Exhibit 3.3 to a Quarterly Report on Form 10-QSB, filed on May 17, 2005, incorporated herein by reference).

3.3	Amended By-Laws of Registrant, dated July 1, 2004 (filed as Exhibit 2.2 to Current Report on Form 8-K dated June 4, 2004, filed July 15, 2004, and incorporated herein by reference).

3.4	Articles of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Exhibit 3.1 to Current Report on Form 8-K filed on December 18, 2006 and incorporated herein by reference).

3.5	Certificate of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Appendix A to Definitive Information Statement on Form DEF 14C filed on September 28, 2010.)

3.6	Certificate of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. (filed as Appendix A to Definitive Information Statement on Form DEF 14C filed on June 20, 2011.)

3.7	Stock purchase agreement Effective as of November 4, 2009, (relating to the acquisition of South Atlantic Traffic Corporation) (filed as Exhibits 10.1 through 10.8 to a Current Report on Form 8-K, as amended, filed on November 12, 2009, and January 22, 2010 Amendment #1, respectively, incorporated herein by reference).

3.8	Stock Purchase Agreement with Kevin J. Fitzgerals, Pamela W. Fitzgerald, and Southwest Signal, Inc. filed as Exhibit 10.1 through 10.9 to a Current Report on Form 8-K filed on January 22, 2010, and incorporated hereing by reference.

3.9	Stock Purchase Agreement with the Stockholders of Redquartz LTD filed as Exhibit 10.1 through 10.3 to a Current Report on Form 8-K filed on March 11, 2010, and incorporated herein by reference.

3.10	Stock Purchase Agreement with the Stockholders of Chanwest Resources, Inc. 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K on June 6, 2010, and incorporated herein by reference).

3.11	Stock Purchase Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.1 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

3.12	Dealer Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.2 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

3.13	Stock Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 7, 2010, as amended and filed on Form 8-K/A on December 7, 2010, and incorporated herein by reference).

3.14	Schedule of Buyers, Exhibit A to the Securities Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 7, 2010, as first amended and filed on Form 8-K/A (Amendment No. 1) on December 7, 2010, and with second amendment filed on Form 8-K/A (Amendment No. 2) on March 22, 2011, and incorporated herein by reference.

4.1	Certificate of Designation with respect to Series C Preferred Stock, dated May 20, 2009 (filed as exhibit 4.1 to Current Report on Form 8-K dated May 27, 2009, and incorporated herein by reference).

5.1	Consent of Gersten, Savage, LLP (filed as Exhibit 5.1 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

5.2	Consent of Independent Registered Public Accounting Firm, Donahue Associates, L.L.C. (filed as Exhibit 5.1 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

5.3	Consent of Vincent & Rees, L.C. (filed as Exhibit 5.2 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

10.1	Securities Purchase Agreement dated May 18, 2005, between the Company and Tirion Group, Inc. (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.2	Registration Rights Agreement dated May 18, 2005, between the Company and Tirion Group, Inc. (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated by reference).

10.3	Intellectual Property Security Agreement dated May 2, 2005, by and between the Company and AJW Partners and its affiliates (filed as an Exhibit on Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.4	Guaranty and Pledge Agreement dated May 2, 2005, between the Company, Greg Fryett, CEO of the Company, and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.5	Security Agreement dated May 2, 2005, between the Company and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.6	Form of Callable Secured Convertible Note to AJW Partners LLC, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.7	Form of Callable Secured Convertible Note to AJW Offshore Limited, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.8	Form of Callable Secured Convertible Note to AJW Qualified Partners, LLC, dated May 2, 2005 (filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference).

10.9	Form of Callable Secured Convertible Note to New Millenium Capital Partners II, LLC, dated May 2, 2005, (filed as an Exhibit to Form 10-QSB for quarter ended March 31, 2005 and incorporated herein by reference).

10.10	Final Voting Agreement of EGPI Firecreek (filed as exhibit 99.3 to Current Report on Form 8-K dated April 5, 2005, filed April 7, 2005 and incorporated herein by reference).

10.11	Form of Stock Purchase Warrant issued to AJW Partners LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.12	Form of Stock Purchase Warrant issued to AJW Offshore Limited, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.13	Form of Stock Purchase Warrant issued to AJW Qualified Partners, LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.14	Form of Stock Purchase Warrant to New Millenium Capital Partners II, LLC, effective May 2, 2005, Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.15	Fee Protector Agreement dated June 14, 2005, by and between the Company and DLM Asset Management, Inc. (filed as an Exhibit to the Current Report on Form 8-K/A dated June 20, 2005 and incorporated herein by reference).

10.16	Repurchase Agreement dated May 31, 2005, by and between the Company and AJW Partners (filed as an Exhibit to the Current Report on Form 8-K/A dated June 2, 2005 and incorporated herein by reference).

10.17	Callable Secured Convertible Note, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.18	Stock Purchase Warrant, dated May 18, 2005 issued to Tirion Group (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.19	Standard Office Lease between the Company and Camp Bowie Centre (filed as an Exhibit to Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference).

10.20	Securities Purchase Agreement, dated May 2, 2005, between the Company and AJW Partners and its affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.21	Registration Rights Agreement, dated May 2, 2005, between the Company and AJW Partners and Affiliates (filed as an Exhibit to Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference).

10.22	Investment Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, LP (filed as Exhibit 10.22 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.23	Registration Rights Agreement, dated as of June 28, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (filed as Exhibit 10.23 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.24	Placement Agent Agreement dated June 28, 2005, by and between the Company, U.S. Euro Securities and Dutchess Equities Fund II L.P. (filed as Exhibit 10.24 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.25	Extension and Amendment of Corporate Advisory Agreement between the Company and Steven Antebi; dated June 13, 2005 (Replaces incorrect exhibit previously filed.) (filed as Exhibit 10.25 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.26	Amendment to Investment Agreement, dated August 23, 2005 by and between the Company and Dutchess Private Equities Fund, II, LP (filed as Exhibit 10.26 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.27	Amendment to Registration Rights Agreement, dated as of August 23, 2005, by and between the Company and Dutchess Private Equities Fund, II, L.P. (filed as Exhibit 10.27 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

10.28	Extension and Amendment of Certain Provisions of Corporate Advisory Agreement between the Company and Steven Antebi, dated January 30, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 3, 2006 and incorporated herein by reference).

10.29	Warrant Certificate containing revised terms of previously issued warrant issued to Steven Antebi, dated July 12, 2005 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2006 and incorporated herein by reference).

10.30	Business Relationship Letter Agreement between the Company, Firecreek, and The Sahara Group (filed on Exhibit 10.30 with the Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference).
10.31	Annual Report on Form 10-KSB, filed on April 12, 2005, and incorporated herein by reference.

10.32	Oil and Gas Participation and Rights Agreement (the “Participation Agreement”) between the Company and Dutchess Private Equities Fund, Ltd. dated December 3, 2008 (filed on Exhibit 10.32 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.33	Advisory Services Agreement between EGPI Firecreek, Inc. and Joseph M. Vasquez dated February 1, 2009 (filed on Exhibit 10.33 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.34	Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., (filed on Exhibit 10.34 with the Report on Form 10-K filed on April 14, 2009 and incorporated herein by reference).

10.35	Current Report on Form 8-K, filed on December 3, 2008, incorporated herein by reference

10.36	Sale / Assignment of 100% of Firecreek Petroleum, Inc. subsidiary dated May 18, 2009 (filed as Exhibit 10.1through 10.5 to a Current Report on Form 8-K, filed on May 20, 2009, and incorporated herein by reference).

10.37	Modification and extension of Promissory Note Agreement between EGPI Firecreek, Inc. and Dutchess Private Equities Fund, Ltd., (filed in a Current Report on Form 8-K, filed on June 18, 2009, and incorporated herein by reference).

10.38	Promissory Note Agreement between the EGPI Firecreek, Inc. and Thomas J. Richards, (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on June 18, 2009, incorporated herein by reference).

10.39	Fee Agreement dated July 2, 2009, by and between the Company and Joseph Gourlay and Stewart Siller, (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on July 31, 2009, incorporated herein by reference).

10.40	Modification and Extension of Promissory Note Agreement between EGPI Firecreek, Inc. and Thomas J. Richards (filed as information in a Current Report on Form 8-K, filed on September 21, 2009, incorporated herein by reference).

10.41	Stock purchase agreement Effective as of November 4, 2009, (relating to the acquisition of South Atlantic Traffic Corporation) (filed as Exhibits 10.1 through 10.8 to a Current Report on Form 8-K, as amended, filed on November 12, 2009, and January 22, 2010 Amendment #1, respectively, incorporated herein by reference).

10.42	Factor Agreement for accounts receivable based credit facility financing dated November 3, 2009 (factor lender Creative Capital Associates, Inc. in conjunction with Benefactor Funding Corp. relating to the acquisition of South Atlantic Traffic Corporation) (filed as Exhibit 10.9 to a Current Report on Form 8-K, as amended, filed on November 12, 2009, incorporated herein by reference).

10.43	Pending Agreement dated January 15, 2010 (relating to the acquisition of all of the issued and outstanding capital stock of Southwest Signal, Inc.) (filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on January 22, 2010, as amended, and February 8, 2010 Amendment #1, respectively, incorporated herein by reference).

10.44	Stock Purchase Agreement, dated March 3, 2010 (relating to the acquisition of Redquartz Ltd) (filed on Exhibits 10.1 to a Current Report on Form 8-K dated March 11, 2010, and incorporated herein by reference).

10.45	Pending Agreement between the Company and Don Tyner related to the Company’s acquisition of Membership Interests in Sierra Pipeline, LLC. dated December 18, 2009 (filed as an Exhibit 10.1 to Current Report on Form 8-K dated December 29,2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference)

10.46	Acquisition Agreement, between the Company and Whitt Oil and Gas, Inc. related to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.3 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.47	Assignment of Leases, between the Company and Whitt Oil and Gas, Inc. related to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009(filed as an Exhibit 10.4 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.48	Operating Agreement, Related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.5to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.49	Recording Supplement to Operating Agreement, Related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.6 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.50	Assignment of ORRI Interests to Persons or Entities, further related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.7 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.51	Closing Instructions related to the Agreements between the Company and Whitt Oil and Gas, Inc. as to the Company’s acquisition of Interests in Oil and Gas Interests (Three Well Project), dated December 22, 2009 (filed as an Exhibit 10.8 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.52	Advisory Agreement between the Company and Steven Antebi dated December 9, 2009 (filed as an non attached Exhibit 10.9 to Current Report on Form 8-K dated December 29, 2009, as amended and filed on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.53	Final Escrow Closing Authorization Letter Agreement and related disbursements dated December 31, 2009 between the Company and its wholly owned subsidiary EPI, and acting Escrow Counsel Fergus & Fergus, L.L.P in behalf of the transaction with Whitt Oil and Gas, Inc., (filed as Exhibit 10.10 to Current Report on Form 8-K/A on January 6, 2010, and incorporated herein by reference).

10.54	Note Purchase Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.55	Registration Rights Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.56	Secured Promissory Note Agreement with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.4 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.57	FUNDING AND LETTER OF CREDIT AGREEMENT dated the 15th day of January, 2010, by and between KEVIN J. FITZGERALD and PAMELA W. FITZGERALD, SOUTHWEST SIGNAL, INC., a Florida corporation, EGPI FIRECREEK, INC. and ST. GEORGE INVESTMENTS, LLC, an Illinois limited liability company (filed as Exhibit 10.5 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.58	Bank of Tampa Commitment Letter For Irrevocable Letter of Credit, as of January 15, 2010 (filed as Exhibit 10.6 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.59	Irrevocable Instructions for Letter of Credit from Southwest Signal, Inc. and Sellers, as of January 15, 2010 (filed as Exhibit 10.7 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.60	Trust Account Instructions to the Funding and Letter of Credit Agreement from St. George Investments, LLC (filed as Exhibit 10.8 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.61	Judgment By Confession, Exhibit to St. George Investments LLC Agreements, as of January 15, 2010 (filed as Exhibit 10.9 to Current Report on Form 8-K on January 22, 2010, and incorporated herein by reference).

10.62	Convertible Promissory Note with St. George Investments, LLC, as of January 15, 2010 (filed as Exhibit 10.10 to Current Report on Form 8-K/A on February 8, 2010, and incorporated herein by reference).

10.63	Patrick Kelly Promissory Note 1 Agreement to the Stock Purchase Agreement with Redquartz LTD, as of March 3, 2010 (filed as Exhibit 10.2 to Current Report on Form 8-K on March 11, 2010, and incorporated herein by reference).

10.64	Patrick Kelly Promissory Note 2 Agreement to the Stock Purchase Agreement with Redquartz LTD, as of March 3, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K on March 11, 2010, and incorporated herein by reference).

10.65	Stock Purchase Agreement with the Stockholders of Chanwest Resources, Inc. 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K on June 6, 2010, and incorporated herein by reference).

10.66	Stock Purchase Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.1 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

10.67	Dealer Agreement with E-Views Safety Systems, Inc. dated July 20, 2010 (filed as Exhibit 10.2 to Current Report on Form 10-Q filed on August 20, 2010, and incorporated herein by reference).

10.68	Stock Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 7, 2010, as amended and filed on Form 8-K/A on December 7, 2010, and incorporated herein by reference).

10.69	Schedule of Buyers, Exhibit A to the Securities Purchase Agreement with the Owners of Terra Telecom, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 7, 2010, as first amended and filed on Form 8-K/A (Amendment No. 1) on December 7, 2010, and with second amendment filed on Form 8-K/A (Amendment No. 2) on March 22, 2011, and incorporated herein by reference.

10.70	Assignment and Bill of Sale with Ginzoil, Inc. filed as exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2011, and as amended filed on Exhibit 10.1 to Form 8-K/A (Amendment No. 1) filed on May 24, 2011, and incorporated herein by reference. and incorporated herein by reference.

10.71	Series D Convertible Preferred Stock Purchase Agreement with Dutchess Private Equities Fund, Ltd. filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 7, 2011, and incorporated herein by reference.

10.72	Certificate of Designations, Preferences and Rights of Series D Preferred Stock, $0.001 Par Value of EGPI Firecreek, Inc. filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 7, 2011, and incorporated herein by reference.

10.73	Model Form Operating Agreement with Success Oil Co. Inc. (Operator) filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 7, 2011, and as amended filed on Exhibit 10.2 to Form 8-K/A (Amendment No. 1) filed on May 24, 2011, and incorporated herein by reference.

10.74	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc. Regarding all of the issued and outstanding stock of South Atlantic Traffic Corporation filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.75	Promissory Note issued to EGPI Firecreek, Inc. from Distressed Asset Acquisition, Inc. filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.76	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc. Regarding all of the issued and outstanding stock of Oklahoma Telecom Holdings, Inc. F/K/A Terra Telecom, LLC, filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.77	Promissory Note issued to EGPI Firecreek, Inc. from Distressed Asset Acquisition, Inc. filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.78	Stock Purchase Agreement with Distressed Asset Acquisitions, Inc. Regarding all of the issued and outstanding stock of Terra Telecom, Inc, filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.79	Promissory Note issued to EGPI Firecreek, Inc. from Distressed Asset Acquisition, Inc. filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 18, 2011, and incorporated herein by reference.

10.80	Agreement and Promissory Note with TWL Investments a LLC filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.81	Security Agreement with TWL Investments a LLC filed as Exhibit 10.2 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.82	Collateral Assignment of Mineral Leases with TWL Investments a LLC filed as Exhibit 10.3 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.83	Exclusive Option To Purchase with TWL Investments a LLC filed as Exhibit 10.4 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.84	Turnkey Rework Agreement Security with TWL Investments a LLC filed as Exhibit 10.5 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.85	Escrow Agreement with TWL Investments a LLC filed as Exhibit 10.6 to Current Report on Form 8-K filed on May 13, 2011, and incorporated herein by reference.

10.86	Equity Purchase Agreement with Southridge Partners II, LP filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2011, and incorporated herein by reference.

10.87	Registration Rights Agreement with Southridge Partners II, LP filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 9, 2011, and incorporated herein by reference.

10.88	Oil and Gas Purchase and Development Agreement (Linear Short Form Agreement) with CUBO Energy, PLC and Success Oil Co., Inc. filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2012, and incorporated herein by reference.

14	Code of Ethics filed on Exhibit 14 with the Report on Form 10-KSB filed on April 27, 2004, and incorporated herein by reference.

21	Updated List of Subsidiaries filed herewith as an Exhibit to this report.

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

99.1	Annual Report on Form 10-KSB/A, Amendment No. 3, for the fiscal year ended December 31, 2006, filed on April 11, 2008, and incorporated herein by reference.

99.2	Annual Report on Form 10-KSB/A, Amendment No. 1, for the fiscal year ended December 31, 2007, filed on July 24, 2008, and incorporated herein by reference.

99.3	Annual Report on Form 10-KSB/A, Amendment No. 4, for the fiscal year ended December 31, 2008, filed on March 23, 2010, incorporated herein by reference.

99.4	Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, filed on April 15, 2010, incorporated herein by reference.

99.5	Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on April 28, 2011, Incorporated herein by reference.

PART F/S FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 7, 2012 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R Alexander	Chief Executive Officer and Chairman of	May 7, 2012
Dennis R Alexander	the Board of Directors, CFO

/s/ David H. Ray	Director and Executive Vice President	May 7, 2012
David H. Ray.	And Co-Treasurer

/s/ Brandon D. Ray	Director and	May 7, 2012
Brandon D. Ray.	Executive Vice President of Finance

/s/ Michael Trapp	Director	May 7, 2012
Michael Trapp

/s/ David Taylor	Director	May 7, 2012
David Taylor

/s/ Michael D. Brown	Director	May 7, 2012
Michael D. Brown

