Form 10-Q
period 2012-03-31
EGPI FIRECREEK, INC.
filed 2012-05-21
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☑ No   ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2012, the registrant had 998,550,167shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A, B preferred stock issued and outstanding, 87,142 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-Q

March 31, 2012

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	Unaudited	Audited
	3/31/2012	12/31/2011
ASSETS
Current assets:
Cash	$6,140	$2,481
Current assets related to discontinued operations
Cash	91	215
Total current assets related to discontinued operations	91	215
Total current assets	6,231	2,696

Other assets:
Fixed assets – net	540,532	565,509
Oil and natural gas properties – proved reserves - net	1,811,648	1,849,843
Other assets related to discontinued operations
Fixed assets – net	11,772	12,449
Oil and natural gas properties – proved reserves - net	268,721	274,251
Total other assets related to discontinued operations	280,493	286,700
Total other assets	2,632,673	2,702,052

Total assets	$2,638,904	$2,704,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,133,557	$1,001,584
Notes payable	2,501,221	2,767,589
Convertible notes, net of discount	687,143	480,221
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	482,076	477,876
Derivative liabilities	837,310	639,859
Asset retirement obligation	11,265	10,930
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	81,121	64,840
Notes payable	96,390	96,390
Asset retirement obligation	11,266	10,931
Total current liabilities related to discontinued operations	188,777	172,161
Total current liabilities	5,898,223	5,607,092

Commitments and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares, 2,485 and 2,490 shares issued at March 31, 2012 and December 31, 2011, respectively	1,868,779	1,872,554

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21,200 votes per share, are not convertible, have no stated dividend; 87,142 and 87,142 shares outstanding at March 31, 2012 and December 31, 2011, respectively	87	87
Common stock- $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding, 453,091,139 at March 31, 2012 and 99,648,493 at December 31, 2011, respectively	453,091	99,648
Additional paid in capital	29,681,896	29,668,977
Other comprehensive income	189,625	214,499
Common stock subscribed	1,515,909	1,466,364
Contingent holdback	2,000	2,000
Accumulated deficit	(36,970,704)	(36,130,083)
Total shareholders' deficit	(5,128,096)	(4,678,508)
Total liabilities & shareholders' deficit	$2,638,904	$2,704,748

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	For the three months ended	For the three months ended
	3/31/2012	3/31/2011
Revenues
Gross revenue from sales	$-	$12,320
Gross revenues from oil and gas sales	18,870	17,558
Total revenue	18,870	29,878
Cost of sales		(19,062)
Well operation costs	(34,668)	(21,554)
Gross margin	(15,798)	(10,738)

General and administrative expenses:
General administration	(230,946)	(257,732)
Total general & administrative expenses	(230,946)	(257,732)
Net loss from operations	(246,744)	(268,470)
Other revenues and expenses:
Interest expense	(355,588)	(117,341)
Gain (loss) on settlement of debt	(140,322)	(666,637)
Other income	34,673	-
Gain (loss) on asset disposal	-	31,970
Gain (loss) on derivatives	(88,958)	(211,672)
Net loss before provision for income taxes	(796,939)	(1,232,150)
Provision for income taxes	-	-
Loss from continuing operations	(796,939)	(1,232,150)
Loss from discontinued operations net of tax	(43,682)	(658,246)

Net loss	$(840,621)	$(1,890,396)

Foreign currency translation	(24,874)	(76,859)
Net comprehensive loss	(815,747)	(1,813,537)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.00)	$(3.56)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(1.90)
Basic and diluted net loss per common share	$(0.00)	$(5.46)
Weighted average of common shares outstanding:
Basic and fully diluted	212,143,823	345,931

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	For the three	For the three
	months ended	months ended
	3/31/2012	3/31/2011
Operating Activities:
Net income (loss)	$(840,621)	$(1,890,396)
Adjustments to reconcile net loss items not requiring the use of cash:
Accretion of asset retirement obligation	670	324
Common shares issued for services	-	20,118
Promissory notes issued for services	90,000	60,000
Imputed interest	16,181	-
Loss on disposition of SATCO	-	586,924
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	-	(31,970)
Bad debt expense	-	100,000
Loss on change in derivative	88,959	211,672
Loss on settlement of debt	140,322	666,040
Depletion	43,725	16,366
Depreciation	25,654	19,683
Amortization of intangibles	-	29,249
Amortization of debt discount	261,242	297,335
Changes in other operating assets and liabilities:
Accounts receivable	-	87,822
Inventory	-	11,493
Accounts payable and accrued expenses	185,377	(229,119)
Accounts payable and accrued expenses - related party	4,200	40,670
Prepaid expenses	-	(64)
Net cash provided by (used by) operations	15,709	(3,853)
Investing Activities:
Cash acquired in acquisition of Arctic Solar Engineering	-	538
Net cash used by investing activities	-	538
Financing Activities:
Principal payments on debt	(40,000)	-
Borrowings on debt	52,700	84,292
Net cash provided by financing activities	12,700	84,292

Foreign currency translation	(24,874)	(76,859)
Net increase (decrease) in cash during the period	3,535	4,118
Cash balance at January 1st	2,696	9,930
Cash balance at March 31st	$6,231	$14,048

Supplemental disclosures of cash flow information:
Interest paid during the year	$13,354	$3,153
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for:
Debt conversion and settlement	146,123	813,418
Services expensed in the prior period (common stock subscribed)	15,000
Terra Telecom, Inc.	-	18,000
Preferred stock conversion	3,775	-
Preferred shares subscribed to acquire oil and gas lease	-	3,736,387
Adjustment to derivative liability due to debt conversion	94,505	-
Accounts payable converted to promissory notes	-	385,581
Adjustment to asset retirement obligation	-	8,051
Debt discount	202,998	267,865

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31,2011	87,142	87	99,648,493	99,648	29,668,977	(36,130,083)	214,499	1,466,364	2,000	(4,678,508)

Issued common shares for services			20,450,000	20,450	1,705			12,857		35,012
Issued common shares for conversion or settlement of debt			326,742,646	326,743	(96,997)			36,688		266,434
Issued common shares for conversion of preferred stock			6,250,000	6,250	(2,475)					3,775
Imputed interest					16,181					16,181
Adjustment to derivative liability due to debt conversion					94,505					94,505
Other comprehensive loss							(24,874)			(24,874)
Net loss for the three months ended						(840,621)				(840,621)
Balance at March 31, 2012	87,142	$87	453,091,139	$453,091	$29,681,896	$(36,970,704)	$189,625	$1,515,909	$2,000	$(5,128,096)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2012 AND MARCH 31, 2011

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

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of South Atlantic Traffic Corporation to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on The Business”, and Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On March 14, 2011, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of Oklahoma Telecom Holdings, Inc. an Oklahoma corporation, formerly known as Terra Telecom, LLC., an Oklahoma limited liability company and Terra Telecom, Inc. (TTI”), to Distressed Asset Acquisitions, Inc. For further information please see our Current Report on Form 8-K filed on March 18, 2011 and in the section on The Business”, and Overview” to the Management Discussion and Analysis sections, and elsewhere listed in this document.

On July 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 5,000,000,000 from 3,000,000,000 and is authorized to issue 60,000,000 shares of preferred stock that has a par value of $0.001 per share.

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

Revenue and Cost Recognition-

-	Oil and gas: Revenue is recognized from oil and gas sales in the period of delivery. Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

-	Oilfield services: Revenue from services is recognized when an arrangement exists, the services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

-	Product sales/installation: Revenue from product sales or installation pertaining to solar panels and equipment are recognized when an arrangement exists, the product is delivered or installed, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2012 or December 31, 2011.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $118,473 at March 31, 2012 and $118,473 at December 31, 2011.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2012 and December 31, 2011, the ARO of $22,531 and $21,861 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012 on a recurring and non-recurring basis:

Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$-
Goodwill (non-recurring)	$-	$-	$-	$-
Derivatives (recurring)	$-	$-	$837,310	$88,958

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$(309,816)
Goodwill (non-recurring)	$-	$-	$-	$(22,119)
Derivatives (recurring)	$-	$-	$639,859	$470,833

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

As of March 31, 2012 there were no intangible assets and in 2011, amortizable intangible assets consisted of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the three months ending March 31, 2012 the Company recorded no amortization, and amortization of $29,249 for the three months ending March 31, 2011.  The useful lives pertaining to the intangible assets amortized are as follows:

Intangibles acquired in Arctic Solar Engineering, Inc.

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

3. Common Stock Transactions

During the three months ended March 31, 2012, the Company issued 20,450,000 shares of common stock valued at $22,155 and subscribed stock in the amount of $12,857 for services. The value of these services, $15,000, was expensed in the prior year and recorded in accounts payable.  The transaction resulted in a loss on settlement of debt totaling $20,012. All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the three months ended March 31, 2012, the Company issued 326,742,646 shares of common stock valued at $229,746 and recorded common stock subscriptions in the amount of $36,688 to extinguish debt of $146,123 resulting in a loss on extinguishment of debt of $140,322 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged. For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded. Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the three months ended March 31, 2012, 5 shares of Series D preferred stock were converted into common shares of the Company. The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction. A total of 6,250,000 shares of common stock were issued pursuant to this conversion.

During the three months ended March 31, 2012, the Company recorded an additional amount of $94,505 to additional paid in capital related to the fair market value of the conversion of debts that were included in the derivative liability on the conversion date. The Company also recorded $16,181 in imputed interest as an increase to additional paid in capital related to loans that did not carry a market rate of interest or were non-interest bearing.

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

Series D preferred stock: Effective March 2, 2011 EGPI Firecreek, Inc. (the “Company”) obtained consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock. The Series D preferred stock include 2.5 million shares authorized, par value $.001, and each share of Series D Preferred Stock is convertible into common shares, where such number of shares shall be equal to the greater of the number calculated by dividing the Purchase Commitment per share ($1,000) by 1) $0.003 per share, or 2) one hundred and ten percent (110%) of the lowest VWAP for the three (3) days immediately preceding a Conversion Date.

During the three months ended March 31, 2012, 5 shares of Series D preferred stock were converted into common shares of the Company. The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction. A total of 6,250,000 shares of common stock were issued pursuant to this conversion.

5. Fixed Assets

The following is a detailed list of fixed assets:

13

	3/31/2012	12/31/2011
Property and equipment	$ 540,307	$ 540,307
Well equipment	174,825	174,825
Accumulated depreciation	(162,828)	(137,174)

Fixed assets - net	$552,304	577,958

6.	Oil and Gas

Oil and Gas Properties:	March 31, 2012	December 31, 2011
Oil and gas properties – proved reserves	$2,053,981	$2,053,981
Development costs	165,162	165,162
Accumulated depletion	(152,058)	(109,520)

Oil and gas properties - net	$2,067,085	$2,109,623

Depletion expense was $43,725 and $16,366 for three months ended March 31, 2012 and March 31, 2011, respectively.

7.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at March 31, 2012 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2011	240	$28.125000	0.978

Issued	0
Exercised	0
Expired	0

Outstanding at March 31, 2012	240	$28.125000	0.729

There was no warrant activity during the three months ended March 31, 2012. The value of these warrants are included in the derivative liability at March 31, 2012 and December 31, 2011 due to the fact that the equity environment is tainted.

8.  Note Receivable

On March 14, 2011, the company received a promissory note from the sale of its interest in Terra to a third party.  The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%.  The note includes an optional provision to extend for one additional twelve month period. An Allowance for Doubtful Accounts of $50,000 has been established for this receivable.

On March 14, 2011, the company received a promissory note from the sale of a subsidiary, SATCO, to a third party.  The value of this promissory note is $50,000 and is due 1 year from the date of issuance, along with accrued interest at the rate of 9%.  The note includes an optional provision to extend for one additional twelve month period. An allowance for doubtful accounts of $50,000 has been established for this receivable.

9. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at March 31, 2012:

Deferred Tax asset	$2,851,034
Valuation allowance	(2,851,034)
Net deferred tax assets	-

The Company estimates that it has an NOL carryfoward of approximately $8,154,812 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2003 to December 31, 2011 may be subject to IRS audit.

12.  Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. There remains an unpaid balance of $9,900 at March 31, 2012 and $6,700 December 31, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The contract is currently in force with a balance due of $55,470 and $45,870 at March 31, 2012 and December 31, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is an outstanding balance of $0 at December 31, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $304,775 and $279,950 at March 31, 2012 and December 31, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $55,000 remaining at March 31, 2012 and December 31, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at March 31, 2012 and December 31, 2011.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner a former officer and shareholder, for $27,000. The note matures June 30, 2011, and the unpaid balance at March 31, 2012 and December 31, 2011 was $21,700.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at December 31, 2011 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $17,825. Willoil Consulting LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of March 31, 2012.

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

13. Notes Payable

At March 31, 2012, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		3/31/12 ($)
9/17/2009	4	9/17/2010	12		$11,350
5/29/2009	4	9/17/2010	12	*	29,111
9/17/2009	4	9/17/2010	18	*	3,830
3/25/2012	4	4/1/2012	18		10,000
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		209,420
3/1/2010	9	See footnote 10	0		475,000
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		29,542
8/31/2011	7	5/31/2012	8		25,000
7/1/2011	1	7/1/2013	18		149,000
2/18/2010	3	12/1/2010	4		136,150
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		858,900
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		124,290
6/9/2011	15	5/9/2011	14		315,626
6/1/2011	16	12/1/2011	8		67,352
8/11/2011	17	4/11/2012	12		27,000
10/28/2011	18	10/28/2012	12		13,300
8/12/2011	19	2/12/2012	10		42,500
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		18,300
10/1/2011	22	6/30/2012	6		5,974
11/15/2011	8	8/17/2012	8		25,000
1/27/2012	23	7/27/2012	8		13,700
3/1/2012	23	9/1/2012	8		10,000
3/15/2012	23	9/5/2012	8		19,000
1/25/2012	24	1/25/2013	12		42,800
3/28/2012	22	3/28/2013	15		20,000
3/30/2012	8	On Demand	10		25,000
Unamortized Discount					(207,947)
Total					3,667,449

*	Compounded

Notes:

Other than as described at Notes 1, 6, 7, 8, 9, 17, 18, 19, 22, 23, 24, and 25 none of the other notes had conversion options.

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

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012. In July 2011 a judgment was issued for $202,000 to be paid over two years with no interest, except if there is a default, then interest of 18% will accrue. As a result of defaults by the Company under the agreed upon settlement terms, another settlement agreement was entered into on January 31, 2012. This settlement required the payment of monthly amounts of $10,000 by the Company over 18 months and no default interest is owed until the Company defaults on a payment under these newly agreed upon terms. Default interest of 18% will accrue in the event of default. A total of $40,000 in payments were issued during the three months ended March 31, 2012, reducing the balance of the amount due to $149,000.

Note 2: For the three months ended March 31, 2012, we have received no cash proceeds for these debt obligations, settled $63,480 in debt for common stock, yielding a balance of $209,420 at the period end.

Note 3: For the three months ended March 31, 2012 the Company has a debt obligation of $21,700 for which no payments were made during the period.   The company also had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $136,150 for which no payments were made during the period and included $2,600 in accrued interest added to the principal value of the note.

Note 4:  During 2009 we received cash proceeds for the aggregate amount of $41,307, which is payable in principal and interest with rates ranging from 12-18%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2012, the Company recognized note discount amortization of $35,319.  The discount is amortized using the effective interest method.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2011, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2012, the Company recognized note discount amortization of $6,556.  The discount is amortized using the effective interest method.

Note 7: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2012, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The August 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2012, the Company recognized note discount amortization of $9,621.

Note 8: On November 15, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on August 17, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of March 31, 2012, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The November 15, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the three months ended March 31, 2011, the Company recognized note discount amortization of $4,914.  The discount is amortized using the effective interest method. In March of 2012, the Company entered into an additional note for $25,000 with the same terms, except the new note was due on demand. The $25,000 was recorded as a note discount and expensed immediately due to the fact that the note is due on demand.

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  During the three months ended March 31, 2012, an additional $90,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that the conversion option associated with this note is deemed to be a derivative liability.  During the three months ended March 31, 2012, $7,500 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended March 31, 2012 we have balance on debt obligations owed totaling $858,900, related to the acquisition of a subsidiary in March 2010.  A total of $8,375 of this debt was settled by the issuance of stock during the three months ended March 31, 2012.

Note 11:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $133,247 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at March 31, 2012.

Note 13:  The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was imputed on these balances.

Note 14: The balance owed under these debt obligations is $124,290 as of March 31, 2012.

Note 15: Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000, and amended December 9, 2011 to $315,625. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on

September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31, 2011. In the three months ended March 31, 2012, the Company settled $17,648 on this note by issuing common stock, leaving a balance of $67,352 at March 31, 2012.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the quarter ended March 31, 2012, the Company recognized note discount amortization of $6,024. The discount is amortized using the effective interest method.

Note 18: Effective October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are 12% interest, with principal and interest all due on or before October 28, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 28, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the quarter ended March 31, 2012, the Company recognized note discount amortization of $4,484. The discount is amortized using the effective interest method.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability. The balance owing at March 31, 2012 is $42,500. For the three months ended March 31, 2012, the Company recognized note discount amortization of $12,376. The discount is amortized using the effective interest method.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability. For the three months ended March 31, 2012, the Company recognized note discount amortization of $10,766. The discount is amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest, with principal and interest all due on or before March 3, 2012.

Note 22: Effective October 1, 2011, the Company entered into a Convertible Promissory Note in the amount of $11,250. The terms of the note are for 6% interest with principal and interest due on demand. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 1, 2011 value of the note of $11,250 was recorded as a note discount to be amortized over the life of the note and derivative liability. In March 2012 an additional note for $20,000 was issued bearing the same terms. For the three months ended March 31, 2012, the Company recognized note discount amortization of $20,000. The discount is amortized using the effective interest method.

Note 23: Effective January 27, 2012, the Company entered into a Promissory Note in the amount of $13,700. The terms of the note are for 8% interest, with principal and interest all due on or before July 27, 2012. Effective March 1, 2012 the Company entered into an additional Promissory Note in the amount of $10,000 with the same terms due on or before September 1, 2012 Effective March 5, 2012, the Company entered into an additional Promissory Note in the amount of $19,000 with the same terms due on or before September 5, 2012.

Note 24: Effective January 25, 2012, the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for interest of 12% with principal and interest due on or before January 25, 2013. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 60% discount to the fair market value of the stock at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The January 25, 2012 value of the note for $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. On March 28, 2012 an additional note for $20,000 was issued bearing the same terms. For the three months ended March 31, 2012, the Company recognized note discount of $20,000. The discount is amortized using the effective interest rate.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

14.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of March 31, 2012, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $639,859. As of March 31, 2012, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $837,310. During the three months ended March 31, 2012, the Company recognized a loss on change in fair value of derivative liability totaling $88,958.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at December 31, 2011 and March 31, 2012 were as follows:

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

Key assumptions used in the valuation of derivative liabilities associated with the reset provisions of the series D preferred stock at December 31, 2011 and March 31, 2012 were as follows:

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

The components of the derivative liability on the Company’s balance sheet at December 31, 2011 and 2010 are as follows:

	March 31, 2012	December 31, 2011
Embedded conversion features - convertible promissory notes	$818,497	$626,953
Common stock warrants	-	-
Anti-dilution provisions of series D preferred stock	18,813	12,906
	$837,310	$639,859

The Company had the following changes in the derivative liability:

Balance at December 31, 2011	$639,859
Issuance of securities with embedded derivatives	252,039
Debt and preferred stock conversions	(94,505)
Derivative (gain) or loss due to mark to market adjustment	(39,917)
Balance at March 31, 2012	$837,310

16.  Intangible Assets

The company had $0 of intangible assets recorded as of March 31, 2012 and December 31, 2011. In the year ended December 31, 2011, all intangible assets were fully impaired.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2011 and 2010:

	3/31/2011	12/31/2011
Asset retirement obligation at the beginning of period	21,861	5,368
Liabilities incurred	-	-
Revisions to previous estimates	-	11,876
Dispositions	-	-
Accretion expense	670	4,617
Asset retirement obligation at the end of period	22,531	21,861

18.  Discontinued Operations

On March 14, 2011, the Company entered into and completed a definitive Stock Purchase Agreement whereby EGPI Firecreek, Inc. would sell 100% of the common shares of SATCO to Distressed Asset Acquisitions, Inc.

The consideration being paid by Distressed Asset Acquisitions, Inc. consists of a $50,000 in the form of a promissory note (the Purchase Price”). The promissory note is to be paid to the Company on or before March 14, 2012 in lawful money of the United States of America and in immediately available funds the principal sum of $50,000, together with interest on the unpaid principal of this Note from the date hereof at the interest rate of Nine Percent (9%). The Note can be extended for one additional twelve month period. The loss on disposal is $586,924 and is recognized in the financial statements on the disposal date. Please refer to the Form 8-K filed with the SEC on March 18, 2011.

On February 29, 2012, the Company entered into a Linear Short Form Agreement (the “AGREEMENT”), with Success Oil Co., Inc. located at 8306 Wilshire Blvd. #566 Beverly Hills, Ca. 90211, (“Success” or “Operator”) and CUBO Energy, PLC and or its assignee, a public limited corporation organized under the laws of Great Britain (“CUBO”, “Assignee”, or “Participant”), whereas the Company will sell 50% of its interests in certain oil and gas properties and interests to CUBO known as the North 40 Interests of the A.J. Tubb Leasehold Estate located in Ward County Texas to CUBO as approved by Operator, along with granting certain participation rights in further Option Rights for new proposed Drilling and Development in the South 40 of the A.J. Tubb Leasehold Estate. The total consideration to be given is $1.15 million in CUBO stock reduced by any liabilities assumed by CUBO that are collateralized by the North 40 Interests. For further information please see our Current Report on Form 8-K filed on March 7, 2012, incorporated herein by reference. As of the date of this filing, this transaction has not closed. The Company included the assets and liabilities of the portion of the interests that may be sold in assets and liabilities available for sale and discontinued operations.

On March 12, 2012 the Company announced that it entered into a Letter of Intent to sell 51% majority interest in its Arctic Solar Engineering, LLC ("ASE") to Canada based W2 Energy, Inc. (“W2”) via a Securities Exchange Agreement and subject to the approvals of the Board of Directors of both the Company and W2. As of the date of this filing, this transaction has not closed. The Company included the assets and liabilities of the portion of the interests that may be sold in assets and liabilities available for sale and discontinued operations.

19.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion.

20. Concentrations and Risk

Customers

During the three months ended March 31, 2012 and March 31, 2011, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

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

In February 2012 the Company received a lawsuit notice on behalf of itself by Morrell Saffa Craige, PC (“Morrell”) seeking the recovery of legal fees in the approximate sum of $25,000 owed to the Plaintiff in connection with its successful defense of a lawsuit styled Thermo Credit, LLC v. EGPI, et al. The Company owes the above fees and intends on paying the bill in full. The amount is recorded in the financial statements in accounts payable.

In May, 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position. The amount is recorded as a liability in the financial statements.

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

22. Subsequent Events

In April 2012 the Company issued 30,952,381 shares of common stock, as reclassified, to various consultants for services rendered.

In April 2012 the Company issued 190,537,376 shares of common stock, as reclassified, to reduce debt owed to a debt holder.

In April 2012 the Company issued 286,466,667 shares of common stock, as reclassified, to reduce debt on promissory notes and convertible promissory notes.

In May 2012 the Company issued 37,500,000 shares to reduce debt on convertible promissory notes.

On April 3, 2012 the Company announced a Letter of Intent aimed to prepare and conduct drilling programs in the Barnett Formation located in West Central Texas with U.K.-based Cubo Energy, PLC or its assignee. Initial plans in negotiation and discussion are to conduct a 3-D Seismic study for 240 acres covering the Boyette property, in Shackelford County, Texas.

On April 30, 2012 accredited and institutional investors have reserved and instructed a third party broker dealer to set aside cash in the amount of $1,000,000, which funds are currently segregated, by certain entities not affiliated with the third party broker dealer, that are desirous to roll up into a senior Convertible purchase of shares of Preferred Stock in EGPI Firecreek, Inc. (“EGPI”). Any share purchase agreement is to be negotiated in good faith between EGPI and those investors whose funds are segregated for this purpose through an Investors Advisor, and any such Share Purchase Agreement will be accomplished through an Intermediary Agreement. Should the Company not consummate a transaction with the Investors through the Intermediary Agreement the Company will be required to pay as compensation to the Investors a Breakup fee to repay the Investors for the loss of income from their segregated funds as follows: $300,000 per annum (the “Breakup Fee”), in cash divided monthly for each month that the funds are segregated for this transaction. The capital segregation shall have been initiated on the date of the signatures on this Agreement for purposes of assigning Breakup fees.

As of May 1, 2012 the Company and Caddo have mutually agreed in writing to extend the completion time for the long form Agreement with a goal to be completed by September 30, 2012. Summarily, on July 19, 2011, the Company entered into a linear short form of Securities Exchange Agreement with the principal shareholders owning 67% of Caddo International, Inc., (“CADDO”) a corporation organized under the laws of the state of Nevada with its principal place of business located at PO Box 608, Oil City, Louisiana 70161. The Caddo acquisition is subject to completion of all required SEC filings and shall be structured as a share exchange based on independent third party valuations of the two entities and will include the requirement for audited financials of Caddo to be completed prior to the formal closing announcement.  The expected time for these processes is has been increased to

September 30, 2012 due to preparatory work time needed by CADDO and Company scheduling time needed for its continued review and due diligence. As of the date of this filing, the transaction has not closed.

In May, 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position. The amount is recorded as a liability in the financial statements.

23.  Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three months ending March 31, 2012 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

	Discontinued Operations	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals
Revenues	18,870		18,870	-	37,739
Depreciation & amortization	26,568		26,568	277,485	330,621
Income (loss) from operations	(43,682)	32,090	(77,082)	(751,947)	(840,621)
Interest expense	-	482	-	355,588	356,070
Segment assets	280,493	518	2,352,180	5,713	2,638,904

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

Three Months Ended March 31,
2012
Revenues:
Total for reportable segments	37,739
Corporate	-
37,739
Depreciation and amortization:
Total for reportable segments	53,136
Corporate	277,485
330,621
Income (loss) from operations:
Total for reportable segments	(88,674)
Corporate	(751,947)
(840,621)
Interest expense:
Total for reportable segments	482
Corporate	355,588
356,070
Segment assets:
Total for reportable segments	2,633,191
Corporate	5,713
2,638,904

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

Completion and Entry into a Definitive Agreement with Terra Telecom, LLC

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

Completion and Entry into a Definitive Agreement with Arctic Solar Engineering, LLC

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

Completion and Entry into a Definitive Agreement with Dutchess Private Equities Fund, Ltd.

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

Results of Continuing and Discontinued Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Total revenue for sales of oil and gas during the three months ended March 31, 2012 as compared to March 31, 2011 was $18,870 and $17,558, respectively. In the current period an additional $18,870 of revenue related to sales of oil and gas during the three months ended March 31, 2012 were included in discontinued operations.

Total revenue for the sale and installation of solar equipment for the three months ended March 31, 2012 as compared to March 31, 2011 was $0 and $12,320, respectively. A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Mar-12	31-Mar-11
Advertising & promotion	$4,072	$11,359
Administration	7,661	45,758
Consulting	120,614	61,922
Depreciation/Amortization	16,913	48,932
Professional fees	77,486	89,761
Rent/Utilities	4,200	4,200
Total	$230,946	$257,732

For the three months ended March 31, 2012, promotional fees of $4,072 were incurred in stock promotional activities as compared to $11,359 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, consulting fees of $120,614 were incurred for business advisory services as compared to $61,922 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, professional fees of $77,486 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $89,761 for the three months ended March 31, 2011.

After deducting general and administrative expenses, the Company experienced a loss from operations of $840,621 for the three months ended March 31, 2012 compared to a loss of $1,890,396 for the same period last year.

The loss from discontinued operations for the three months ended March 31, 2012 and March 31, 2011 was $43,682 and $658,246, respectively. For the three months ended March 31, 2012 and March 31, 2011, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests. For the three months ended March 31, 2011, the loss from discontinued operations also included the operations of SATCO which was sold in the prior period.

Interest expense for the three months ended March 31, 2012 was $355,588 compared with $117,341 for the same period last year.

Fully diluted income (loss) per share was ($2.30) per share for the three months ended March 31, 2012, for continuing operations, compared to a loss of ($3.56) per share for the three months ended March 31, 2011.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at March 31, 2012 was $6,231 compared to $2,696 at December 31, 2011. The Company had working capital deficit of $5,891,922 at March 31, 2012 compared to a working capital deficit of $5,604,396 at December 31, 2011.

Total assets decreased to $2,638,904 at March 31, 2012 compared to $2,704,748 at December 31, 2011 mainly as a result of depreciation and depletion.

Shareholders’ equity increased to a deficit of $5,128,096 at March 31, 2012 from $4,678,508 at December 31, 2011. During the three months ended March 31, 2012, the Company issued 20,450,000 shares to consultants for services rendered. In addition, the Company issued 326,742,646 shares to pay debt of $161,123.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In February 2012 the Company received a lawsuit notice on behalf of itself by Morrell Saffa Craige, PC (“Morrell”) seeking the recovery of legal fees in the approximate sum of $25,000 owed to the Plaintiff in connection with its successful defense of a lawsuit styled Thermo Credit, LLC v. EGPI, et al. The Company owes the above fees and intends on paying the bill in full. The amount is recorded in the financial statements in accounts payable.

In May, 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position. The amount is recorded as a liability in the financial statements.

ITEM 1A. RISK FACTORS.

 There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see additional information listed in the Part II, Item 5, under the sub heading Recent Sales of Unregistered Securities, contained in our Annual Report on Form 10-K, filed on May 8, 2012, incorporated herein by reference.

I. (*)(**) On February 4, 2011, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for and behalf of consideration for the Acquisition of Arctic Solar Engineering, LLC membership interests.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Please see information listed under Item 9B, “Other Information”, and under “Recent Developments”, and “Subsequent Events” contained in our Annual Report on Form 10-K, filed on May 8, 2012, incorporated herein by reference.

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

Date:  May 21, 2012

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, President, and CFO