Form 10-Q
period 2012-06-30
EGPI FIRECREEK, INC.
filed 2012-08-20
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 19, 2012, the registrant had 3,633,761,705 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 87,412 shares of Series C, and 2,484 share of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

(1)

EGPI FIRECREEK, INC

f/k/a Energy Producers, Inc.

10-Q

June 30, 2012

(2)

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	Unaudited	Audited
	6/30/2012	12/31/2011
ASSETS
Current assets:
Cash	$296	$2,481
Current assets related to discontinued operations
Cash	43	215
Total current assets related to discontinued operations	43	215
Total current assets	339	2,696

Other assets:
Fixed assets – net	515,675	565,509
Oil and natural gas properties – proved reserves - net	1,780,936	1,849,843
Other assets related to discontinued operations
Fixed assets – net	10,976	12,449
Oil and natural gas properties – proved reserves - net	266,117	274,251
Total other assets related to discontinued operations	277,093	286,700
Total other assets	2,573,704	2,702,052

Total assets	$2,574,043	$2,704,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,674,085	$1,001,584
Notes payable	2,400,242	2,767,589
Convertible notes, net of discount	797,869	480,221
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	815,816	477,876
Derivative liabilities	445,645	639,859
Asset retirement obligation	11,537	10,930
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	114,945	64,840
Notes payable	96,390	96,390
Asset retirement obligation	11,537	10,931
Total current liabilities related to discontinued operations	222,872	172,161
Total current liabilities	6,424,938	5,607,092

Commitments and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares, 2,484 and 2,490 shares issued at June 30, 2012 and December 31, 2011, respectively	1,867,913	1,872,554

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding		—
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding		—
Series C preferred stock, 20 million authorized, par value $.001, each share has 21,200 votes per share, are not convertible, have no stated dividend; 87,142 and 87,142 shares outstanding at June 30, 2012 and December 31, 2011, respectively	87	87
Common stock- $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding, 2,635,786,879 at June 30, 2012 and 99,648,493 at December 31, 2011, respectively	2,635,787	99,648
Additional paid in capital	28,229,903	29,668,977
Other comprehensive income	232,896	214,499
Common stock subscribed	1,470,866	1,466,364
Contingent holdback	2,000	2,000
Accumulated deficit	(38,290,347)	(36,130,083)
Total shareholders' deficit	(5,718,808)	(4,678,508)
Total liabilities & shareholders' deficit	$2,574,043	$2,704,748

See the notes to the unaudited consolidated financial statements.

(3)

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

(Unaudited)

For the six		For the three
months ended		months ended

6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenues
Gross revenue from sales	$—	$12,320	$—	$—
Gross revenues from oil and gas sales	31,604	53,825	12,734	36,267
Total revenue	31,604	66,145	12,734	36,267
Cost of sales		(40,011)		(20,949)
Well operation costs	(216,179)	(46,391)	(181,511)	(24,837)
Gross margin	(184,575)	(20,257)	(168,777)	(9,519)

General and administrative expenses:
General administration	(708,868)	(588,334)	(477,922)	(330,602)
Total general & administrative expenses	(708,868)	(588,334)	(477,922)	(330,602)
Net loss from operations	(893,443)	(608,591)	(646,699)	(340,121)
Other revenues and expenses:
Interest expense	(844,990)	(295,030)	(489,402)	(177,689)
Gain (loss) on settlement of debt	(334,162)	(1,011,209)	(193,840)	(344,572)
Other income	35,653	—	980	—
Gain (loss) on asset disposal	—	31,970	—	—
Gain (loss) on derivatives	148,214	321,659	237,172	533,331
Net loss before provision for income taxes	(1,888,728)	(1,561,201)	(1,091,789)	(329,051)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(1,888,728)	(1,561,201)	(1,091,789)	(329,051)
Loss from discontinued operations net of tax	(271,536)	(792,415)	(227,854)	(134,169)

Net loss	$(2,160,264)	$(2,353,616)	$(1,319,643)	$(463,220)

Foreign currency translation	(18,397)	117,609	6,474	194,468
Net comprehensive loss	(2,141,867)	(2,471,225)	1,313,169	(657,688)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.99)	$(0.00)	$(0.12)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.50)	$(0.00)	$(0.05)
Basic and diluted net loss per common share	$(0.00)	$(1.49)	$(0.00)	$(0.17)
Weighted average of common shares outstanding:
Basic and fully diluted	841,934,723	1,581,675	1,471,725,622	2,803,839

See the notes to the unaudited consolidated financial statements.

(4)

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

For six months ended
6/30/2012	6/30/2011

Operating Activities:
Net income (loss)	$(2,160,264)	$(2,353,616)
Adjustments to reconcile net loss items not requiring the use of cash:
Accretion of asset retirement obligation	1,213	979
Preferred shares issued for services	—	75,000
Common shares issued for services	—	20,148
Promissory notes issued for services	120,000	150,000
Imputed interest	35,688	—
Loss on disposition of SATCO	—	586,924
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	—	(31,970)
Bad debt expense	—	100,000
Loss (Gain) on change in derivative	(148,214)	(321,659)
Loss on settlement or conversion of debt	334,162	1,011,211
Depletion	76,720	73,268
Depreciation	51,308	43,157
Amortization of intangibles	—	48,878
Amortization of debt discount	512,264	406,882
Changes in other operating assets and liabilities:
Accounts receivable	—	93,723
Inventory	—	11,493
Accounts payable and accrued expenses	743,579	(98,276)
Accounts payable and accrued expenses - related party	15,250	42,670
Prepaid expenses	—	336
Net cash provided by (used by) operations	(418,294)	(140,853)
Investing Activities:
Cash paid for development costs of oil and gas properties	—	(165,162)
Cash acquired in acquisition of Arctic Solar Engineering	—	538
Net cash used by investing activities	—	(165,700)
Financing Activities:
Principal payments on debt-related parties	—	(5,823)
Principal payments on debt	(50,000)	—
Borrowings on debt – related parties	322,690	210,000
Borrowings on debt	124,850	251,292
Net cash provided by financing activities	397,540	455,469

Foreign currency translation	18,397	(101,600)
Net increase (decrease) in cash during the period	(2,357)	48,393
Cash balance at January 1st	2,696	9,930
Cash balance at June 30th	$339	$58,323

Supplemental disclosures of cash flow information:
Interest paid during the year	$13,354	$12,450
Income taxes paid during the year
Non-cash activities:
Common stock issued for:
Debt conversion and settlement	373,944	2,251,244
Services expensed in the prior period (common stock subscribed)	25,000	—
Redquartz acquisition	—	30,876
Preferred stock conversion	4,642	—
Preferred shares subscribed to acquire oil and gas lease	—	3,736,387
Adjustment to derivative liability due to debt conversion	328,998	—
Accounts payable converted to promissory notes	—	385,581
Adjustment to asset retirement obligation	—	8,051
Debt discount	282,998	350,864

 See the notes to the unaudited consolidated financial statements.

(5)

EGPI FIRECREEK, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Preferred Shares	Preferred Value	Common Shares	Common Value	Paid In Capital	Accumulated Deficit	Other Conprehensive Loss	Common Stock Subscribed	Other	Total
Balance at December 31, 2011	87,142	87	99,648,493	99,648	29,668,977	-36,130,083	214,499	1,466,364	2,000	-4,678,508

Issued common shares for services			224,735,714	224,736	-161,724					63,012
Issued common shares for conversion or settlement of debt			2,295,152,672	2,295,153	-1,631,559			4.502		668,096
Issued common shares for conversion of preferred stock			16,250,000	16,250	-10,477					5,773
Imputed interest					35,688					35,688
Adjustment to derivative liability due to debt conversion					328,998					328,998
Other comprehensive loss							18,397			18,397
Net loss for the six months ended						-2,160,264				-2,160,264
Balance at June 30, 2012	87,142	87	2,635,786,879	2,635,787	28,229,903	-38,290,347	232,896	1,470,866	$2,000	$-5,718,808

 See the notes to the unaudited consolidated financial statements.

(6)

EGPI FIRECREEK, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2012 AND JUNE 30, 2011

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

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2011.

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

(7)

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2012 or December 31, 2011.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $118,473 at June 30, 2012 and $118,473 at December 31, 2011.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2011 after conducting an impairment analysis, the Company did not record impairment as the fair value of our reserves exceeded our net book value.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At June 30, 2012 and December 31, 2011, the ARO of $23,074 and $21,861 is included in liabilities and fixed assets.

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

(8)

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012 on a recurring and non-recurring basis:

Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$-
Goodwill (non-recurring)	$-	$-	$-	$-
Derivatives (recurring)	$-	$-	$445,645	$148,214

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

(9)

As of June 30, 2012 there were no intangible assets and in 2011, amortizable intangible assets consisted of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the three and six months ending June 30, 2012 the Company recorded no amortization, and amortization of $29,249 and $48,878 for the three and six months ending June 30, 2011.  The useful lives pertaining to the intangible assets amortized are as follows:

Intangibles acquired in Arctic Solar Engineering, Inc.

Useful life
Patents	5
Customer Base	5
Trademarks	5
Non-Compete	3

Foreign Currency Translation and Transaction - The financial position at present for the Company’s foreign subsidiary Redquartz, LLC, established under the laws of the Country of Ireland are determined using (U.S. dollars) reporting currency as the functional currency. All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are recognized currently in other comprehensive income. All transactional gains and losses are part of income or loss from operations (if and when incurred) will be pursuant to current accounting literature. The Company’s functional currency is the U.S dollar. We have an obligation related to our acquisition of Redquartz as discussed in Note 7 which is denominated in Euro’s. The change in currency valuation from our reporting this obligation in U.S dollars is reported as a component of other comprehensive income consistent with the relevant accounting literature.

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

(10)

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

During the six months ended June 30, 2012, the Company issued 224,735,714 shares of common stock valued at $63,012 for services. The value of these services, $25,000 was expensed in the prior year and recorded in accounts payable.  The transaction resulted in a loss on settlement of debt totaling $38,012 All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the six months ended June 30, 2012, the Company issued 2,295,152,672 shares of common stock with a value of $668,096 and recorded common stock subscriptions in the amount of $4,502 to extinguish debt of $373,944 resulting in a loss on extinguishment of debt of $294,152 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged. For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded. Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the six months ended June 30, 2012, 6 shares of Series D preferred stock were converted into common shares of the Company. The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction. A total of 16,250,000 shares of common stock were issued pursuant to this conversion.

During the six months ended June 30, 2012, the Company recorded an additional amount of $328,998 to additional paid in capital related to the fair market value of the conversion of debts that were included in the derivative liability on the conversion date. The Company also recorded $35,688 in imputed interest as an increase to additional paid in capital related to loans that did not carry a market rate of interest or were non-interest bearing.

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

During the six months ended June 30, 2012, 6 shares of Series D preferred stock were converted into common shares of the Company. The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction. A total of 16,250,000 shares of common stock were issued pursuant to this conversion.

5.	Fixed Assets

The following is a detailed list of fixed assets:

	6/30/2012	12/31/2011
Property and equipment	540,307	540,307
Well equipment	174,825	174,825
Accumulated depreciation	(188,481)	(137,174)

Fixed assets - net	$526,651	$577,958

Depreciation expense was $51,308 and $43,157 for the six months ended June 30, 2012 and June 30, 2011.

6.	Oil and Gas

Oil and Gas Properties:	June 30, 2012	December 31, 2011
Oil and gas properties – proved reserves	$2,066,367	$2,053,981
Development costs	165,162	165,162
Accumulated depletion	(184,476)	(109,520)

Oil and gas properties - net	$2,047,052	$2,109,623

Depletion expense was $76,720 and $73,268 for six months ended June 30, 2012 and June 30, 2011, respectively.

7.	Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at June 30, 2012 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2011	240	$28.125000	0.978

Issued	0
Exercised	0
Expired	0

Outstanding at June 30, 2012	240	28,125.000	0.479

There was no warrant activity during the six months ended June 30, 2012. The value of these warrants are included in the derivative liability at June 30, 2012 and December 31, 2011 due to the fact that the equity environment is tainted.

(11)

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

9.	Income Tax Provision

Deferred income tax assets and liabilities consist of the following at June 30, 2012:

Deferred Tax asset	$3,265,805
Valuation allowance	(3,265,805)
Net deferred tax assets	-

The Company estimates that it has an NOL carryfoward of approximately $9,330,871 that begins to expire in 2027.

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

10.	Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. There remains an unpaid balance of $7,450 at June 30, 2012 and $6,700 December 31, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The contract is currently in force with a balance due of $68,070 and $45,870 at June 30, 2012 and December 31, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is an outstanding balance of $0 at December 31, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $338,025and $279,950 at June 30, 2012 and December 31, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $55,000 remaining at June 30, 2012 and December 31, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at June 30, 2012 and December 31, 2011.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner a former officer and shareholder, for $27,000. The note matures June 30, 2011, and the unpaid balance at June 30, 2012 and December 31, 2011 was $21,700.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at June 30, 2012 and December 31, 2011 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $17,825. Willoil Consulting LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of June 30, 2012.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the six months ending June 30, 2012, the Company made no payment to SPC, with a balance payable due in the amount of approximately $ 46,958.

Effective May 9, 2011 the Company entered into a Promissory Note with a company controlled by a director of the Company in the amount of $210,000, and amended December 9, 2011 to $315,625 and again in the six months ended June 30, 2012 to $641,816. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

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

11.	Notes Payable

At June 30, 2012, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		6/30/12 ($)
9/17/2009	4	9/17/2010	12		$11,350
5/29/2009	4	9/17/2010	12	*	30,404
9/17/2009	4	9/17/2010	18	*	3,430
3/25/2012	4	4/1/2012	18		10,521
5/5/2012	4	5/12/2012	12	*	10,100
5/21/2012	4	5/28/2012	12	*	19,793
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
11/4/2009	11	11/4/2012	9		98,391
5/30/2010	2	12/31/2011	8		118,620
3/1/2010	9	See footnote 10	0		497,000
4/1/2010	3	6/30/2011	9		21,700
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		29,542
8/31/2011	7	5/31/2012	8		25,000
7/1/2011	1	7/1/2013	18		133,000
2/18/2010	3	12/1/2010	4		137,450
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		-
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		172,190
6/9/2011	15	5/9/2011	14		641,816
6/1/2011	16	12/1/2011	8		67,352
8/11/2011	17	4/11/2012	12		20,500
8/12/2011	19	2/12/2012	10		26,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		8,975
10/1/2011	22	6/30/2012	6		6,174
11/15/2011	8	8/17/2012	8		25,000
1/27/2012	23	7/27/2012	8		13,700
3/1/2012	23	9/1/2012	8		10,000
3/15/2012	23	9/5/2012	8		19,000
1/25/2012	24	1/25/2013	12		30,804
3/28/2012	22	3/28/2013	15		20,000
3/30/2012	8	On Demand	10		10,800
Unamortized Discount					(36,925)
Total					3,146,189

*	Compounded

(12)

Notes:

Other than as described at Notes 1, 6, 7, 8, 9, 17, 18, 19, 22, 23, and 24 none of the other notes had conversion options.

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

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012. In July 2011 a judgment was issued for $202,000 to be paid over two years with no interest, except if there is a default, then interest of 18% will accrue. As a result of defaults by the Company under the agreed upon settlement terms, another settlement agreement was entered into on January 31, 2012. This settlement required the payment of monthly amounts of $10,000 by the Company over 18 months and no default interest is owed until the Company defaults on a payment under these newly agreed upon terms. Default interest of 18% will accrue in the event of default. A total of $50,000 in payments in cash and $6,000 payments in stock were issued during the six months ended June 30, 2012, reducing the balance of the amount due to $133,000.

Note 2: For the three months ended June 30, 2012, we have received no cash proceeds for these debt obligations, settled $45,800 in debt for common stock, yielding a balance of $118,620 at the period end.

Note 3: For the six months ended June 30, 2012 the Company has a debt obligation of $21,700 for which no payments were made during the period.   The company also had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $133,550 for which no payments were made during the period and included $3,900 in accrued interest added to the principal value of the note.

Note 4:  During 2009 we received cash proceeds for the aggregate amount of $41,307, which is payable in principal and interest with rates ranging from 12-18%. During the six months ended June 30, 2012 we received additional cash proceeds of $ 39,500 which is payable in principal and interest at 12%.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of June 30, 2012, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2012, the Company recognized note discount amortization of $71,669.  The discount is amortized using the effective interest method.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of June 30, 2012, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2012, the Company recognized note discount amortization of $25,996.  The discount is amortized using the effective interest method.

Note 7: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. The notes are currently past due.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The August 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2012, the Company recognized note discount amortization of $9,621.

Note 8: On November 15, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on August 17, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of June 30, 2012, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The November 15, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the six months ended June 30, 2012, the Company recognized note discount amortization of $6,289  The discount is amortized using the effective interest method. In March of 2012, the Company entered into an additional note for $25,000 with the same terms, except the new note was due on demand. The $25,000 was recorded as a note discount and expensed immediately due to the fact that the note is due on demand. The remaining balance due on this second note was $10,800 as of June 30, 2012.

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $180,000, which is composed of two $90,000 debts owed to two professional service firms.  During the six months ended June 30, 2012, an additional $120,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that the conversion option associated with this note is deemed to be a derivative liability.  During the six months ended June 30, 2012, $15,500 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended June 30, 2012 we have balance on debt obligations owed totaling $795,128, related to the acquisition of a subsidiary in March 2010.  A total of $28,875 of this debt was settled by the issuance of stock during the six months ended June 30, 2012.

Note 11:  Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $133,247 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at June 30, 2012.

Note 13:  The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was imputed on these balances.

Note 14: The balance owed under these debt obligations is $172,190 as of June 30, 2012.

Note 15: Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000, and amended December 9, 2011 to $315,625. The note was further amended in June 2012 to $641,816. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31, 2011. In the six months ended June 30, 2012, the Company settled $17,648 on this note by issuing common stock, leaving a balance of $67,352 at June 30, 2012.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the six months ended June 30, 2012, the Company recognized note discount amortization of $12,467. The discount is amortized using the effective interest method.

(13)

Note 18: Effective October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are 12% interest, with principal and interest all due on or before October 28, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 28, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the quarter ended March 31, 2012, the Company recognized note discount amortization of $4,484. The discount is amortized using the effective interest method. The note was paid in full as of June 30,2012.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability. The balance owing at June 30, 2012 is $26,000. For the six months ended June 30, 2012, the Company recognized note discount amortization of $8,819. The discount is amortized using the effective interest method.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability. For the six months ended June 30, 2012, the Company recognized note discount amortization of $8,473. The discount is amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest. During the six months ended June 30, 2012 the Company settled $11,025 of the debt, leaving a balance of $8,975 at June 30, 2012.

Note 22: Effective October 1, 2011, the Company entered into a Convertible Promissory Note in the amount of $11,250. The terms of the note are for 6% interest with principal and interest due on demand. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 1, 2011 value of the note of $11,250 was recorded as a note discount to be amortized over the life of the note and derivative liability. In March 2012 an additional note for $20,000 was issued bearing the same terms. For the six months ended June30, 2012, the Company recognized no note discount amortization as the note was satisfied in the second quarter.

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

Note 24: Effective January 25, 2012, the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for interest of 12% with principal and interest due on or before January 25, 2013. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 60% discount to the fair market value of the stock at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The January 25, 2012 value of the note for $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. On March 28, 2012 an additional note for $20,000 was issued bearing the same terms. For the six months ended June 30, 2012, the Company recognized note discount of $34,915. The discount is amortized using the effective interest rate.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

(14)

12.	Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of June 30, 2012, there were no payments made on this lease and the entire balance is classified as a current liability.

13.	Derivative Liability

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of June 30, 2012, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $445,645.  During the three and six months ended June 30, 2012, the Company recognized a gain on change in fair value of derivative liability totaling $237,712 and $148,214, respectively. Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2012 were as follows:

➢	The stock price would fluctuate with an annual volatility ranging from 264% to 520% based on the historical volatility for the company.
➢	An event of default would occur 5% of the time, increasing 0.10% per quarter to a maximum of 25%.
➢	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.
➢	The trading volume would average $265,308 to $291,990 and would increase at 1% per quarter.
➢	The holder would automatically convert the notes at a stock price of the greater of the initial exercise price multiplied by two and the market price for the convertible notes if the registration was effective and the company was not in default.

➢	Key assumptions used in the valuation of derivative liabilities associated with the reset provisions of the series D preferred stock at December 31, 2011 were as follows:

➢	The stock price would fluctuate with an annual volatility ranging from 258% to 615% based on the historical volatility for the company.
➢	An event of default that requires the Company to redeem the stock would be 0% increasing 2% per period to a maximum of 20% at maturity.
➢	The Holder would automatically convert at a stock price of $0.0045 if the Company was not in default.

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

The components of the derivative liability on the Company’s balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Embedded conversion features - convertible promissory notes	$432,405	$626,953
Common stock warrants	-	-
Anti-dilution provisions of series D preferred stock	13,240	12,906
	$445,645	$639,859

The Company had the following changes in the derivative liability:

Balance at December 31, 2011	$639,859
Issuance of securities with embedded derivatives	449,125
Debt and preferred stock conversions	(328,998)
Derivative (gain) or loss due to mark to market adjustment	(314,341)
Balance at June 30, 2012	$445,645

14.	Intangible Assets

The company had $0 of intangible assets recorded as of June 30, 2012 and December 31, 2011. In the year ended December 31, 2011, all intangible assets were fully impaired.

15.	Asset Retirement Obligation (ARO)

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended June 30, 2012 and December 31, 2011:

	6/30/2011	12/31/2011
Asset retirement obligation at the beginning of period	21,861	5,368
Liabilities incurred		-
Revisions to previous estimates		11,876
Dispositions		-
Accretion expense	1,213	4,617
Asset retirement obligation at the end of period	23,074	21,861

(15)

16.	Discontinued Operations

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

17.	Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled and are no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion. April 1,2012 the agreements were amended to aggregate fees of $10,000 monthly and the monthly accrual adjusted accordingly.

18.	Concentrations and Risk

Customers

During the three and six months ended June 30, 2012 and June 30, 2011, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

19.	Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company is current in its payment through April 20, 2012 and negotiated a stock payment during the quarter ended June 30, 2012. We are further in discussions on negotiations to make our payments.The entire amount owed is accrued in notes payable in the financial statements.

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

As discussed in Note 11 above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

In July 2010 our Chanwest Resources, Inc. subsidiary operation (“CWR”) entered into a purchase lease agreement with Circle D Trucking of Texas which includes a right to purchase the leased equipment valued at $164,500.

(16)

20.	Subsequent Events

I.

On February 29, 2012, the we entered into a Linear Short Form Agreement (the “AGREEMENT”), with Success Oil Co., Inc. located at 8306 Wilshire Blvd. #566 Beverly Hills, Ca. 90211, and ii) CUBO Energy, PLC and or its assignee, a public limited corporation organized under the laws of Great Britain with its principal place of business located at Thames House, Portsmouth Road Esher Surrey, KT10 9AD United Kingdom.

Whereas, a linear short form Agreement was agreed by the parties to be developed into the final long form agreement (“LFA”) to be completed and signed off by the parties by no later than March 15, 2012.

Whereas the Parties as i) entered into a Stock Purchase Agreement (the “Agreement”) as of July 31, 2012, the Effective Date (“Effective Date”), by and among CUBO Energy, PLC’s assignee, Mondial Ventures Inc., (“Mondial”) a public limited corporation organized under the state of Nevada, USA, with its principal place of business located at 4625 West Nevso Drive, Suite 2 Las Vegas NV, 89103 (collectively, the “Company”), and itself, and EGPI Firecreek, Inc. (“the Registrant”) listed on Schedule 1 attached thereto (collectively referred to as the “Investor”), and, ii) entered into an assignment and,

Whereas, contemporaneously with the execution and delivery of the Agreement, the parties hereto executed and delivered i) an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) pursuant to which EGPI Firecreek, Inc., the Investor, and its wholly-owned subsidiary, Energy Producers, Inc., agree to sell to Mondial Ventures, Inc., oil and gas interests for the J.B. Tubb Leasehold Estate listed in the Assignment and Bill of Sale Agreement of Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. as described in the Assignment and Bill of Sale attached on Exhibit “A” thereto, and, ii) Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate.

For more information please see our Current Report on Form 8-K filed on August 3, 2012.

II.

Effective July 1, 2012 EGPI Firecreek, Inc. and it wholly owned subsidiary Energy Producers, Inc. (individually and collectively, the “Company” or “Companies”, entered into an Agreement (the “Agreement”) with TWL Investments a LLC, an Arizona limited liability company (“Holder” or “TWL”), each a “Party” and collectively (the “Parties”). The Agreement pertains to a certain Promissory Note of May 9, 2011 (hereinafter, the “TWL Note”) and other obligations of the Companies that have been assigned to TWL by their holders. This Agreement shall be effective as of July 1, 2012.

For more information please see our Current Report on Form 8-K filed on August 3, 2012.

In August 2012 the Company issued 370,750,000 shares of common stock, as reclassified, to reduce debt owed to a debt holder.

In August 2012 the Company issued 627,222,222 shares of common stock, as reclassified, to reduce debt on promissory notes and convertible promissory notes.

21.	Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three months ending June 30, 2012 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2011 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

For the six months ending June 30, 2012,

	Discontinued Operations	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals
Revenues	31,604		31,604		63,208
Depreciation & amortization	47,868		81,693		129,561
Income (loss) from operations	(271,536)	34,376	(305,913)	(1,617,191)	(2,160,264)
Interest expense		463		844,527	844,990
Segment assets	177,136	210	2,047,053	349,644	2,574,043

For the six months ending June 30, 2012,

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

Six Months Ended June 30, 2012
Net revenues:
Total for reportable segments	63,208
Corporate	—
63,208
Depreciation and amortization:
Total for reportable segments	129,561
Corporate	—
129,561
Income (loss) from operations:
Total for reportable segments	(543,073)
Corporate	(1,617,191)
(2,160,264)
Interest expense:
Total for reportable segments	463
Corporate	844,527
844,590
Segment assets:
Total for reportable segments	2,224,399
Corporate	349,644
2,574,043

(17)

ITEM 2 –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

(18)

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

(19)

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

(20)

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

  Inability of the company to secure additional financing.

  Unexpected economic changes in the United States.

  The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the three and six months ended June 30, 2012 and June 30, 2011.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Total revenue for sales of oil and gas during the three months ended June 30, 2012 as compared to June 30, 2011 was $12,734 and $36,267, respectively. An additional and equal amount of revenue related to sales of oil and gas during the three months ended June 30, 2012 and 2011 were included in discontinued operations. Income declined the first six months due to oil field related problems first in its two fracing jobs which included defective gel pack sand from the manufacturer causing sand blockage, second from production interference due to necessary maintenance and repairs to its heater treater, water tank, and separator, and more recently having to shut down several weeks due to a pipe leak on pipeline owned by the gas purchaser running through the properties which shut down operations for nearly a month.

Total revenue for the sale and installation of solar equipment for the three months ended June 30, 2012 as compared to June 30, 2011 was $0 and $22,220, respectively. A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Total general and administrative expenses increased to $477,922 as of June 30, 2012 from $330,602 as of June 30, 2012 due to increased professional expenses during the period.

The loss from discontinued operations for the three months ended June 30, 2012 and June 30, 2011 was $227,854 and $134,169, respectively. For the three months ended June 30, 2012 and June 30, 2011, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests. For the three months ended June 30, 2011, the loss from discontinued operations also included the operations of SATCO which was sold in the prior period.

Interest expense for the three months ended June 30, 2012 was $489,402 compared with $177,689 for the same period last year.

Fully diluted income (loss) per share was ($0.00) per share for the three months ended June 30, 2012, for continuing operations, compared to a loss of ($0.12) per share for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Total revenue for sales of oil and gas during the six months ended June 30, 2012 as compared to June 30, 2011 was $31,604 and $107,649, respectively. An additional and equal amount of revenue related to sales of oil and gas during the three months ended June 30, 2012 and 2011 were included in discontinued operations.

Total revenue for the sale and installation of solar equipment for the six months ended June 30, 2012 as compared to June 30, 2011 was $0 and $25,142, respectively. A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Total general and administrative expenses increased to $708,868 as of June 30, 2012 from $588,334 as of June 30, 2011 due to increased professional expenses during the period.

After deducting general and administrative expenses, the Company experienced a loss from operations of $893,443 for the six months ended June 30, 2012 compared to a loss of $608,591 for the same period last year.

The loss from discontinued operations for the six months ended June 30, 2012 and June 30, 2011 was $271,536 and $792,415, respectively. For the six months ended June 30, 2012 and June 30, 2011, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests. For the six months ended June 30, 2011, the loss from discontinued operations also included the operations of SATCO which was sold in the prior period.

Interest expense for the six months ended June 30, 2012 was $844,990 compared with $295,030 for the same period last year.

Fully diluted income (loss) per share was ($0.00) per share for the six months ended June 30, 2012, for continuing operations, compared to a loss of ($0.99) per share for the six months ended June 30, 2011.

 Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at June 30, 2012 was $339 compared to $2,696 at December 31, 2011. The Company had working capital deficit of $6,424,599 at June 30, 2012 compared to a working capital deficit of $5,607,092 at December 31, 2011.

Total assets decreased to $2,574,043 at June 30, 2012 compared to $2,704,748 at December 31, 2011 mainly as a result of depreciation and depletion.

Shareholders’ equity increased to a deficit of $ 5,718,808 at June 30, 2012 from $4,678,508 at December 31, 2011. During the six months ended June 30, 2012, the Company issued 224,735,714 shares to consultants for services rendered. In addition, the Company issued 2,295,152,672 shares to pay debt of $373,944.

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

(21)

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

(22)

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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company is current in its payment through April 20, 2012 and negotiated a stock payment during the quarter ended June 30, 2012. We are further in discussions on negotiations to make our payments.The entire amount owed is accrued in notes payable in the financial statements.

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

(23)

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

(24)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2012

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO