Form 10-Q
period 2012-09-30
EGPI FIRECREEK, INC.
filed 2012-11-19
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 4, 2012, the registrant had 19,042,661,579 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A and B preferred stock, and 1,087,412 shares of Series C, and 2,484 share of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
September 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	Unaudited	Audited
	9/30/2012	12/31/2011
ASSETS
Current assets:
Cash	$29	$2,481
Other receivable - Current assets related to discontinued operations	275	-
Cash	2	215
Total current assets related to discontinued operations	2	215
Total current assets	306	2,696

Other assets:
Fixed assets – net	461,221	565,509
Oil and natural gas properties – proved reserves - net	1,888,681	1,849,843
Other assets related to discontinued operations
Fixed assets – net	172	12,449
Oil and natural gas properties – proved reserves - net	-	274,251
Total other assets related to discontinued operations	172	286,700
Total other assets	2,350,072	2,702,052

Total assets	$2,350,380	$2,704,748

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,395,827	$1,001,584
Notes payable	2,751,026	2,767,589
Convertible notes, net of discount	768,483	480,221
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	766,652	477,876
Derivative liabilities	577,888	639,859
Asset retirement obligation	23,630	10,930
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	57,581	64,840
Notes payable	96,390	96,390
Asset retirement obligation	-	10,931
Total current liabilities related to discontinued operations	153,971	172,161
Total current liabilities	6,494,349	5,607,092

Commitments and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares, 2,484 and 2,490 shares issued at September 30, 2012 and December 31, 2011 respectively	1,867,913	1,872,554

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21,200 votes per share, are not convertible, have no stated dividend; 1,087,142 and 87,142 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1,087	87
Common stock $0.001 par value, authorized 20,000,000,000 shares, issued and outstanding, 15,947,276,964 at September 30, 2012 and 99,648,493 at December 31, 2011, respectively	15,947,277	99,648
Additional paid in capital	16,734,714	29,668,977
Other comprehensive income	220,964	214,499
Common stock subscribed	1,695,805	1,466,364
Contingent holdback	2,000	2,000
Accumulated deficit	(40,613,729)	(36,130,083)
Total shareholders' deficit	(6,011,882)	(4,678,508)
Total liabilities & shareholders' deficit	$2,350,380	$2,704,748

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Revenues
Gross revenue from sales	$-	$23,207	$-	$10,887
Gross revenues from oil and gas sales	88,857	92,864	57,253	39,039
Total revenues	88,857	116,071	57,253	49,926
Cost of sales	-	(40,011)	-	-
Well operation costs	(271,051)	(78,169)	(54,872)	(31,778)
Gross margin	(182,194)	(2,109)	2,381	18,148

General and administrative expenses:
General administration	(1,512,059)	(972,623)	(803,191)	(384,289)
Total general & administrative expenses	(1,512,059)	(972,623)	(803,191)	(384,289)
Net loss from operations	(1,694,253)	(974,732)	(800,810)	(366,141)
Other revenues and expenses:
Interest expense	(1,105,001)	(609,578)	(260,011)	(314,548)
Gain (loss) on settlement of debt	(1,168,327)	(1,235,706)	(834,165)	(224,497)
Other income	35,653	-	-	-
Gain (loss) on asset disposal	-	31,970	-	-
Gain (loss) on derivatives	(69,174)	113,628	(217,388)	(208,031)
Gain (loss) on legal settlement	(177,000)	-	(177,000)	-
Net loss before provision for income taxes	(4,178,102)	(2,674,418)	(2,289,374)	(1,113,217)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(4,178,102)	(2,674,418)	(2,289,374)	(1,113,217)
Loss from discontinued operations net of tax	(305,544)	(846,797)	(34,008)	(54,382)

Net loss	$(4,483,646)	$(3,521,215)	$(2,323,382)	$(1,167,599)

Foreign currency translation	6,465	184,186	(11,932)	66,577
Net comprehensive loss	(4,477,181)	(3,337,029)	(2,335,314)	(1,101,022)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.62)	$(0.00)	$(0.11)
Basic and diluted income (loss) per common share from discontinued operations	$(0.00)	$(0.19)	$(0.00)	$(0.01)
Basic and diluted net loss per common share	$(0.00)	$(0.81)	$(0.00)	$(0.12)
Weighted average of common shares outstanding:
Basic and fully diluted	3,309,178,509	4,333,778	8,069,921,652	9,799,085

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	For the nine	For the nine
	months ended	months ended
	9/30/2012	9/30/2011
Operating Activities:
Net income (loss)	$(4,483,646)	$(3,521,215)
Adjustments to reconcile net loss items not requiring the use of cash:
Accretion of asset retirement obligation	1,769	1,973
Preferred shares issued for services	68,000	75,000
Common shares issued for services	385,000	30,807
Promissory notes issued for services	150,000	240,000
Imputed interest	63,217	-
Loss on disposition of SATCO	-	586,924
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	-	(31,970)
Bad debt expense	-	100,000
Loss (Gain) on change in derivative	69,175	(113,628)
Loss on settlement or conversion of debt	1,168,327	1,235,279
Depletion	204,642	132,807
Depreciation	75,960	64,984
Amortization of intangibles	-	67,449
Amortization of debt discount	568,812	582,645
Changes in other operating assets and liabilities:
Accounts receivable	(275)	111,133
Inventory	-	11,093
Accounts payable and accrued expenses	1,067,428	(95,569)
Accounts payable and accrued expenses - related party	26,725	155,182
Prepaid expenses	-	336
Net cash provided by (used by) operations	(634,866)	(363,770)
Investing Activities:
Cash paid for development costs of oil and gas properties	(242,731)	(165,162)
Cash acquired in acquisition of Arctic Solar Engineering		538
Net cash used by investing activities	(242,731)	(164,624)
Financing Activities:
Principal payments on debt-related parties	-	(13,669)
Principal payments on debt	(65,920)	(31,500)
Borrowings on debt – related parties	486,306	210,000
Borrowings on debt	448,081	450,382
Net cash provided by financing activities	868,467	615,213

Foreign currency translation	6,465	(29,595)
Net increase (decrease) in cash during the period	(2,665)	54,224
Cash balance at January 1st	2,696	9,272
Cash balance at September 30th	$31	$63,496

Supplemental disclosures of cash flow information:
Interest paid during the year	$41,941	$33,308
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for debt conversion and settlement	596,589	1,514,721
Common stock issued for services expensed in the prior period (common stock subscribed)	245,000	-
Common shares issued to Terra shareholder		18,000
Preferred stock conversion	4,642	-
Preferred shares subscribed to acquire oil and gas lease	-	3,736,387
Adjustment to derivative liability due to debt conversion	477,143	537,489
Accounts payable converted to promissory notes	60,130	385,581
Adjustment to asset retirement obligation	-	8,051
Debt discount	345,998	597,364
Disposal of oil and gas lease interest	314,111	-
Gain on disposal of oil and gas leas interest – related party	135,889	-

 See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total

Balance at December 31, 2011	87,142	87	99,648,493	99,648	29,668,977	(36,130,083)	214,499	1,466,364	2,000	(4,678,508)

Issued common shares for services			6,324,735,714	6,324,736	(5,631,724)					693,102
Issued preferred shares for services			1,000,000	1,000	67,000					68,000
Issued common shares for conversion or settlement of debt			9,506,642,757	9,506,643	(8,035,311)			229,441		1,700,773
Issued common shares for conversion of preferred stock			16,250,000	16,250	(10,477)					5,775
Imputed interest					63,217					63,217
Adjustment to derivative liability due to debt conversion					477,143					477,134
Gain from disposal of oil and gas lease interest due to related party					135,889					135,889
Other comprehensive loss							6,465			6,465
Net loss for the nine months ended						(4,483,646)				(4,483,646)
Balance at September 30, 2012	1,087,142	$1,087	15,947,276,964	$15,947,277	$16,734,714	$(40,613,729)	$220,964	$1,695,805	$2,000	$(6,011,882)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

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

On July 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 5,000,000,000 from 3,000,000,000 and is authorized to issue 60,002,500 shares of preferred stock that has a par value of $0.001 per share.

On July 7, 2011, the Company affected a 1 share for 500 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

On August 21, 2012 the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 20,000,000 from 5,000,000 and is authorized to issue 60,002,500 shares of preferred stock which include rights and preferences for Series A through D stock.

On July 31, 2012, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of oil and gas interests to Mondial Ventures, Inc., assignee of CUBO Energy PLC. The interests sold were in our J.B. Tubb Leasehold Estate along and included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate.  For further information please see our Current Report on Form 8-K filed on August 3, 2012 and elsewhere in this report in the section on Management Discussion and Analysis of Financial Condition.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2012 or December 31, 2011.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $9,635 at September 30, 2012 and $118,473 at December 31, 2011.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At September 30, 2012 and December 31, 2011, the ARO of $11,537 and $21,861 is included in liabilities and fixed assets.

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

Equity Method Investments – The Company accounts for investments in the common stock of other companies comprising 50% or less of the total outstanding common stock as equity method investments.  These investments are initially recorded at cost and adjusted each period for net income or loss attributable to the Company’s percentage of ownership.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 on a recurring and non-recurring basis:

Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$-
Goodwill (non-recurring)	$-	$-	$-	$-
Derivatives (recurring)	$-	$-	$577,888	$(69,175)

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

As of September 30, 2012 there were no intangible assets and in 2011, amortizable intangible assets consisted of trade names and customer contracts.  These intangibles are being amortized on a straight-line basis over their estimated useful lives of 12 and 10 years, respectively. For the three and nine months ending September 30, 2012 the Company recorded no amortization, and amortization of $67,449 and $19,100 for the three and nine months ending September 30, 2011.  The useful lives pertaining to the intangible assets amortized are as follows:

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

During the nine months ended September 30, 2012, the Company issued  6,324,735,714 shares of common stock valued at $693,012 for services.  The value of these services, $245,000 was expensed in the prior year and recorded in accounts payable.  The transaction resulted in a loss on settlement of debt totaling $63,012 All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the nine months ended September 30, 2012, the Company issued  9,506,642,757 shares of common stock with a value of $1,700,773 and recorded common stock subscriptions in the amount of $229,441 to extinguish debt of $596,589  resulting in a loss on extinguishment of debt of $1,104,184 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the nine months ended September 30, 2012, 6 shares of Series D preferred stock were converted into common shares of the Company.  The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction.  A total of 16,250,000shares of common stock were issued pursuant to this conversion.

During the nine months ended September 30, 2012, the Company recorded an additional amount of $477,143 to additional paid in capital related to the fair market value of the conversion of debts that were included in the derivative liability on the conversion date.  The Company also recorded $63,217 in imputed interest as an increase to additional paid in capital related to loans that did not carry a market rate of interest or were non-interest bearing.  The Company also recorded gain from related party sales to additional paid in capital in the amount of $135,889 for sales of 50% of its interest in the Tubb lease oil and gas property.

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

During the nine months ended September 30, 2012, 1,000,000 shares of Preferred C stock was issued to the following persons in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.  The value assigned to this issuance is $68,000 based on an estimate of the fair market value on the date of grant. The holders of Series C preferred stock represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  The Company performed the valuation with the assistance of a valuations expert.

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

During the nine months ended September 30, 2012, 6 shares of Series D preferred stock were converted into common shares of the Company.  The shares were converted in accordance with the conversion terms of the preferred stock and no gain or loss was recorded on the transaction.  A total of 16,250,000of common stock were issued pursuant to this conversion.

5.	Fixed Assets

The following is a detailed list of fixed assets:

	9/30/2012	12/31/2011
Property and equipment	540,307	540,307
Well equipment	118,163	174,825
Accumulated depreciation	(197,249)	(137,174)

Fixed assets - net	$461,221	$577,958

Depreciation expense was $75,960and $64,984 for the nine months ended September 30, 2012 and September 30, 2011.

6.	Oil and Gas

Oil and Gas Properties:	September 30, 2012	December 31, 2011
Oil and gas properties – proved reserves	$1,797,723	$2,053,981
Development costs	325,313	165,162
Accumulated depletion	(234,355)	(109,520)

Oil and gas properties - net	$1,888,681	$2,109,623

Depletion expense was $204,642and $132,807for nine months ended September 30, 2012 and September 30, 2011, respectively.

On July 31, 2012, the Company sold off half of its interest in the J.B. Tubb lease.  The interest sold is a 37.5% working interest and 28.125% net revenue interest in the 3 wells in the North 40 acres and 37.5% interest of the equipment.  In exchange for the transfer of these interests to Mondial Ventures, Inc., the Company received 14,000,000 common shares of Mondial Ventures, Inc. and debt relief of $450,000.  Mondial Ventures, Inc. is a related party.  After the transaction, the Company’s interest in Mondial Ventures, Inc. is 25% based on the number of shares of common stock owned by the Company.  This interest is accounted for under the equity method.  The cost basis of the oil and gas assets sold was $314,111.  Due to the fact that the cost basis of the assets sold was less than the value of the consideration received, the remaining $135,889 gain was recorded to additional paid in capital.  As a result, the investment in Mondial Ventures, Inc. is recorded at $0 and since it incurred losses for the period ended September 30, 2012, the cost basis was not adjusted for these losses.

7.	Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

A listing of options and warrants outstanding at September 30, 2012 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity
Outstanding at December 31, 2011	240	$28.125000	0.978

Issued	0
Exercised	0
Expired	0

Outstanding at September 30, 2012	240

There was no warrant activity during the nine months ended September 30, 2012.  The value of these warrants are included in the derivative liability at September 30, 2012 and December 31, 2011 due to the fact that the equity environment is tainted.

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

9.	Income Tax Provision

Deferred income tax assets and liabilities consist of the following at September 30, 2012:

Deferred Tax asset	$3,710,945
Valuation allowance	(3,710,945)
Net deferred tax assets	-

The Company estimates that it has an NOL carryfoward of approximately $10,602,700  that begins to expire in 2027.

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

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. There remains an unpaid balance of $ 8,925 at September 30, 2012 and $6,700 December 31, 2011.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The contract is currently in force with a balance due of $20,670 and $45,870 at September 30, 2012 and December 31, 2011.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is an outstanding balance of $0 at December 31, 2011.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $ 195,750 and $279,950 at September 30, 2012 and December 31, 2011.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $55,000 remaining at September 30, 2012 and December 31, 2011.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at September 30, 2012 and December 31, 2011.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner a former officer and shareholder, for $27,000. The note matures September 30, 2011, and the unpaid balance at September 30, 2012 and December 31, 2011 was $21,700.The unpaid balance was assigned to unrelated party Horizon Acquisitions, LLC.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at September 30, 2012 and December 31, 2011 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $17,825. Willoil Consulting LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of September 30, 2012.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the nine months ending September 30, 2012, the Company made no payment to SPC, with a balance payable due in the amount of approximately $46,958.

Effective May 9, 2011 the Company entered into a Promissory Note with a company, TWL Investment, LLC, controlled by a director of the Company in the amount of $210,000, and amended December 9, 2011 to $315,625 and again on July 1, 2012 to $997,551.  The terms of the note are for 18% interest, with principal and interest all due on or before  July 1, 2015. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.  On July 31, 2012 Company sold portion of its interest of the proved wells in the North 40 acres of the Tubb lease to related party Mondial Ventures, Inc. (“Mondial”).  As one of the considerations, Mondial assumed $450,000 of outstanding debt due to TWL Investment, LLC.  As a result, balance of $547,551 was due to TWL Investment, LLC at September 30, 2012.

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

On July 31, 2012, EGPI Firecreek’s subsidiary, Energy Producers, Inc. (“Firecreek”) sold 50% of its interests of the proved wells in the North 40 acres of the Tubb lease in exchange for 14,000,000 shares of stock of Mondial Ventures, Inc. (“Mondial”) and debt relief of $450,000.  On the date of the acquisition, these shares represented 25% of the total common shares of Mondial outstanding, and Dennis Alexander, the CEO of Firecreek, became the CEO of Mondial and a member of the board of directors.  Since Firecreek owned less than 50% of the common stock and exercised significant influence over Mondial, Firecreek’s investment in Mondial is accounted for by the equity method.  A gain in the amount of $135,889 resulted from the sales of the oil and gas working interest was recorded to additional paid in capital.

During the nine months period ended September 30, 2012, Mondial Ventures, Inc. has advanced $33,626 to the Company to fund the Company’s daily operation.

11.	Notes Payable

At September 30, 2012, the Company was liable on the following Promissory notes:
(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		9/30/12 ($)
				*	$
Various	4	Various	18	*	90,670
11/4/2009	11	11/4/2012	9		316,873
5/30/2010	2	12/31/2011	8		55,870
Various	9	Various	0		479,500
7/26/2010	5	7/26/2012	10		118,974
Judgment 8/15/2012	6				42,708
8/31/2011	7	5/31/2012	8		25,000
9/20/2012	1	3/20/2014	18		109,000
2/18/2010	3	12/1/2010	4		140,358
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		794,311
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		172,190
7/1/2012	15	7/1/2015	14		547,550
6/1/2011	16	12/1/2011	8		51,652
8/11/2011	17	4/11/2012	12		12,500
8/12/2011	19	2/12/2012	10		3,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		4,130
10/1/2011	22	6/30/2012	6		6,174
3/30/2012	8	On Demand	10		25,000
9/12/2012	18	6/12//2012	6		33,000
3/1/2012	23	9/1/2012	8		16,950
3/15/2012	23	9/5/2012	8		10,000
1/25/2012	24	1/25/2013	12		41,004
3/28/2012	22	3/28/2013	15
Judgement 8/3/2012	11				166,083
7/1/2012	25	6/30/2015	12		58,460
7/1/2012	26	6/30/2015	12		242,731
Unamortized Discount					(43,377)
Total					4,169,058

*	Compounded

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

Effective August 3, 2010 the Company entered into a Promissory Note in the amount of $153,046 with an entity that had acquired and then exchanged the Debt described above. The terms of the Promissory Note are for 8% interest, with principal and interest all due on or before August 3, 2012.  In July 2011 a judgment was issued for $202,000 to be paid over two years with no interest, except if there is a default, then interest of 18% will accrue.  As a result of defaults by the Company under the agreed upon settlement terms, another settlement agreement was entered into on January 31, 2012 ,  and again on September 20, 2012.  This settlement required the payment of monthly amounts of $10,000 by the Company over 18 months and no default interest is owed until the Company defaults on a payment under these newly agreed upon terms.  Default interest of 18% will accrue in the event of default.  A total of $50,000 in payments in cash and $30,000 payments in stock were issued during the nine months ended September 30, 2012, reducing the balance of the amount due to $109,000.

Note 2: For the three months ended September 30, 2012, we have received no cash proceeds for these debt obligations, settled $172,030 in debt for common stock, yielding a balance of $55,870 at the period end.

Note 3:  The company  had a promissory note of $201,500 for which no payments were made during the period.  The company also had a promissory note of $133,000 for which no payments were made during the period.

Note 4:   During the first nine months of 2012, the Company entered into a series of short term promissory notes totaling $77,250, with default interest at 1.5% compounded monthly. We have made payments totaling $2,000 and accrued interest of $16,425 was added to the note balances yielding a balance of $90,670.

Note 5:  On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2012, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value.  The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2012, the Company recognized note discount amortization of $71,669.  The discount is amortized using the effective interest method.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. While the notes have not yet become due or repaid, there was no Event of Default as of September 30, 2012, or thereafter. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  This note also contains conversion price reset provisions which also factor into the derivative value.  The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2012, the Company recognized note discount amortization of $25,996.  The discount is amortized using the effective interest method. In August 2012, a judgment of $42,708 was obtained against the Company.

Note 7: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. The notes are currently past due.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The August 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2012, the Company recognized note discount amortization of $9,621.

Note 8: On November 15, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on August 17, 2012. While the notes have become past due, there was no Event of Default as of September 30, 2012, or thereafter.  The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value.  The November 15, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability.  For the nine months ended September 30, 2012, the Company recognized note discount amortization of $17,844  The discount is amortized using the effective interest method. In March of 2012, the Company entered into an additional note for $25,000 with the same terms, except the new note was due on demand.  The $25,000 was recorded as a note discount and expensed immediately due to the fact that the note is due on demand.

Note 9:  On March 1, 2010, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions.  The total debt owing under these agreements is $479,500.  During the nine months ended September 30, 2012, an additional $150,000 in promissory notes were issued to these firms for services provided.  These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date.  The Company evaluated the note and determined that the conversion option associated with this note is deemed to be a derivative liability.  During the nine months ended September 30, 2012, $63,000 of these notes were settled by the issuance of common stock.

Note 10:  For the period ended September 30, 2012, we have balance on debt obligations owed totaling $794,311, related to the acquisition of a subsidiary in March 2010.  A total of $41,625 of this debt was settled by the issuance of stock during the nine months ended September 30, 2012.

Note 11:  Promissory notes totaling $98,391 which were issued in conjunction with the acquisition of SATCO.

Note 12:  Accounts Payable of $133,247 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011.  Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at September 30, 2012.

Note 13:  The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%.  Additional interest expense was imputed on these balances.

Note 14: The balance owed under these debt obligations is $172,190 as of September 30, 2012.

Note 15: Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000, and amended December 9, 2011 to $315,625. The note was further amended in June 2012 to $641,816, and again  July 1, 2012 to $997,551.  The terms of the note are for 18% interest, with principal and interest all due on or before June 30,2015. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc. In July 2012, $450,000 of the debt was assumed by another entity as part of the purchase price of a partial interest in oil and gas leases owned by Energy Producers, Inc.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2, 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31, 2011.  In the nine months ended September 30, 2012, the Company settled $37,878  on this note by issuing common stock, leaving a balance of $51,652  at September 30, 2012.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the nine months ended September 30, 2012, the Company recognized note discount amortization of $12,467. The discount is amortized using the effective interest method.

Note 18: Effective  September 14, 2012, the Company entered into a Convertible Promissory Note in the amount of $33,000. The terms of the note are 6% interest, with principal and interest all due on or before June 12,2013. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 70% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The September 14, 2012 value of the note of $33,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the quarter ended September 30, 2012, the Company recognized note discount amortization of $3,667. The discount is amortized using the effective interest method.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability.  The balance owing at September 30, 2012 is $3,000. For the nine months ended September 30, 2012, the Company recognized note discount amortization of $12,376. The discount is amortized using the effective interest method.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability. For the nine months ended September 30, 2012, the Company recognized note discount amortization of $10,768. The discount is amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest. During the nine months ended September 30, 2012 the Company settled $15,870 of the debt, leaving a balance of $4,130 at September 30, 2012.

Note 22: Effective October 1, 2011, the Company entered into a Convertible Promissory Note in the amount of $11,250. The terms of the note are for 6% interest with principal and interest due on demand. The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The October 1, 2011 value of the note of $11,250 was recorded as a note discount to be amortized over the life of the note and derivative liability.  In March 2012 an additional note for $20,000 was issued bearing the same terms. For the nine months ended September30, 2012, the Company recognized $8,377 of note discount amortization.

Note 23:  Effective January 27, 2012, the Company entered into a Promissory Note in the amount of $13,700.  The terms of the note are for 8% interest, with principal and interest all due on or before July 27, 2012. Effective March 1, 2012 the Company entered into an additional Promissory Note in the amount of $10,000 with the same terms due on or before September 1, 2012  Effective March 5, 2012, the Company entered into an additional Promissory Note in the amount of $19,000 with the same terms due on or before September 5, 2012.During the nine months ended September 30,2012, the Company settled $15,750 of the debt, leaving a balance of $26,950 at September 30,2012.

Note 24:  Effective January 25, 2012, the Company entered into a Convertible Promissory Note in the amount of $50,000.   The terms of the note are for interest of 12% with principal and interest due on or before January 25, 2013.  The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 60% discount to the fair market value of the stock at the time of conversion.  The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability.  The January 25, 2012 value of the note for $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability.  On March 28, 2012 an additional note for $20,000 was issued bearing the same terms. For the nine months ended September 30, 2012, the Company recognized note discount of $33,956.  The discount is amortized using the effective interest rate.

Note 25:  Effective July 1, 2012, the Company’s subsidiary, Energy Producers, Inc., entered into a Promissory Note in the amount of $60,130. The principal is due  on or before June 30, 2015 with default interest at 12%. In the three months ended September 30,2012, the Company paid $1,670  leaving a balance due of $54,460.

Note 26:  Effective July 1,2012, the Company’s subsidiary, Energy Producer’s, Inc.  entered into a Promissory Note in the amount of $242,731.  The principal is due on or before June 30,215, with default interest at 12%.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

12.	Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of September 30, 2012, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of September 30, 2012, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $577,888.  During the three and nine months ended September 30, 2012, the Company recognized a gain on change in fair value of derivative liability totaling $217,388 and $61,971, respectively.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at September 30, 2012 were as follows:

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

The components of the derivative liability on the Company’s balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Embedded conversion features - convertible promissory notes	$569,555	$626,953
Common stock warrants	-	-
Anti-dilution provisions of series D preferred stock	8,333	12,906
	$577,888	$639,859

The Company had the following changes in the derivative liability:

Balance at December 31, 2011	$639,859
Issuance of securities with embedded derivatives	596,028
Debt and preferred stock conversions	(477,143)
Derivative (gain) or loss due to mark to market adjustment	(180,856)
Balance at September 30, 2012	$577,888

14.	Intangible Assets

The company had $0 of intangible assets recorded as of September 30, 2012 and December 31, 2011.  In the year ended December 31, 2011, all intangible assets were fully impaired.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Asset retirement obligation at the beginning of period	23,074	5,368
Liabilities incurred		-
Revisions to previous estimates	556	11,876
Dispositions		-
Accretion expense		4,617
Asset retirement obligation at the end of period	23,630	21,861

16.  Investment in Mondial Ventures, Inc.

On July 31, 2012, the Company sold off half of its interest in the J.B. Tubb lease.  The interest sold is a 37.5% working interest and 28.125% net revenue interest in the 3 wells in the North 40 acres and 37.5% interest of the equipment.  In exchange for the transfer of these interests to Mondial Ventures, Inc., the Company received 14,000,000 common shares of Mondial Ventures, Inc. and debt relief of $450,000.  Mondial Ventures, Inc. is a related party.  After the transaction, the Company’s interest in Mondial Ventures, Inc. is 25% based on the number of shares of common stock owned by the Company.  This interest is accounted for under the equity method.  The cost basis of the oil and gas assets sold was $314,111.  Due to the fact that the cost basis of the assets sold was less than the value of the consideration received, the remaining $135,889 gain was recorded to additional paid in capital.  As a result, the investment in Mondial Ventures, Inc. is recorded at $0 and since it incurred losses for the period ended September 30, 2012, the cost basis was not adjusted for these losses.

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

On February 29, 2012, the Company entered into a Linear Short Form Agreement (the “AGREEMENT”), with Success Oil Co., Inc. located at 8306 Wilshire Blvd. #566 Beverly Hills, Ca. 90211, (“Success” or “Operator”) and CUBO Energy, PLC and or its assignee, a public limited corporation organized under the laws of Great Britain (“CUBO”, “Assignee”, or “Participant”), whereas the Company will sell 50% of its interests in certain oil and gas properties and interests to CUBO known as the North 40 Interests of the A.J. Tubb Leasehold Estate located in Ward County Texas to CUBO as approved by Operator, along with granting certain participation rights in further Option Rights for new proposed Drilling and Development in the South 40 of the A.J. Tubb Leasehold Estate.  The total consideration to be given is $1.15 million in CUBO stock reduced by any liabilities assumed by CUBO that are collateralized by the North 40 Interests.  On July 31, 2012, this transaction closed with Mondial Ventures, Inc., the assignee of CUBO Energy, PLC.  The operations of the portion sold is reflected in discontinued operations.

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

On March 1, 2010, the Company entered into two professional service agreements (the Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled and are no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion. April 1, 2012 the agreements were amended to aggregate fees of $10,000 monthly and the monthly accrual adjusted accordingly.

19.	Concentrations and Risk

Customers

During the three and nine months ended September 30, 2012 and September 30, 2011, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

20.	Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company is current in its payment through September, 2012 and negotiated a stock payment during the quarter ended September 30, 2012. We are further in discussions on negotiations to make our payments. The entire amount owed is accrued in notes payable in the financial statements.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. As of July 2012 the case has been settled for $177,000 on scheduled payments over three years. The Company has made three payments of just under $5,000 each and is current through September 30, 2012.

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

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of August 2012, the Company has not received further communications with respect to Nu-Horizons.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position. In July 2012 the Company attended an arbitration hearing and in August was awarded a dismissal of the case by the Arbitrator. The Company was recently informed of an appeal in progress but has not been advised as to any further updates at the time of filing of this report.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $175,318, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  In July 2012, the Company negotiated a settlement of this case for $22,000 at the rate of $2,000 per month beginning October 2012. The promissory note is recorded as a liability in the financial statements. The Company has made its first payment of $2,000 and is current at September 30, 2012.

In January, 2012 a lawsuit was filed in the Middlesex County, Massachusetts Superior Court by Joshua White, against Terra Telecom and the Company. Mr. White was a former employee of Terra Telecom and not the Company. Mr. White alleges the Company should be liable to him for the acts of Terra Telecom. A Motion to Dismiss has been filed for lack of jurisdiction on behalf of the Company, which the Company believes will be granted. In any event the Company believes it has no liability and will defend vigorously if, for some reason, the Motion to Dismiss is not granted. The Company sold its interest in Terra Telecom in March of 2011. On August 3, 2012 the Motion to Dismiss was granted by the Justice of the Superior Court.

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

In May, 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  The Company has recently entered negotiations for settlement and has recently made its first payment, and current for the period ended September 30, 2012. The amount is recorded as a liability in the financial statements.

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

In October 2012 the Company issued 740,000,000 shares of common stock, as reclassified, to various consultants for services rendered.

In October 2012 the Company issued 2,165,384,615 shares of common stock, as reclassified, to reduce debt owed to a debt holder.

In October 2012 the Company issued 190,000,000 shares of common stock, as reclassified, to reduce debt on promissory notes and convertible promissory notes.

In October 2012, the Company received a lawsuit behalf of Solaire Power Technologies, LLC, a subsidiary of our wholly owned subsidiary Arctic Solar Engineering LLC. Robert T Short (“RTS”) , the Plaintiff, is claiming personal injuries and damages relating to alleged fall from the City of Dardene Prairie building, in the City of Dardene Prairie MO, Solaire is one of several parties named in the proceeding. Solaire denies all liability, and is prepared to vigorously defend its position.

In November the Company entered into a Definitive Short Form Agreement THIS (the “Definitive Short Form Agreement”), dated effective as of October 30, 2012, by and among EGPI FIRECREEK, INC., a Nevada corporation, through its wholly owned subsidiary Energy Producers, Inc., located at 6564 North Smoke Tree Lane, Scottsdale Arizona 85253 (“FIRECREEK”, “Assignor”, “Rights Holder”, “Option Holder”), and CUBO Energy, PLC’s nominee / assignee, Mondial Ventures Inc., a public limited corporation organized under the state of Nevada, USA, with its principal place of business located at 6564 North Smoke Tree Lane, Scottsdale Arizona 85253  (“MNVN”, “Assignee”, or “Participant”),

WHEREAS i) a previous Letter of Intent is effectively extended through the date of effectiveness of this Definitive Short Form Agreement and ii) CUBO Energy, PLC has elected its nominee / assignee to be Mondial Ventures, Inc.

Summary Terms:

1.
(Preface) December 31, 2009, Firecreek, through its wholly owned subsidiary Energy Producers, Inc. (“Energy Producers” or “EPI”) closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt” or “Operator”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.

2.
Firecreek proposes initially to undertake with MNVN as follows:  prepare to contract for a 3-D Seismic contract covering the Boyette property in Shackelford County, Texas. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. There have been recent Barnett wells in the area that have been productive in the oil segment or phase of the Barnett Shale that have justified the seismic study. The onsite seismic work is expected to commence within 90 days.

3.
Price contributed by MNVN for the initial 3-D Seismic study and proposed herewith to buy out 50% partner interests, and other costs with re engaged start up activities: $175,000 of which $10,000 has been received by Firecreek as a deposit to date thereby leaving a balance of $165,000 due.

4.
On successful seismic testing anticipated AFE for Barnet Horizonal Well program would be estimated to be $750,000 per horizontal well. Firecreek to come to terms of agreement regarding financing for the proposed drilling and development should the parties agree to further move forward after the Seismic study.

22.	Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three months ending September 30, 2012 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2011 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

For the nine months ending September 30, 2012,

	Discontinued Operations	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals
Revenues	36,858	-	88,857	-	125,715
Depreciation & amortization	56,374	-	225,998	-	282,372
Income (loss) from operations	(305,544)	511	(540,395)	(1,153,347)	(1,694,253)
Interest expense	-	1,083		1,103,918	1,105,001
Segment assets	174	167	1,888,681	461,358	2,350,380

For the nine months ending September 30, 2012,

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

Nine months Ended September 30, 2012
Net revenues:
Total for reportable segments	125,715
Corporate	-
125,715
Depreciation and amortization:
Total for reportable segments	282,372
Corporate	-
282,372
Income (loss) from operations:
Total for reportable segments	(540,906)
Corporate	(1,153,347)
(1,694,253)
Interest expense:
Total for reportable segments	1,083
Corporate	1,103,918
1,105,001
Segment assets:
Total for reportable segments	1,889,022
Corporate	461,358
2,350,380

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

Completion and Entry into a Definitive Agreement with Mondial Ventures, Inc., Assignee of CUBO Energy, PLC.

On July 31, 2012, the Company’s wholly owned subsidiary Energy Producers, Inc. entered into i) an Agreement to sell to Mondial Ventures, Inc., assignee of CUBO Energy, PLC, certain oil and gas interests for the J.B. Tubb Leasehold Estate via an Assignment and Bill of Sale Agreement and, ii) a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K filed on August 3, 2012

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, oil and gas services business through CWR, alternative energy business division through Arctic Solar Engineering, LLC, and including any new or pending acquisitions discussed herein, and those business activities and developments whether ongoing or to be concluded, as related to our M3, SATCO, and Terra strategy and operations, and ongoing potential acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis or Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

•	Inability of the company to secure additional financing.

•	Unexpected economic changes in the United States.

•	The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the three and nine months ended September 30, 2012 and September 30, 2011.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total revenue for sales of oil and gas during the three months ended September 30, 2012 as compared to September 30, 2011 was $57,253 and $39,039, respectively.  An additional amount equals to 50% of July 2012 revenue related to sales of oil and gas was included in the discontinued operations for the three months ended September 30, 2012.  An additional and equal amount of revenue related to sales of oil and gas during the three months ended September 30, 2011 was included in the discontinued operations.Income declined the first nine months due to oil field related problems first in its two fracing jobs which included defective gel pack sand from the manufacturer causing sand blockage, second from production interference due to necessary maintenance and repairs to its heater treater, water tank, and separator, and more recently having to shut down several weeks due to a pipe leak on pipeline owned by the gas purchaser running through the properties which shut down operations for nearly a month.

Total revenue for the sale and installation of solar equipment for the three months ended September 30, 2012 as compared to September 30, 2011 was $0 and $10,887, respectively.  A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Total general and administrative expenses increased to $803,191 as of September 30, 2012 from $384,289as of September 30, 2011 due to increased professional expenses during the period.

The loss from discontinued operations for the three months ended September 30, 2012 and September 30, 2011 was $ 34,008 and $54,382, respectively.  For the three months ended September 30, 2012 and September 30, 2011, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests.  For the three months ended September 30, 2011, the loss from discontinued operations also included the operations of SATCO which was sold in the prior period.

Interest expense for the three months ended September 30, 2012 was $260,011 compared with $314,548 for the same period last year.

Fully diluted income (loss) per share was ($0.01) per share for the three months ended September 30, 2012, for continuing operations, compared to a loss of ($0.11) per share for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Total revenue for sales of oil and gas during the nine months ended September 30, 2012 as compared to September 30, 2011 was $88,857 and $92,864, respectively.  An additional amount equals to 50% of July 2012 revenue related to sales of oil and gas was included in the discontinued operations for the three months ended September 30, 2012.  An additional and equal amount of revenue related to sales of oil and gas during the nine months ended September 30, 2011 was included in discontinued operations.

Total revenue for the sale and installation of solar equipment for the nine months ended September 30, 2012 as compared to September 30, 2011 was $0 and $23,207, respectively.  A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Total general and administrative expenses increased to $1,512,059 as of September 30, 2012 from $ 972,623 as of September 30, 2011 due to increased professional expenses during the period.

After deducting general and administrative expenses, the Company experienced a loss from operations of $1,694,253 for the nine months ended September 30, 2012 compared to a loss of $974,732 for the same period last year.

The loss from discontinued operations for the nine months ended September 30, 2012 and September 30, 2011 was $ 305,544 and $846,797, respectively.  For the nine months ended September 30, 2012 and September 30, 2011, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests.  For the nine months ended September 30, 2011, the loss from discontinued operations also included the operations of SATCO which was sold in the prior period.

Interest expense for the nine months ended September 30, 2012 was $1,105,001 compared with $609,578for the same period last year.

Fully diluted income (loss) per share was ($0.00) per share for the nine months ended September 30, 2012, for continuing operations, compared to a loss of ($ 0.62) per share for the nine months ended September 30, 2011.

 Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at September 30, 2012 was $31 compared to $2,696 at December 31, 2011. The Company had working capital deficit of $6,494,043 at September 30, 2012 compared to a working capital deficit of $5,607,092 at December 31, 2011.

Total assets decreased to $2,350,380 at September 30, 2012 compared to $2,704,748 at December 31, 2011 mainly as a result of depreciation and depletion.

Shareholders’ equity increased to a deficit of $6,011,882 at September 30, 2012 from $4,678,508 at December 31, 2011. During the nine months ended September 30, 2012, the Company issued 6,324,735,714  common shares and 1,000,000 preferred shares to consultants for services rendered. In addition, the Company issued  9,506,642,757 shares to pay debt of $596,589.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company having negotiated settlement payment is current in its payment through October 21, 2012 in accordance with recent modifications to forbearance agreements (for the August payment) having negotiated a stock payment for June and July 2012 and recently for August 2012. The entire amount owed is accrued in notes payable in the financial statements.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. As of July 2012 the case has been settled for $177,000 on scheduled payments over three years. The Company has made three payments of just under $5,000 each and is current through September 30, 2012.

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

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of August 2012, the Company has not received further communications with respect to Nu-Horizons.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position. In July 2012 the Company attended an arbitration hearing and in August was awarded a dismissal of the case by the Arbitrator. The Company was recently informed of an appeal in progress but has not been advised as to any further updates at the time of filing of this report.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  In July 2012, the Company negotiated a settlement of this case for $22,000 at the rate of $2,000 per month beginning October 2012. The promissory note is recorded as a liability in the financial statements. The Company has made its first payment of $2,000 and is current at September 30, 2012.

In January, 2012 a lawsuit was filed in the Middlesex County, Massachusetts Superior Court by Joshua White, against Terra Telecom and the Company. Mr. White was a former employee of Terra Telecom and not the Company. Mr. White alleges the Company should be liable to him for the acts of Terra Telecom. A Motion to Dismiss has been filed for lack of jurisdiction on behalf of the Company, which the Company believes will be granted. In any event the Company believes it has no liability and will defend vigorously if, for some reason, the Motion to Dismiss is not granted. The Company sold its interest in Terra Telecom in March of 2011. On August 3, 2012 the Motion to Dismiss was granted by the Justice of the Superior Court.

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

In May, 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  The Company has recently entered negotiations for settlement and has recently made its first payment, and current for the period ended September 30, 2012. The amount is recorded as a liability in the financial statements.

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

I. (i) (ii) On August 20, 2012, by majority consent of the Board of Directors and Shareholders, the Company approved the following issuances of its restricted common, par value $0.001 per share for common and preferred, to the following persons in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.

Name and Address (iii)	Date	Series C Preferred StockShare Amt	Type of Consideration	Fair Market Value of Consideration

Global Media Network USA, Inc. 1/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	*200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

David H. Ray 2/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Brandon D. Ray 3/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Strategic Partners Consulting, LLC. 4/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

David A. Taylor 5/8411 Sterling Street, Irving, Texas 75063	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

BVR, Inc. 6/c/o 3472 Pointview Circle, Gainsville, GA30506	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Michael Trapp 7/c/o 6564 Smoke Tree Lane, Scottsdale, Arizona 85253	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

(Note 1): Series C preferred stock: The Preferred C stock has a stated value of $.001 and no stated dividend rate and is non-participatory. The Series C has liquidation preference over common stock. Effective May 20, 2009 i) Voting Rights for each share of Series C Preferred Stock shall have 21,200 votes on the election of directors of the Company and for all other purposes, and, ii) regarding Conversion to Common Shares, Series C have no right to convert to common or any other series of authorized shares of the Company. We have only used a nominal par value for our listed valuation which is subject to further adjustment. As example only: During the year ended December 31, 2011, 72,856 shares of Series C preferred stock were issued for services rendered. The preferred stock was valued at $75,000 based on an estimate of fair market value on the date of grant. The holders of Series C preferred stock represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) All of the financing proceeds (see also Note 1) in the immediately preceding table was used as listed in the table above primarily in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(1)
* Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, EGPI Firecreek, Inc., Energy Producers, Inc., and is a shareholder, Chairman, director, and an officer (CEO, CFO) of the Company.

(2)
**David H. Ray, for business and consulting, accounting, and advisory services; Mr. Ray is a shareholder indirectly through Strategic Partners Consulting, LLC, a director, and an officer (Executive Vice President and Treasurer) of the Company.

(3)
**Brandon D. Ray, for business, and consulting and financial advisory services; He is a shareholder indirectly though Strategic Partners Consulting, LLC. , and an officer, (Executive Vice President of Finance) and director of the Company.

(4)
**Strategic Partners Consulting, LLC, is indirectly owned by David H. Ray (66.7%) and Brandon D. Ray (33.3%) providing for each of their day to day operational services and business provisions, accounting, and financial advisory.

(5)	David A. Taylor is a shareholder and a director of the Company, and an officer and director of Chanwest Resources, Inc., a wholly owned subsidiary of the Company.

(6)	BVR, Inc. is indirectly owned by Billy V. Ray Jr. and Jonathan Ray. BVR, Inc. Mr. Ray, and Jonathan Rayare shareholders and not an officer or director of the Company.

(7)	Mike Trapp is a director of the Company. Mr. Trapp is also a shareholder.

(iii) Each share of Series C preferred stock shall have 21,200 votes on the election of our directors and for all other purposes.

II.  (i) (ii) (iii) On August 27, 2012, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common, par value $0.001 per share for common and preferred, to the following persons in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

Name and Address (iii)	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration

Jeffrey M. Proper 1/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	600,000,000	Bonus for services rendered to the Company, and Subsidiaries and Incentive		$60,000

Thomas J. Richards 2/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	500,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive		$50,000

Larry W. Trapp 3/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	500,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive		$50,000

Melvena Alexander CPA 4/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	600,000,000	In exchange for services rendered to the Company, and Subsidiaries		$60,000

Joanne M. Sylvanus 5/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	725,000,000	Bonus for services rendered to the Company, and Subsidiaries		$72,500

Global Media Network USA, Inc. 6/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	*1,550,000,000	In exchange for services rendered to the Company, and Subsidiaries		$155,000

David H. Ray 7/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	**	Bonus for services rendered to the Company, and Subsidiaries	$	**

Brandon D. Ray 8/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	**	Bonus for services rendered to the Company, and Subsidiaries, and Incentive	$	**

Strategic Partners Consulting, LLC. 9/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/27/12	**700,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive	$	**70,000

David A. Taylor 10/ 8411 Sterling Street Irving, Texas 75063	8/27/12	***250,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive		$25,000

Wiloil Consulting, LLC. 11/ 8411 Sterling Street Irving, Texas 75063	8/27/12	***250,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive		$25,000

Frederic Sussman 12/ c/o 15361Chesterfield Pines Ln. Chesterfield, MO 63017	8/27/12	325,000,000	Bonus for services rendered to the Company, and Subsidiaries, and Incentive		$32,500

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) $600,000 of the financing proceeds in the immediately preceding table was used as listed in the table above primarily in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(iii) Further restrictions are imposed on the common restricted share issuances such that it is agreed unless approved by the Board of Directors by its written consent, such shares issued to each and every person or entity shall not be hypothecated, sold, exchanged, or otherwise disposed of for a period of 7 months from the effective date of issuance which is August 27, 2012, but transfers to family members are allowed as gifts as long as these further restrictions are disclosed and followed.

(1)	Mr. Jeffrey M. Proper, Esq., for legal advisory and consulting services; Mr. Proper is a shareholder and is not a director or officer of the Company.

(2)	Mr. Thomas J. Richards, for business and consulting and advisory services, and loans to the Company; Mr. Richards is a shareholder and an advisor of the Company and is not a director or officer.

(3)
Mr. Larry W. Trapp, for business and consulting and advisory services, and loans to the Company; He is a shareholder, and formerly an officer and director of the Company and EPI through November 1, 2011.

(4)	Melvena Alexander, for day to day operational services and business provisions; Mrs. Alexander is a shareholder, and an officer (Secretary, Comptroller, and Co Treasurer) of the Company.

(5)	Joanne M. Sylvanus provides accounting and advisory services to the Company, and is a shareholder of the Company.

(6)
* Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, EGPI Firecreek, Inc., Energy Producers, Inc., and is a shareholder, Chairman, director, and an officer (CEO, CFO) of the Company.

(7)
**David H. Ray, for business and consulting, accounting, and advisory services; Mr. Ray is a shareholder indirectly through Strategic Partners Consulting, LLC, a director, and an officer (Executive Vice President and Treasurer) of the Company.

(8)
**Brandon D. Ray, for business, and consulting and financial advisory services; He is a shareholder indirectly though Strategic Partners Consulting, LLC. , and an officer, (Executive Vice President of Finance) and director of the Company.

(9)
**Strategic Partners Consulting, LLC, is indirectly owned by David H. Ray (66.7%) and Brandon D. Ray (33.3%) providing for each of their day to day operational services and business provisions, accounting, and financial advisory.

(10)	***David A. Taylor is a shareholder and a director of the Company, and an officer and director of Chanwest Resources, Inc., a wholly owned subsidiary of the Company.

(11)	***Willoil Consulting, LLC is indirectly owned by David A. Taylor. Subject shares are to be issued upon completion of pending transaction with David Killian.

(12)	Frederic Sussman is a consultant of the Company for Arctic Solar and Engineering, LLC.; Mr. Sussman is a shareholder and is not a director or officer of the Company.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

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

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification Pursuant to 18 U.S.C. SECTION 1350 (3)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2012

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name Dennis Alexander
Title: Chairman, CEO, President, and CFO