Form 10-K
period 2012-12-31
EGPI FIRECREEK, INC.
filed 2013-05-21
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $263,579.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 3, 2013, the registrant had 19,042,939,184 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A, B preferred stock issued and outstanding, 1,087,143 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding..

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

On July 31, 2012 the Company sold oil and gas assets and interests in the J.B. Tubb Leasehold Estate via a Securities Purchase Agreement (“SPA) and Assignment and Bill of Sale with Mondial Ventures, Inc. (“Mondial” or “MNVN”). Mondial issued 14,000,000 shares of  its common stock to the Company and assumed $450,000 debt for 37.5% working interest ("WI"), and corresponding 28.125% net revenue interest ("NRI") in the oil and gas interests. This includes pro rata oil & gas revenue and reserves in the North 40, and an additional rights agreement for the South 40 of the J.B. Tubb Leasehold Estate, respectively, and for all depths below the surface to at least 8500 ft. All related assets, fixtures, equipment, three well heads and three well bores are included according to the pro rata share held by Mondial. Currently, there are three wells in operation on the property.

On August 21, 2012 the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized common stock, par value $0.001 per share, to 20,000,000 from 5,000,000 and is authorized to issue 60,002,500 shares of preferred stock which include rights and preferences for Series A through D stock.

On October 30, 2012 the Company entered into a Definitive Short Form Agreement with Mondial for development of 240 acre leases, reserves, three wells and equipment located in Callahan, Steven and Shackelford Counties, West Central Texas, which includes but is not limited to potential negotiations to buy out 50% partner interests, due diligence, an initial 3-D Seismic study reserve studies and roll over leases if necessary. The agreement is non-binding and the parties intend to finalize the agreement by executing a Definitive Long Form Agreement in the future. The parties had until November 6, 2012 to finalize this agreement but did not do so by that date. Both parties are still interested in pursuing this transaction in the future.

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

In October 2010, the Company executed a Securities Purchase / Exchange Agreement to acquire 100% of Terra Telecom, LLC, an Oklahoma limited liability company. Terra Telecom was considered recognized as a leading provider of state-of-the-art communication technologies and a premier Alcatel-Lucent partner. It was also considered a good opportunity for the Company due the potential for sales growth and associated cash flow anticipated. They served various sized companies and organizations that use and deploy communications systems, sales, service, and training while consolidating and optimizing the end user experience. The business acquisition was unable to be consolidated with the Company, nor was factoring and bridge financing proposed by lenders able to be completed satisfactorily to all interested parties, and the potential of this acquisition could not be realized. Thus the Company’s interests for both Terra and SATCO. have been sold as of March 14, 2011 (see further information listed under “the Business”, Management Discussion and Analysis, and elsewhere in this report and historical reports on Form 10-K).

Through Fiscal 2011, Fiscal 2012, and continuing for the Company has been concentrating on continuing the building of its oil and gas division, and secondarily considering restoring additional infrastructure for its ITS/DOT, Telecommunication and General Construction area of its business through new targets and prospects to maintain its business strategy for 2013.

For further information related to our history please see information in our Form 10K Reports filed on April 28, 2011 and April 15, 2010, respectively, along with filings on Form 10-Q and Form 8-K, as amended.

RECENT DEVELOPMENTS

On April 26, 2013 the Company, Mondial Ventures, Inc. (“Mondial”) and Success Oil Co., Inc. (“Success”) together (the “Parties”) extended a January 28, 2013 Agreement to further extend option (the “AEO”) relating to a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) (“Participation Agreement”) dated July 31, 2012 between the Company, Mondial, and Success. Per the July 31, 2012 formal SPA and Assignment and Bill of Sale Agreement with Mondial, the Company was granted a 6 month option on a farm in agreement with regards to drilling of a series of wells on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas. The Agreement to extend option dated January 28, and again extended April 26, 2012 together in the aggregate calls for monthly payments of $2,022.76 beginning January 2013, for seven months, and effectively increasing the expiration date to at least July 26, 2013 unless modified in writing signed by the parties or there is a default not cured or waived. The AEO essentially extends a November 30, 2011 Participation Rights Agreement which allows for the Company’s Participation Agreement (see Exhibit 10.3 to a Current Report on Form 8-K filed on August 3, 2012) to also be extended, and modified and amended accordingly. The material terms modified and amended reflecting the Company’s rights, included on a best efforts basis to reduce the financing requirement overall pursued for Capital Expenditure (CAPEX) to drill a well to the Ellenberger formation on a turnkey basis in the approximate amount of One Million, Five Hundred Seventy Five Thousand ($1,575,000) dollars. Further Success acknowledges that EGPI and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) and other terms as needed, on approval by Success. For further information please see Current Report on Form 8-K filed by the Company on August 9, 2012, and Exhibit 10.5 and 10.6 to a Current Report on Form 8-K filed by EGPI August 3, 2012.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of acquiring additional projects and financing capital expenditures to build upon its infrastructure for its oil and gas operations in 2013. The Company throughout its first quarter of operations for 2013 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These domestic focus prospects are primarily located in Texas, and in other core areas of the Permian Basin.

The Company is again pursuing on a lesser level certain international based oil and gas programs available and will Report progress when appropriate.

The Company’s goal is to build our revenues, asset base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

THE BUSINESS

The Company beginning May 20, 2009 and throughout fiscal years 2010, 2011, and 2012 has been building and integrating two line segments of operations and facilitating plans including i) development and redeployment of our oil and gas infrastructure which we are currently focused on building our oil and gas operations, and servicing related business activities for oil and gas domestically, and in 2013 will again pursue initially to a lesser extent international programs available to the Company through its historical consultants and advisory team, ii) generating business geared to Department of Transportation (DOT) application including Intelligent Lighting Systems (ITS) inventory and systems sales to DOT and also distribution of commercial decorative lighting to the trade and direct to retailers, and building infrastructure for Telecommunication Industry for deployment of communications systems, sales, service, and training . During fiscal 2011 the Company sold two of its business segments one of which was geared to Department of Transportation (DOT) application including Lighting Systems (ITS) inventory and systems sales to DOT, and the other was in behalf of our recent pursuits related to the Telecommunication Industry.

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

Our business and our ability to acquire mineral rights, targeted rehabilitation projects with upside potential, and participate in drilling activities are due primarily to the relationships we have developed over the years with our operating partners, and key industry advisors. We believe that our competitive advantage first lies in our ability to locate good potential oil and gas property acquisitions, resource plays, and other business opportunities and interests located primarily in Texas and surrounding States. Secondly our historical contact base and strategic global consultant and advisors team puts us in touch with available oil and gas programs on the ground and suitable for partnering with finance companies for potential future growth.

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

Proposed Sale of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shackelford Counties, Texas

On October 30, 2012, the Company through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”) entered into a Linear Short Form Agreement with Mondial Ventures, Inc. (“Mondial”) involving evaluation, and preparation for the proposed acquisition of certain oil and gas interests, subject to certain terms and requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future.

Evaluation and Implementation Costs Associated with the Proposed Sale and Development of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

Acquisition evaluation and implementation costs total $175,000. The costs to be paid by Mondial is to buy out 50% partner interests, and other costs, including lease extensions if necessary, and to include a seismic study when total funds are available. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. We are targeting the oil segment or phase of the Barnett Shale and have justified the seismic study.

Through Fiscal 2012, our focus has been on the potential of the Barnett Shale underlying the Boyett Lease. However, there are other opportunities that may exist besides the Barnett. The 3-D seismic that will be employed may show a heretofore unknown fault which would for example preclude a high-tech frac job, thus nullifying the development of the Barnett Shale. This is highly unlikely but it is a possibility. Additionally, this seismic will provide the Company and future partners with other opportunities in formations under the Boyett other than the Barnett. In a lease block of this size, it is unlikely that the Company will not identify an attractive oil and gas structure to be developed, but it is not guaranteed or assured.

 Future Development and Work Program Costs Associated With 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

On successful seismic testing anticipated AFE for Barnet Horizonal Well program would be estimated to be $1,000,000 per horizontal well to be split between the partners for the AFE costs. Firecreek to come to terms of agreement regarding financing for the proposed drilling and development should the parties agree to further move forward after the Seismic study.

For additional information please see our Current Report on Form 8-K, as amended, filed on November 15, 2012. See also additional information listed in “Notes to the Consolidated Financial Statements” further in this Report.

The Material terms of Proposed Future Operating Agreement for the Completed Sale of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

The Company has, subject to further change or modification, a standard AAPL form operating agreement with an independent contractor to operate for the proposed activities the subject properties on a contract basis for our share of Working Interests (50%). At the present time Whitt Oil and Gas, Inc. is the independent contractor for the Company (the “Independent Contractor” or “Operator”) and will be modified or changed to administer the Company’s proposed and pending interests. It will be expected that the operator when in place will furnish the monthly Lease Operation Expense and various activity reports to the Company. Upon successful commencement of production, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. The designated gatherer for the oil the natural gas will be established. The independent contractor will be expected to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), will collect and compile the Joint Interest Billing (JIB) Statements and prepare those certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

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

Sale of 37.5% Working Interests and Other Rights in J.B. Tubb Leasehold Estate, Amoco Crawar Field, Ward County, Texas

On July 31, 2012, through our wholly owned subsidiary Energy Producers, Inc. (“Investors” or “EGPI”), the Company entered into a Stock Purchase Agreement (“SPA”) with Mondial Ventures, Inc. whereby the parties delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) pursuant to which the Company delivered assets as described in the Assignment and Bill of Sale summarily as follows: Under the terms of the agreement, effective July 31, 2012, the Company i) sold a 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas), ii) also sold and assigned 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) delivered a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K filed on August 3, 2012.

Terms Associated With Sale of 37.5% Working Interests and Other Rights in the Texas, J.B. Tubb Leasehold Estate

Per our entry into the SPA with Mondial, the Company received 14,000,000 shares of Mondial Ventures, Inc. common restricted stock. In addition, Mondial assumed four hundred fifty thousand dollars ($450,000) debt on the books of the Company held by TWL Investments, a LLC according to its Agreement and terms, as amended. Assumption of the four hundred and fifty thousand dollar ($450,000) pro rata portion of debt by Mondial carry identical terms as of the date of even per an Agreement effective as of July 1, 2012 by and between the Company a Nevada corporation, and its wholly owned subsidiary Energy Producers Inc., also a Nevada corporation, and TWL Investments, a LLC, an Arizona limited liability company, each a “Party” and collectively (the “Parties”). For further reference and to view the Agreement as amended, please see Agreement Regarding Promissory Note of May 9, 2012, listed on Exhibit 10.10 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012.

2012 Work Program Costs Associated With Our Oil and Gas Interests After Sale of 37.5% Working Interests and Other Rights in the Texas, J.B. Tubb Leasehold Estate

In accordance with the terms of a the Company’s July 31, 2012 Securities Purchase Agreements with Mondial, capital expenditures in the amount of $80,000 were delivered via an Escrow Agreement requirement established in behalf of a Turnkey Rework Agreement and an Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) dated July 31, 2012 between the Company’s wholly owned subsidiary Energy Producers, Inc., Mondial Ventures, Inc., and Success Oil Co., Inc. The Escrow for the Turnkey Rework Agreement provided for Success Oil Co., Inc. (“Success”) of Beverly Hills CA, a licensed Texas operator, and operator and partner for the Company and Mondial, to perform a work program perforating the Glorieta payzone (in the South 40 acres of the J. B. Tubb Leasehold Estate) at intervals ranging from 3,800 feet to 4,000 feet, and included additionally to acidize and swab on the J.B. Tubb Leasehold Estate Crawar #2 well.

The work program was designed and implemented by Success Oil Co., Inc. our operator and partner to generate oil and gas production targeted in the Glorieta horizon. The well has a geological composite of dolomite and the resulting well resulted in both oil and gas production with 40% oil cut to water ratio. Initial flush production for the first month as total gross for the well was encouraging at a gross of approximately 1700 barrels of oil and 3.9 million cubic feet gas of which the Company’s share is according to its working and net revenue interests. The result for the Crawar #2 perforation into the Glorieta to date has had a reasonable result impact but overall has not yet reached the desired expectation for results as there needs to be a fracing procedure performed to open the fluid in the dolomite rock. The Company believes if it makes this approximate capital expenditure estimated at $150,000 that this will increase and stabilize productions.

Future Development Contemplated
J.B. Tubb Leasehold Estate, located in the Amoco Crawar Field, Ward County, Texas

As of December 2012, operations have requested the Company to consider a conventional frac to be performed to open up the rock to increase fluid entry and the expectation to increase production levels for oil and gas from the Glorieta formation on the Crawar #2 of the J.B. Tubb Leasehold Estate, and most often a standard procedure required for Devonian rock. The required capital expenditure for this work program AFE turnkey is approximately $150,000 and is in planning to be performed in early 2013 with a good and reasonable expectation to substantially increase production levels and averages for the well formation.

As part of the SPA with Mondial, on July 31, 2012 we entered into an Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) and principally located on the South 40 of the J.G. Tubb Leasehold Estate, whereby Success Oil Co., Inc granted to us, under certain circumstances listed therein the participation agreement, a right of first refusal for certain drilling and development, and recently entered into an Agreement to Extend Option, now twice further extended through at least July 26, 2012 (see “Recent Developments” this report). We will pursue financing for Capital Expenditure on a best efforts basis (CAPEX) to drill a minimum of one new Ellenburger Well in the amount one million five hundred seventy five thousand ($1,575,000) dollars and up to three new wells with Mondial, and additional multiple wells that can be partnered or self financed up to approximately 14 locations, with reasonable consideration for cost adjustment based on then market conditions, see further this section. Success acknowledges that the Company and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) under terms of the original Participation Agreement, on a best efforts basis, with such partner sharing an interest equivalent to its proportionate funding of such project(s), and or other terms of negotiation as may be agreeable by the Company and such proposed partner, if any, including any modification of this Agreement or the original participation agreement held by EGPI amended as of June 19, 2012, and extended through July 26, 2013, as long as it is formally reviewed and approved in a writing by Success.

The following formations are currently available for oil & gas drilling considerations, including obtaining one or more variances in the North 40 and South 40 acreage of the J.B. Tubb Leasehold Estate which include: Glorietta, Upper Clearfork, Tubbs, Lower Clearfork, Witchita Albany, Fusselman, Wolfcamp, Detrital Zone, Devonian, Lower Permian, Waddell, and Ellenburger formations with two additional potential locations for Ellenburger on the South 40 and one on the North 40. The Company along with its partners anticipates drilling a series of wells on the J.B. Tubb Leasehold Estate/Amoco Crawar Field, South 40 according to certain rights and option programs discussed herein. In addition to the South 40 prospects via option programs and participation rights discussed herein, there are three remaining potential prospects located on the North 40 owned by the Company to be developed in the Devonian, Waddell and additional Ellenburger locations away from existing wells at depths of 7,100’, 7,800’ and 8,350’ respectively.

Our objective for 2013 would be to drill the first well in the Ellenburger formation located on the South 40 of the JB Tubb Leasehold estate which geologically is updip. To note, the CRAWAR Field that the JB Tubb Leasehold Estate is a faulted anticline with multiple producing horizons. The Ellenburger formation is good potential as our target for drilling sets along a fault plane increasing viability noted by Certified Geologist below the Wolfcamp at appx 6,200’ and therefore Ellenburger viable at approximately 8,300’-8,400’ feet. The Ellenburger capital expenditure for $1.575 to $1.6 million on a Turnkey basis. The second and third wells located on the South 40 for additional drilling and development would be drilling a well in the Waddel formation to 7,700 -7,900’ foot depth. The CAPEX for the Waddel formation is estimated at $1.0 to $1.475 million Turnkey. Thereafter, we would drill to the Wolfcamp formation at approximately 6,200’ foot depth. The Wolfcamp CAPEX estimate is at $1.0 to $1.21 million Turnkey and under the terms of the Participation Agreement held by the Company and co interests. The Company and its partners are working on financing for the above listed and the capital expenditure for additional development of multiple wells. Although the Company feels these plans to obtain financing for one well or multiple well financing will be successful there can be no assurance that the Company will succeed with these plans.

Unless one million five hundred seventy five thousand ($1,575,000) dollars in CAPEX of the aggregate amount of three million six hundred thousand ($3,600,000) dollars in CAPEX is raised by the Company or assign for the drilling of not less than one but up to three new wells by participation, earn in, sale, or other method on the South 40 of the J.B. Tubb Leasehold Estate, and acceptable to Success during the term of the newly reinstated Agreement, then the newly reinstated Agreement, unless terms are either modified and or mutually extended in a writing by the parties thereto, will otherwise expire on July 26, 2013 (see also information under “Recent Developments” in this report), leaving the Company with the remaining potential for the North 40 development.

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

Sales and Marketability

Oil and Gas Working Interests, Three Well Program, Callahan, Stephens, and Shackelford Counties, West Central Texas, and Working Interests in J.B. Tubb Leasehold Estate, AMOCO CRAWAR FIELD, Ward County, Texas

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partner to market and sell our production. Our operating partner Whitt Oil and Gas, Inc. and Success Oil Co., Inc. are both privately owned exploration and production companies. We do not believe the loss of any single operator would have a material adverse effect on our wholly owned subsidiary Energy Producers, Inc. as a whole.

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

The Company and its Energy Producers unit are presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, Louisiana, New Mexico, and other productive regions and areas in the U.S., and in late 2012 and 2013 to a lesser extent, again internationally. However, no assurances can be given by the Company that it will be successful in pursuing these other prospects and programs.

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

Purchase costs for the Acquisition of Chanwest Resources, Inc.

The acquisition was accomplished via a Stock Purchase Agreement effective on June 1, 2010, and the Company subsequently issued its restricted common stock valued at USD $95,000, in exchange for 100% of the issued and outstanding shares of common stock, with a no par value designation per share, of CWR. All assets and liabilities, including Shareholder Notes Payable, of the CWR are included with the subsidiary unit in the initial amount of $252,161. Chanwest Resources, Inc. was essentially inactive in the first and second quarter of 2010 having a minor amount of income and expense that would substantially affect the consolidated financial statements of the Company. In the years 2011 and 2012 Chanwest Resources, Inc. did not earn any revenue and incurred general and administrative expenses.

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

Chanwest was not able to achieve its target for financing in 2011. Upon revising estimates and delays encountered during Fiscal 2012, the Company believes for 2013 fiscal operations that if Chanwest can obtain an additional $330,000 or more in financing for operations, it will be able to seed growth to generate approximately 2 million in gross revenues from operations over the next year from consummation of such financing.

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

As of March 12, 2012, the Company in an effort to assist growth and development plans for Arctic Solar Engineering, LLC entered discussions and a letter of intent with W2 Energy, Inc. regarding a potential 51% purchase of ASE from the Company. W2 Energy, Inc. develops renewable energy technologies and applies it to new generation power systems. The business potentials pursued with W2 Energy, Inc. were not consummated or continued during Fiscal 2012, and the Company is evaluating prospects and potentials for both new plans and in the absence of new plans or prospects, discontinuing operations for Arctic Solar Engineering, LLC, placing its overall operations on hold with status pending outcome of review and evaluation expected to conclude by end of second quarter 2013.

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

The Strategy of M3 Lighting, Inc. (M3)

Through its then managements experience, knowledge and contacts in the lighting and DOT industry, M3 created a business plan to create a vertical rollup and stream of acquisitions targeted strategically for the Company that included manufacturers, distributors and contractors. M3 was unsuccessful in its strategy to acquire a series of businesses in this industry and during the year ended December 31, 2011 was inactive. Further information can be found along with copy of the Plan of Merger attached as an exhibit to our Current Report on Form 8-K, filed with the Commission on May 27, 2009, as amended. Amendment No. 1 and No. 2 to the May 27, 2009 current Report on Form 8-K were filed on June 24 and August 4, 2009, respectively. During 2011 and 2012 there were no operations in effect related to M3 Lighting, Inc. and the Company does not anticipate plans near term for these operations to be re deployed. M3 is inactive and does not generate any revenue for the Company.

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

We had a net loss on continuing operations in the fiscal year ended December 31, 2012 of $5,430,135 and a net loss on continuing operation in fiscal year ended December 31, 2011 of $4,374,398. As of December 31, 2012, we had a working capital deficit of $6,827,673. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2013 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue

The Company expects to incur increased operating expenses during fiscal year 2013. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2012 and continuing into 2013.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, or through other outside arrangements Such Officers and Directors include Dennis R. Alexander, Chairman, CEO and CFO, Melvena Alexander, Co-Treasurer, Secretary and Comptroller through December 31, 2012, David H. Ray, Executive Vice President, Director, and Co-Treasurer, through November 15, 2012, and Brandon D. Ray, Executive Vice President of Finance and Director, through October 1, 2012. Other key services were provided by four or more, Executive Officers, Directors, consultants and advisors, and various subcontractors, which managed the business of the Company. These include one or more of the following named Officers or Directors, namely, Larry W. Trapp (through November 1, 2011), Executive Vice President, and Director, Mike Trapp, Director. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own, Vote, Or Represent Up To Approximately 64.86% Of the Company’s Issued and Outstanding Common and Series C Preferred Stock

The executive officers and directors of the Company currently beneficially own, vote, or represent up to approximately 64.86% of our outstanding common stock, which includes and voting power through issuance in the aggregate of 1,079,999 shares of our Series C Preferred Stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Other

The Company’s corporate parent operations during fiscal year ended 2012 did not retain any employees. Individual consulting firms owned by four key officers/directors along with four or more additional key officers/directors contributing time and effort managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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
$225,000

 /1 Subject to accumulated depreciation and depletion (see Footnote 7. Fixed Assets -net) in the notes the consolidated financial statements further listed in this document.

II. (a) Acquisition of 75% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas, and (b) Subsequent Sale of 50% of the Company’s Working Interests

On March 1, 2011 the Company’s through its wholly owned subsidiary Energy Producers, Inc. (“EPI”) acquired all assets of Ginzoil Inc., (“GZI”) a wholly owned subsidiary of Dutchess Private Equities Fund, Ltd., (Investors”) as described in the preliminary Assignment and Bill of Sale and summarily as follows: Under the terms of the agreement, which shall be effective March 1, 2011, EPI acquired a majority 75% Working Interest and 56.25% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, EPI will also acquire 75% Working Interest and 56.25% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft. As consideration for the transaction the Company agreed to authorize and issue and sell to Investors 2,500 shares of a new, to be authorized, Series D preferred stock to Investors for one thousand dollars ($1,000) per share, or a total in the aggregate stated value of two million five hundred thousand ($2,500,000) dollars.

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

The Material terms of the Operating Agreement through July 30, 2012 with the Company include (see update to Operating Agreement later this section):

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
$2,167,306

III. The Sale and Disposition of 37.5% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

On July 31, 2012, The Company through our wholly owned subsidiary Energy Producers, Inc. (the “Company” or “EGPI”) entered into an Agreement with Mondial Ventures, Inc. (“Mondial”) as the assignee of CUBO Energy PLC regarding the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”). The interests acquired from EGPI were part of our oil and gas interests and various rights held in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The Agreement included entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate. The Company presently owns 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas).

For additional information please see the Section in “The Business” under the sub heading “2012 Work Program Costs Associated With Our Oil and Gas Interests After Sale of 37.5% Working Interests and Other Rights in the Texas, J.B. Tubb Leasehold Estate.”

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

*Highland Production Company(Crawar) #2 well-bore only, with depth of ownership 4700’ to 4900’ft. in well bore, and 3800’ to 4,000’ in well bore, described as: The Highland Production Company (Crawar) #2 well-bore, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

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

The Material terms of the Operating Agreement as of July 31, 2013 with the Company include:

Success is an independent contractor and operates the subject properties on a contract basis pursuant to the AAPL form operating agreement according to our share of Working Interests (37.5%) with a $225 for our share per producing well per month overhead fee and $250.00 pumper fee per our share per well (presently for 3 wells) respectively plus electricity, chemical treatment, and other intangible repair items. All other charges whether by Success, an affiliate of Success or third parties will be the responsibility of the working interest owners of the properties. Success will furnish the monthly Lease Operation Expense and various activity reports to the Company’s wholly owned subsidiary Energy Producers, Inc. Upon production being sold, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. Sunoco is initially designated as the gatherer for the oil and Targa Midstream for the natural gas. Success is to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), it collects and compiles the Joint Interest Billing (JIB) Statements and prepares certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

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

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

December 31, 2012
Well leases	$1,066,895
Well property and equipment	83,105
$1,150,000

Reserves- Oil and Gas Properties, Leases, and Interests Located in Ward, Callahan, Stephens, and Shakelford Counties, West Central Texas

Harper & Associates, Inc. completed the subject petroleum reserve report on May 1, 2013, in preparation for the US Form 10-K for Fiscal Year Ended December 31, 2012, to be filed by EGPI Firecreek, Inc. (“EGPI”). The evaluated properties are located in Shackelford and Ward Counties, Texas. Net oil and gas reserves herein represent a 100 percent portion of EGPI’s total reserves. The reserve estimations comply with the definitions of the U.S. Security Exchange Commission. Reserves are classified proved developed producing (“PDP”), behind-pipe (“PBP”) and undeveloped (“PUD”). Proved reserves are those reported where the level of certainty is at least 90 percent probable that the quantities actually recovered will equal or exceed the estimates. Also considered are probable undeveloped (“PbUD”) reserves. Probable reserves are those reported where the level of certainty is at least 50 percent probable and that the quantities actually recovered will equal or exceed the estimates reserves. Proved and probable quantities were determined using all geologic and engineering methods and procedures as considered necessary under the circumstances to prepare the report.

A summary of our conclusion with respect to EGPI net reserves and cumulative future cash flow (before U.S. federal income tax), undiscounted and discounted at 10% percent per year is as follows:

RESERVE SUMMARY

	PDP	PBP	PUD	PbUD	TOTAL, P1+P2
Well Completions	3	1	9	2	15
Net Oil, Bbls.	5,462	2,539	173,595	36,581	218,177
Net Gas, MCF	23,126	8,039	1,528,542	-	1,559,707

Revenue *($)
Oil	439,677	22,455	13,974,802	2,944,846	17,563,640
Gas	64,602	76,187	4,270,182	-	4,357,239
Total	504,279	226,700	18,244,984	2,944,846	21,920,879

Operating Expense ($)	330,152	148,603	2,640,717	816,000	3,935,472

Investments ($)	-	44,062	5,635,875	825,000	6,504,937

Future Cum Net Income ($)	174,126	34,105	9,968,392	1,303,846	11,480,469

Future Cum Net Income @ 10% DF ($)	136,931	25,334	3,586,849	471,035	4,220,149

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

Price Parameters. The Company’s 12-month average oil price is $88.45 and benchmark price is $94.71 per barrel of oil. The Company’s 12-month average gas price is $3.15 and benchmark price is $2.75 per MCF of gas. Oil and gas revenue for a lease is based on the average of the monthly 2012 prices. Prices are not escalated. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered.

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

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Callahan County	80	25.60	-0-	-0-
Stephens and Shackelford Counties	40	12.80	120	38.4
Ward County	40	11.25	40	12.4
Total	120	49.65	120	50.8

Our Corporate offices are located in Scottsdale, Arizona, and our wholly-owned subsidiary Firecreek Petroleum, maintained an office in Fort Worth, Texas, but moved its operations primarily to Scottsdale, Arizona during second quarter of operations in 2006. Please see also “Certain Relationships and Related Transactions” for further discussion.

As of June 1, 2009 the Company’s operations for Energy Producers, Inc. are located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. The Secretary, Comptroller, and shareholder of the Company provides approximately 1431 square feet being utilized for the Company charging $1,400 a month on a contracted basis through December 31, 2012 and $2,000 a month as of January 1, 2013 forward renewed through the CEO and shareholder of the Company. Prior to June 1, 2009, the CEO and shareholder of the Company provided corporate office space through May 31, 2009 at no charge. In the event that our facilities in Scottsdale should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates. Please see “Certain Relationships and Related Transactions” for further discussion.

Exploration and Production

The Company, in addition to its present plans contemplated for the J.B. Tubb Leasehold Estate we are working to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves. This envisions having a majority or suitable working interest being available, and that can be obtained on financing or market an interestf terms that are feasible and acceptable to the Company.

As discussed in the section on the Business, the Company is in preparation to contract for a 3-D Seismic contract covering the Boyette property in Shackelford County, Texas. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. We are targeting the oil segment or phase of the Barnett Shale and have justified the seismic study. The onsite seismic work is expected to commence as soon as practicable.

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

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments, LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company having negotiated settlement payment is current in its payment through October 21, 2012 in accordance with recent modifications to forbearance agreements (for the August payment) having negotiated a stock payment for June and July 2012 and recently for August 2012. The Company did not timely make its August 2012 payment but has been in communication with St. George Investments, LLC as to its current position with both parties now agreed to a current status based on resumption of payments due for August 2012 by resuming payments on May 31, 2013. The entire amount owed is accrued in notes payable in the financial statements.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. As of July 2012 the case has been settled for $177,000 on scheduled payments over three years. The Company has made seven payments of just under $5,000 each, is current through January 2013 and due for February and March 2013, and has negotiated to bring current on two payments due May 8, 2013.

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary from Source Capital Group Inc (“Source”) seeking a judgment for amounts allegedly owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dismissed its assumption argument. On October 14th, 2011, EGPI Firecreek Inc. received notice from Source Capital’s legal representation that they were seeking to withdrawal as counsel for plaintiffs in this matter. The Company believes that this development with further strengthen our position in defense of this matter and will ultimately result in the granting of our pending motions to dismiss. As of April 2013 there has been no communications received further in this matter.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of April 2013, the Company has not received further communications with respect to Nu-Horizons.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position. In July 2012 the Company attended an arbitration hearing and in August was awarded a dismissal of the case by the Arbitrator. The Plaintiff then appealed and since the appeal the matter has been settled and dismissed for a payment of $5,000 cash and 275,000 shares of the Company’s restricted common stock, which both have been tendered as of the date of this filing.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  In July 2012, the Company negotiated a settlement of this case for $22,000 at the rate of $2,000 per month beginning October 2012. The promissory note is recorded as a liability in the financial statements. The Company has made its first payment of $2,000 and is current at September 30, 2012 but has fallen behind in payments since, and will attempt to resume as soon as practicable.

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

In May 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  The Company entered negotiations for settlement and has recently made its first payment, and current for the period ended September 30, 2012, but has fallen behind on all subsequent payments. The Company has negotiated for a payment to be made by May 15, 2013. The amount is recorded as a liability in the financial statements.

In October 2012 the Company received a lawsuit behalf of Solaire Power Technologies, LLC, a subsidiary of our wholly owned subsidiary Arctic Solar Engineering LLC. Robert T Short (“RTS”) , the Plaintiff, is claiming personal injuries and damages relating to alleged fall from the City of Dardene Prairie building, in the City of Dardene Prairie MO, Solaire is one of several parties named in the proceeding. Solaire denies all liability, and is prepared to vigorously defend its position. There is no further activity related to this matter that we are aware of as as of April 2013.

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

2013	High	Low
First Quarter	$.0001	$.0001

Year Ended December 31, 2012	High	Low

First Quarter	$0.0024	$0.0005
Second Quarter	0.0015	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Year Ended December 31, 2011	High	Low

First Quarter	$.0119	.0011
Second Quarter	.0011	.0001
Third Quarter (JULY 1 THRU JULY 6)	.0001	.0001
*Third Quarter (JULY 7 THRU SEPT. 30)	.1350	.0075
*Fourth Quarter	.0101	.0009
*Reflects Prices for the Period - After a One for Five Hundred (1:500) Reverse Stock Split Effective July 7, 2011.

Year Ended December 31, 2010	High	Low

First Quarter	$0.0600	$0.0070
Second Quarter	0.0209	0.0042
Third Quarter	0.005	0.0007
Fourth Quarter (OCT. 1 THRU NOV. 8)	0.0006	0.00027
*Fourth Quarter (NOV. 9 THRU DEC. 31)	.025	.0042
*Reflects Prices for the Period - After a One for Fifty (1:50) Reverse Stock Split Effective November 9, 2010.

As of March 31, 2012, the Company had issued and outstanding 19,042,939,184 shares of its common stock held by approximately 3,738 holders of record, no shares of Series A or B preferred stock outstanding, 1,087,143 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)			Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
2004 Stock Incentive Plan	1	$	n/a		-0-
2004 Stock Incentive Plan 2	0	$	n/a		-0-
2005 Stock Incentive Plan (1)	1		$80	*	-0-
2009 Stock Incentive Plan	400		$1.50		-0-
2011 Stock Incentive Plan	7,500,000		0.012		5,324,999
Total for Plans Filed On Form S-8	7,500,401	$			5,324,999

Equity compensation plans approved by security holders
Tirion Group, Inc. -Warrant (2)(5)	0	$	n/a		-0-
DLM Asset Management,-Warrant (2)(7)	0	$	n/a		-0-
Tirion Group, Inc.-Warrant (2)(7)	0	$	n/a		-0-
John R Taylor-Option (4)	0	$	n/a		-0-
William E. Merritt-Option (4)	0	$	n/a		-0-
George B. Faulder-Option (4)	0	$	n/a		-0-
Dr. Mousa Hawamdah-Option (4)	0	$	n/a		-0-
James Barker-Option (4)	0	$	n/a		-0-
Charles Alliban-Option (4)	0	$	n/a		-0-
Dennis R. Alexander-Option (4)	0	$	n/a		-0-
Gregg Fryett-Option (4)	0	$	n/a		-0-
Peter Fryett-Option (4)	0	$	n/a		-0-
Joseph M. Vasquez (10)	0	$	n/a		-0-
Barclay Lyons LLC -Warrant (11)	0	$	n/a		-0-
Barclay Lyons LLC -Warrant (12)	0	$	n/a		-0-
The Ep Group. -Warrant (11)	0	$	n/a		-0-
The Ep Group. -Warrant (12)	0	$	n/a		-0-
War Chest Capital Multi Strategy Fund, LLC -Warrant (11)	0	$	n/a		-0-
War Chest Capital Multi Strategy Fund, LLC -Warrant (12)	0	$	n/a		-0-
Vincent & Rees, L.P. (13)	0	$	n/a		-0-
Chienn Consulting Company, LLC (13)	0	$	n/a		-0-

(ii) Equity compensation plans not approved by security holders
M. Herzog-Option (3)	0	$	n/a		-0-
(Mel Herzog and Charlotte Herzog TTEE UA DTD Jan 31, 1994 Herzog Revocable Living Trust JT Grantors)
D. Alexander-Option (3)	0	$	n/a		-0-
M. Alexander-Option (3)	0	$	n/a		-0-
D. Kronenberg-Option (3)	0	$	n/a		-0-
(David J. Kronenberg Assigned to D.J. and S.M. Kronenberg Family LLLP)	0	$
L. Trapp-Option (3)	0	$	n/a		-0-
T. Richards-Option (3)	0	$	n/a		-0-
Bradley Ray-Option (3)	0	$	n/a		-0-
Steven Antebi-Warrant (2)	0	$	n/a		-0-
Sapphire Consultants-Warrant (2)(6)	0	$	n/a		-0-
Confin International Inv.-Warrant (2)(6)	0	$	n/a		-0-
John Brigandi-Warrant (2)	0	$	n/a		-0-
Steven Antebi-Warrant (8)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Joseph M. Vasquez (9)	0	$	n/a		-0-
Total (1)	0	$	n/a	**	-0-

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

(11) Represents shares of our Common Stock issuable upon the exercise of outstanding three-year warrants. The Warrants issued by the Company were a part of additional consideration for the issuance of three short term 6 month $50,000 secured convertible promissory notes to institutional investors on December 22, 2009. The exercise price for shares of common stock underlying the Warrants is set at $1.00 per share. The Warrants immediately vest on the issue date expiring three (3) years thereafter. Summary information the promissory note issuances are incorporated in a Current Report listed under item 8.01 Other Information on Form 8-K, filed on December 29, 2009. These options expired on December 22, 2012.

(12) Represents shares of our Common Stock issuable upon the exercise of outstanding three-year warrants. The Warrants issued by the Company were a part of additional consideration for the issuance of three short term 6 month $50,000 secured convertible promissory notes to institutional investors on December 22, 2009. The exercise price for shares of common stock underlying the Warrants is set at $1.25 per share. The Warrants immediately vest on the issue date expiring three (3) years thereafter. Summary information the promissory note issuances are incorporated in a Current Report listed under item 8.01 Other Information on Form 8-K, filed on December 29, 2009. These options expired on December 22, 2012.

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

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

(*)(**) On November 7, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	2,000,000,000	Consultant/Advisory	$200,000

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

Name and Address (iii)	Date	Series C Preferred Stock Share Amt	Type of Consideration	Fair Market Value of Consideration

Global Media Network USA, Inc. 1/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	*200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

David H. Ray 2/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Brandon D. Ray 3/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Strategic Partners Consulting, LLC. 4/c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	8/20/2012	**200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

David A. Taylor 5/8411 Sterling Street, Irving, Texas 75063	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

BVR, Inc. 6/c/o 3472 Pointview Circle, Gainsville, GA30506	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Michael Trapp 7/c/o 6564 Smoke Tree Lane, Scottsdale, Arizona 85253	8/20/2012	200,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

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

In an effort to establish an alternative energy division, in February 2011, the Company entered into an Agreement to acquire all 100% of Arctic Solar Engineering LLC, a Missouri limited liability company located at PO Box 4391, Chesterfield, MO 63006 (the “Company”), and the owners of Membership Interests of the Arctic Solar Engineering LLC and its member interests as an integrator of Solar Thermal Energy technology. Solar Thermal Energy (“STE”) is believed to be the most efficient and economical method of capturing and using renewable thermal energy created by the sun every day of the year. The solar collectors that are used capture all visible and non-visible wave lengths of sun light and covert the light into energy at 90% efficiency. Energy created by ASE’s STE Systems store that energy in water (or other similarly inexpensive storage mediums) and then use that energy in its direct form to heat water, heat space and cool spaces. According to the US Department of Energy, this accounts for 70% of all energy used in commercial and residential structures in the United States. Through 2012 a deal Arctic Solar Engineering LLC had pursued with W2 Energy, Inc. failed to consummate in a 50-50 joint venture, and since has been inactive throughout the year. We are evaluating remaining potentials or any future for this division with a view to complete the review by end of second quarter 2013.

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

On July 31, 2012, the Company entered into and completed the closing of a Stock Purchase Agreement involving the sale of oil and gas interests to Mondial Ventures, Inc., assignee of CUBO Energy PLC. The interests sold were in our J.B. Tubb Leasehold Estate along and included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate.  For further information please see our Current Report on Form 8-K filed on August 3, 2012 and elsewhere in this report in the section on the Business.

On October 30, 2012, the Company through our wholly owned subsidiary Energy Producers, Inc. (“EGPI”) and Mondial Ventures, Inc. as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement involving the development and acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shackelford Counties, West Central Texas. For further information see the section on the “Business” listed in this Report.

The Company is again pursuing to a lesser extent oil and gas programs on an international basis.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by i) to a lesser extent rebuilding for the time being, the development of its line of business operations similar to it former activities related to ITS/DOT and telecommunications industries, and (ii) building new infrastructure for its oil and gas operations in 2013. The Company throughout its first quarter of operations for 2011 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. The Company disposed of these two segments of operations in 2003. The Company acquired a marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain in December 2003 later disposing of its operations in late 2005. The Company focused on oil and gas activities for development of interests held that were acquired in Wyoming (the Ten Mile Draw (TMD) prospect) and two programs in Texas, (the Fant Ranch unit, and J.B. Tubb Leasehold Estate) for the production of oil and natural gas through October 30 and December 2, 2008 the dates of disposal respectively. In 2009 we disposed of our wholly owned subsidiary Firecreek Petroleum, Inc. (see further information in this report and in our current Report on Form 8-K filed May 20, 2009, incorporated herein by reference). We account for or have accounted for these segments as discontinued operations in the consolidated statements of operations for the related fiscal year. The Company is continuing to evaluate and clean up non productive segments and infrastructure as delineated below. Through 2011 and 2012 have refocused on building its oil and gas operations domestically, and in 2013 plans will include to a lesser extent pursuing potential internationally based oil and gas programs.

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

Completion and Entry into a Definitive Agreement with Mondial Ventures, Inc. for Sale of Oil and Gas Interests and Rights in J.B. Tubb Leasehold Estate, Ward and Jones County Texas

On July 31, 2012, the Company through our wholly owned subsidiary Energy Producers, Inc. (“EGPI”) and Mondial Ventures, Inc. as the assignee of CUBO Energy PLC entered into and completed the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”). The interests sold were oil and gas interests in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The Agreement included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate. The Company presently owns 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas). For further information see the section on the “Business” and “Description of Properties” listed in this Report.

Completion and Entry into a Definative Short Form Agreement with Mondal Ventures, Inc. for Evaluation and Potential Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

On October 30, 2012, the Company through our wholly owned subsidiary Energy Producers, Inc. (“EGPI”) and Mondial Ventures, Inc. as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement involving the development and acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shackelford Counties, West Central Texas. For further information see the section on the “Business” listed in this Report.

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

RESULTS OF OPERATIONS - December 31, 2012 Compared to December 31, 2011

Total revenues from oil and gas production were $161,016 in fiscal year 2012, of which $36,858 was attributed to discontinued operations.  Total revenues from continuing operations were $124,157 in fiscal year 2012. The revenue in fiscal year 2011 pertained to oil and gas production activities of $246,350 and sales and installation of solar electricity generating equipment of $47,367.  The revenue decrease pertaining to oil and gas production pertains to the sale of a half interest in the Tubb property.

General administrative expenses used in calculating income from continuing operations were $2,555,097 in 2012 compared to $2,136,451 in 2011. The Company has treated the General and Administrative expenses of  the sold Tubb lease interest as a discontinued component and included these expenses in the loss from discontinued operations.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-12	31-Dec-11

Advertising & promotion	$11,929	$18,415
Administration	39,717	576,336
Consulting	434,356	276,336
Depreciation/Amortization	346,591	475,760
Rent and utilities	8,768	17,862
Investor incentives/commissions	39,450	-
Impairment of oil and gas reserves	534,580	-
Professional fees	1,179,156	803,783
Travel costs	207	5,152

Total	$2,555,097	$2,136,451

Advertising and Promotion costs of $11,929 were used for investor relations and market awareness.

Administration Costs of $39,717 were used for office and general operating expenses .

Consulting Fees of $434,356 were incurred for consulting and advisory fees for business management activities.

Professional Fees of $1,179,156,were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports.

Travel costs used $207 for business trips.

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $5,430,135 in 2012 as compared to a loss from continuing operations of $4,374,398 in fiscal 2011.

Interest expense for fiscal year 2012 was $1,339,698 compared to$1,302,257 in fiscal year 2011.  Losses from the discontinued oil leases were included in the loss from discontinued operations of $655,077 in fiscal year 2012. The financial results of SATCO are included in the loss from discontinued operations of $602,885 in fiscal year 2011.

The Company incurred a net loss of $6,085,212 in fiscal year 2012 compared to net loss of $4,977,283, in fiscal year 2011.

Fully diluted income (loss) per share was ($0.00) loss per share in fiscal year 2012 compared to loss of ($0.29) per share in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2012 was $401 compared to $2,696  at the beginning of the year. The Company had working capital deficit of $6,827,673 at December 31, 2012 compared to a working capital deficit of $5,604,396 at December 31, 2011.

Cash used by operating activities was $373,468 for the year ended December 31, 2012, compared with $627,760 used for the year ended December 31, 2011.

The Company received new loans in fiscal year 2012 of $1,064,664 compared to $844,021 in fiscal year 2011 by issuing promissory notes.

Total assets decreased to $1,333,508 at December 31, 2012 compared to $2,704,748 at the beginning of the year mainly as a result of the disposal of  half of  the Tubb oil and gas leases.

Shareholders’ equity decreased to a deficit of $7,362,078 at December 31, 2012 from $4,678,508 at December 31, 2011.

Finally, we recorded a net loss during 2012 of $6,085,212 compared with a net loss during 2011 of $4,977,283.

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

For financing activities in 2012, management obtained $1,064,664 by issuing Promissory Notes. Proceeds were used for acquisitions and working capital.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, and its rebuilding proposed for Telecom, ITS / DOT business operations and activities, acquisition and developments, will initially require a minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2013.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EGPI FIRECREEK, INC.

CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statement of Changes in Shareholders’ Deficit	F-8

Notes to the Consolidated Financial Statements	F-9 - F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EGPI Firecreek, Inc.

We have audited the accompanying consolidated balance sheets of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EGPI Firecreek, Inc. (the “Company”) as of December 31, 2012 and 2011, and the results of its operations, cash flows, and changes in shareholders’ deficit for the years then ended described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
May 9, 2013

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and December 31, 2011

	12/31/12	12/31/11
ASSETS

Current assets:
Cash	$401	$2,481
Current assets related to discontinued operations
Other receivable	-	215
Total current assets related to discontinued operations	-	215

Total current assets	$401	$2,696

Other assets:
Fixed assets - net	440,096	565,509
Oil and natural gas properties - proved reserves	892,839	1,849,843
Other assets related to discontinues operations
Fixed assets-net	172	12,449
Oil and natural gas properties-proved reserves - net	-	274,251
Total other assets related to discontinued operations	172	286,700
Total other assets	1,333,107	2,702,052
Total assets	$1,333,508	$2,704,748

See the notes to the consolidated financial statements

EGPI Firecreek, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and December 31, 2011

	12/31/12	12/31/11

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,512,057	$1,001,584
Notes payable	2,827,017	2,767,589
Convertible notes, net of discount	817,235	480,221
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	810,248	477,876
Derivative Liabilities	637,685	639,859
Asset retirement obligation	11,789	10,930
Current liabilities related to discontinued operations
Accounts payable and accrued expenses	58,380	64,840
Notes payable	96,390	96,390
Asset retirement obligation	-	10,931
Total current liabilities related to discontinued operations	166,559	172,161
Total current liabilities	6,827,673	5,607,092

Commitments and contingencies:

Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares, 2,484 and 2,490 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	1,867,913	1,872,554

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	$-	$-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $0.001, each share has 21, 200 votes per share, are not convertible, have no stated dividend; 87,142 and 14,286 shares outstanding at December 31, 2012 and 2011, respectively	1,087	87
Common stock, $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding, 19,042,936,579 at December 31, 2012 and 99,648,493 at December 31, 2011	19,042,937	99,648
Additional paid in capital	13,908,687	29,668,977
Other comprehensive income	200,640	219,499
Common stock subscribed	1,697,866	1,466,364
Contingent holdback	2,000	2,000
Accumulated deficit	(42,215,295)	(36,130,083)
Total shareholders' deficit	(7,362,078)	(4,678,508)

Total Liabilities & Shareholders' Deficit	$1,333,508	2,704,748

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and December 31, 2011

	For the twelve months ended	For the twelve months ended
	12/31/12	12/31/11

Revenues

Gross revenue from sales	$-	$47,367
Gross revenues from oil and gas sales	124,157	246,350
Total revenue	124,157	293,712
Cost of sales		(100,790)
Well operation costs	(146,046)	(264,556)
Gross margin	(21,889)	(71,634)

General and administrative expenses:
General administration	(2,555,097)	(2,136,451)
Total general & administrative expenses	(2,555,097)	(2,136,451)

Net loss from operations	$(2,576,986)	$(2,208,085)

Other revenues and expenses:
Interest expense	(1,339,698)	(1,302,257)
Gain (loss) on conversion of debt	(1,260,101)	(1,336,228)
Gain (loss) on legal settlement	(177,000)	-
Other income (expense)	39,514	1,339
Gain (Loss) on derivatives	(115,864)	470,833
Net loss before provision for income taxes	$(5,430,135)	$(4,374,398)

Provision for income taxes	-	-

Loss from continuing operations	(5,430,135)	(4,374,398)

Loss from discontinued operations	(655,077)	(602,855)

Net loss	$(6,085,212)	$(4,977,283)
Foreign currency translation	(13,859)	(4,710)

Net comprehensive loss	(6,099,081)	(4,981,993)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.26)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.03)
Basic and diluted net loss per share	$(0.00)	$(0.29)

Weighted average of common shares outstanding:
Basic and fully diluted	7,135,953,987	17,258,287

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and December 31, 2011

	For the twelve months ended	For the twelve months ended
	12/31/12	12/31/11
Operating Activities:

Net income (loss)	$(6,085,212)	$(4,977,283)
Adjustments to reconcile net loss items not requiring the use of cash:
Impairment of goodwill	-	22,119
Impairment of intangibles	-	309,816
Impairment of oil and gas reserves	534,580	163,500
Accretion of asset retirement obligation	2,431	4,617
Common shares issued and subscribed for services	913,012	35,303
Preferred shares issued for services	68,000	75,000
Gain on conversion of preferred stock	-	(14,242)
Loss (Gain) on change in derivative	115,325	(470,833)
Loss on settlement and conversion of debt	1,260,101	1,382,440
Promissory notes issued for services	180,000	330,000
Adjustment of ARO	(3,860)	-
(Gain) loss on disposal of oil and gas properties	595,684	-
Depreciation	97,894	98,615
Depletion	248,697	112,293
Amortization of intangibles	-	88,569
Amortization of debt discount	618,616	769,772
Bad debt expense	-	218,473
Imputed interest	89,578	49,149
Loss on disposition of SATCO	-	586,924
Gain on issuance of common shares to shareholders of Terra Telecom, Inc.	-	(31,970)
Changes in other operating assets and liabilities:
Accounts receivable	-	139,248
Inventory	-	30,627
Accounts payable and accrued expenses	964,961	493,637
Accounts payable and accrued expenses - related party	26,725	(49,370)
Prepaid expenses	-	5,836

Net cash used by operations	(373,468)	(627,760)

Investing Activities:

Acquisition of fixed assets	-	-
Cash paid for development of oil & gas properties	(565,420)	(165,162)
Cash acquired in Arctic Solar Engineering acquisitions	-	538

Net cash used by investing activities	(565,420)	(164,624)

Financing Activities:
Principal payments on debt	(90,587)	(39,834)
Principal payments on debt - related parties	(23,626)	(13,669)
Borrowings on debt	564,358	516,082
Borrowings on debt-related parties	500,306	327,939

Net cash provided by financing activities	950,451	790,518

Foreign currency translation	(13,859)	(4,710)

Net increase (decrease) in cash during the period	$(2,296)	$(6,576)

Cash balance at January 1st	2,696	9,272

Cash balance at December 31st	$400	$2,696

EGPI Firecreek, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and December 31, 2011
Continued

	For the	For the
	twelve months ended	twelve months ended
	12/31/12	12/31/11
Supplemental disclosures of cash flow information:
Interest paid during the year	$41,941	$38,733
Income taxes paid during the year	$-	$-

Non-cash activities:

Common stock issued for:
Debt conversion and settlement	1,838,047	1,640,063
Preferred stock conversion	16,250	704
Arctic Solar acquisition	-	49,800
Common shares issued to Terra shareholder	-	18,000
Discount on notes payable	388,052	610,451
Adjustment to asset retirement obligations	-	11,876
Adjustment due to settlement of derivative liability	501,090	603,401
Accounts payable converted to promissory notes	60,130	215,525
Disposal of oil and gas lease interest	450,000	-
Preferred shares subscribed to acquire oil and gas lease	-	2,167,296

See the notes to the consolidated financial statements.

EGPI Firecreek, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the period from December 31, 2010 to December 31, 2012

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total

Balance at December 31,2010	14,286	14	103,831	104	25,951,275	(31,152,800)	219,209	1,448,250	2,000	(3,531,948)
Issued common shares for services			2,181,259	2,181	38,726			(10,656)		30,251
Issued common shares for preferred			1,298,701	1,299	(595)					704
Issued common shares for settlement of debt			96,050,259	96,050	2,879,256			46,770		3,022,076
Issued preferred shares for services	72,856	73			74,927					75,000
Investment in Terra Telecom, Inc.			2,443	2	23,050			(18,000)		5,052
Arctic Solaracquisition			12,000	12	49,788					49,800
Imputed interest					49,149					49,149
Adjustment due to derivative liability					603,401					603,401
Other comprehensive loss							(4,710)			(4,710)
Net loss for the fiscal year						(4,977,283)				(4,977,283)

Balance at December 31, 2011	87,142	$87	99,648,493	$99,648	$29,668,977	$(36,130,083)	$214,499	$1,466,364	$2,000	$(4,678,508)
Issued common shares for services			6,524,735,714	6,524,736	(5,811,724)			200,000		913,012
Issued common shares for settlement and conversion of debt			12,402,302,372	12,402,303	(10,595,757)			31,502		1,838,048
Issued preferred C shares for services	1,000,000	1,000			67,000					68,000
Issued common shares for conversion of preferred stock			16,250,000	16,250	(10,477)					5,773
Adjustment due to derivative liability					501,090					501,090
Imputed interest					89,578					89,578
Other comprehensive loss							(13,859)			(13,859)
Net loss for the fiscal year						(6,085,212)				(6,085,212)
Balance at December 31, 2012	1,087,142	1,087	19,042,936,579	19,042,937	13,908,687	(42,215,295)	200,640	1,697,866	2,000	(7,362,078)

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

On March 2, 2011, the Company obtained a consent from the majority shareholders of the Company to amend the Articles of Incorporation to i) authorize the issuance of 2,500 shares of a new D Series Preferred Stock to acquire an interest in an oil and gas lease from Dutchess Private Equities Fund, Ltd., and ii) for the Board of Directors to be able to authorize any and all capitalization of the Company going forward without the need for shareholder approval, and further authorized for the Board of Directors to set all rights, preferences, and designations, for and in behalf of any class of the Company’s common or preferred stock, and as may be required or as necessary in the best interest of the Company.

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

Cash Equivalents-The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2012 and 2011.

Accounts Receivable-The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $118,473 at December 31, 2011 . There were no outstanding receivables at December 31, 2012.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2012 after conducting an impairment analysis, the Company recorded impairment of $204,476 as the PV 10 value of our reserves exceeded our cost.  The company also impaired development costs incurred during the year of $322,689 that did not result in bringing additional reserves into production.

Asset Retirement Obligations (“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2012 and 2011, the ARO of $11,789 and $21,861 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1		Level 2		Level 3	(Losses)
Intangibles (non-recurring)		$-		$-	$-	$-
Goodwill (non-recurring)		$-		$-	$-	$-
Derivatives ( recurring)	$		$		$637,685	$(115,325)

The Company had goodwill and intangible assets as a result of the 2009 business combinations discussed throughout this form 10-K. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company has derivative liabilities as a result of 2011 convertible promissory notes that include embedded derivatives. These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

Goodwill and Other Intangible Assets - The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill and intangible assets completed during the year ended December 31, 2011 pertaining to Arctic Solar Engineering, LLC resulted in an impairment of goodwill of $22,119 and an impairment of intangibles of $309,816.  As of December 31, 2012, there was no goodwill or intangible asset balances to assess or impairment.

As of December 31, 2011 the Company’s, amortizable intangible assets consist of trade names, customer contracts, patents and Non-compete clause. These intangibles were being amortized on a straight-line basis over their estimated useful lives of 3-5 years. For the years ending December 31, 2011and 2012 the Company recorded amortization of our intangibles of $88,569 and $0, respectively. Note 15 includes the balances of all intangibles as of December 31, 2011 and 2012. The useful lives pertaining to the intangible assets amortized are as follows:

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.

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

3.     Common Stock Transactions and Reverse Stock Split

During the year ended December 31, 2012, the Company issued  6,524,735  shares of common stock for services that were expensed and valued at $913,012 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2012, the holder converted 6 shares of Preferred D stock by issuing  16,250,000  shares of common stock.  The conversion was executed outside of the terms of the convertible preferred stock and a loss of $1,131 resulted.

During the year ended December 31, 2012, the Company granted  12,402,302,372  shares in common stock to extinguish debt of $652,089  resulting in a loss on extinguishment of debt of $1,185,683 based upon the closing price of the Company’s common stock at the grant date less the carrying value of the debt that was exchanged. Only a portion of the total shares were issued during the year. The remaining shares that remain unissued are recorded in common stock subscribed as of December 31, 2012.

During the year ended December 31, 2012, the Company recorded an additional amount of $501,090 to additional paid in capital related to the fair market value of the conversion of debts that were included in the derivative liability on the conversion date. The Company also recorded $89,578 in imputed interest as an increase to additional paid in capital related to loans that did not carry a market rate of interest or were non-interest bearing.

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

During the year ended December 31, 2012, the Company converted 6 shares of its series D preferred stock by issuing 16,250,000 common shares. The conversion was executed outside of the terms of the convertible preferred stock and a  loss of $1,131  resulted.

5.      Fixed Assets

The following is a detailed list of fixed assets:

	12/31/2012	12/31/2011
Property and equipment	540,307	$540,307
Well equipment	118,362	174,825
Accumulated depreciation	(218,401)	(137,174)

Fixed assets - net	$440,069	577,958

During the year ended December 31, 2012, the Company  disposed of  $56,662  in  well equipment  as part of the sale of partial interests in oil and gas leases.

During the year ended December 31, 2011, the Company acquired $113,325 in well equipment as part of the acquisition of the Tubb oil and gas interest. See notes 6 and 9 for additional details of this acquisition.

Depreciation expense was $97,894 and $ 98,615 for the year ended December 31, 2012 and 2011, respectively.

6.	Oil and Gas

Oil and gas related activity for the years ended December 31, 2012 and 2011 is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Development costs paid in cash	$565,420	$165,162
Purchases of oil and gas properties through the issuance of preferred stock	-	2,053,981
Capitalized asset retirement obligations	-	11,876
Total purchase and development costs, oil and gas properties	$565,420	$2,231,019

Oil and Gas Properties:	December 31, 2012	December 31, 2011

Oil and gas properties - proved reserves	$944,181	$2,053,981
Development costs	203,646	165,162
Accumulated depletion	(254,988)	(109,520)

Oil and gas properties - net	$892,839	$2,109,623

On March 1, 2011, the Company acquired a 75% working interest and 56.25% net revenue interest in oil and gas reserves of $2,053,981 by issuing 2,500 shares of its series D preferred stock. This interest is in the J.B. Tubb Leasehold Estate/Amoco Crawar field located in the Permian Basin in Ward County, Texas (“Tubb property”). See note 9 for additional details of this acquisition.  During the year ended December 31, 2012, the Company impaired  the Tubb oil and gas reserves in the amount of $211,891 and impaired the capitalized development costs incurred by $322,689.  During the year ended December 31, 2011, the Company impaired the oil and gas reserves in the amount of $163,500 pertaining to its Whitt property that was originally acquired in 2009.

Depletion expense was $248,697 and $112,293 for the years ended December 31, 2012 and 2011, respectively.

The company paid $565,420 and $165,162 in development costs during the year ended December 31, 2012 and 2011 to bring additional reserves into production.  An impairment of $322,689 pertaining to these development costs were impaired due to the fact that the development costs for that project did not bring new reserves into production.

On July 31, 2012, the Company  completed a Purchase Agreement whereby EGPI Firecreek, Inc., through its wholly owned subsidiary, Energy Producers, Inc, would sell one half (50%) of it’s holdings in the Tubb oil and gas leases.  The loss on disposal is $595,684 and is recognized  in the financial statements on the sale date.  The sale was completed with Mondial Ventures, Inc. a related party.  The company received 14,000,000 shares of Mondial common stock and Mondial assumed $450,000 of debt.  The cost of the assets sold totaled $1,051,950 and included oil and gas reserves and related well equipment.

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

	Amount	Weighted Average Exercise Price	Weighted Average Years to Maturity

Outstanding at December 31, 2010	1,299	$11.20	1.87

Issued	8,617
Exercised	0
Expired	(9,676)

Outstanding at December 31, 2011	240	$25.125	0.98

Issued	0
Exercised	0
Expired /cancelled	(240)

Outstanding at December 31, 2012	0	$0	0

During the year ended December 31, 2011, an additional 8,617 warrants were issued to  consultants.  During this period, the warrants granted to the consultants were cancelled by the consultants. The warrants expire two and one half (2.5) years from the date of vesting. The total number of warrants cancelled totaled 9,676. During the year, the value of these warrants approximated $3,000. The remaining value of the 240 warrants are included in the derivative liability at December 31, 2011.

During the year ended December 31, 2012, all outstanding warrants were cancelled  by consultants or expired.  There were no warrants outstanding at December 31, 2012.

8.	Acquisition of Artic Solar Engineering LLC and Chanwest Resources, Inc. (CWR)

For the year ended December 31, 2011

i)
On February 4, 2011, the Company entered into a stock exchange and purchase agreement between Arctic Solar Engineering, LLC, FATM Partnership, and Fredrick Sussman Living Trust, (the “Sellers”) and EGPI Firecreek, Inc. (the “Purchaser”). The Sellers exchanged 100 % of their ownership interests in the three (3) selling entities for 12,000 shares of our restricted common stock. In addition, the Purchase Agreement contains an “Earn-out Provision “ which requires cash and/or stock payments based on financial performance over a period of 36 months. In each twelve (12) month period, the Sellers are entitled to 50% of the Company’s audited net income after taxes; payable in 50% cash and 50% restricted common stock, ten (10) days after the filing of the annual audited report. This stock Earn-out consideration will be valued at 90% of the last trade price on the filing date for the calendar year of operations. There was no net income for any prior periods and no projected net income for future periods subject to the Earn-Out. This resulted in no accrual being recorded for the Earn-Out at December 31, 2011 and 2012.

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

11.   Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2011 and 2010:

	2012	2011
Deferred Tax asset	3,724,850	$2,574,794
Valuation allowance	(3,724,850)	(2,574,794)
Net deferred tax assets	0	0

The Company estimates that it has an NOL carry forward of approximately $10,642,428 that begins to expire in 2027.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2004 to December 31, 2012 may be subject to IRS audit.

12.   Related Party Transactions

Through  May 31, 2012 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. There remains an unpaid balance of $11,125 at December 31, 2012.

In addition Energy Producers Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The contract is currently in force with a balance due of $33,270 at December 31, 2012.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is an outstanding balance of $0 at December 31, 2012.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $200,050 at December 31, 2012.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $43,000 remaining at December 31, 2012.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $ 1,500 which remains unpaid at December 31, 2012.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at December 31, 2011 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $20,826. Willoil Consulting LLC. is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of December 31, 2012.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the twelve months ending December 31, 2012, the Company paid $ 4,750 to SPC, with a balance payable due in the amount of approximately $46,208.

Effective May 9, 2011 the Company entered into a Promissory Note with a company controlled by a director of the Company in the amount of $210,000, and amended December 9, 2011 to $315,625. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc. Additional funds were obtained and on July 1, 2012 the note  was amended and restated to $997,551 at 18% interest.

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

During the year ended December 31, 2012, the Company borrowed funds from Mondial Ventures, Inc. and repaid a portion of the amount due, leaving a remaining balance of $14,000 at December 31, 2012.

On July 31, 2012, the Company  completed a Purchase Agreement whereby EGPI Firecreek, Inc., through its wholly owned subsidiary, Energy Producers, Inc, would sell one half (50%) of it’s holdings in the Tubb oil and gas leases.  The loss on disposal is $595,684 and is recognized  in the financial statements on the sale date.  The sale was completed with Mondial Ventures, Inc. a related party.  The company received 14,000,000 shares of Mondial common stock and Mondial assumed $450,000 of debt.  The cost of the assets sold totaled $1,051,950 and included oil and gas reserves and related well equipment.

 13.   Notes Payable

At December 31, 2012, the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		12/31/12 ($)
7/1/2012	26	6/30/2015	12		242,731
12/18/2012	28	9/19/2013	8		25,000
3/25/2012	4	12/27/2012	18	*	201,853
11/4/2009	11	11/4/2012	9		469,206
7/1/2012	25	6/30/2015	12		58,460
1/25/2012	24	1/25/2013	12		41,004
5/30/2010	2	12/31/2011	8		55,870
3/1/2010	9	Various	0		482,500
3/15/2012	23	9/5/2012	8		26,950
7/26/2010	5	7/26/2012	10		118,974
8/10/2010	6	8/10/2012	10		42,708
8/8/2011	7	5/10/2012	8		25,000
8/31/2011	8	5/31/2012	8		25,000
7/1/2011	1	71/2013	18		109,000
2/18/2010	3	12/1/2010	4		138,750
2/15/2010	3	2/15/2010	8		201,500
3/3/2010	10	3/31/12	10		801,135
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		172,190
6/9/2011	15	5/9/2011	14		595,875
6/1/2011	16	12/1/2011	8		36,652
8/11/2011	17	4/11/2012	12		12,500
8/11/2011	18	4/11/2012	12		33,000
8/12/2011	19	2/12/2012	10		1,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		4,130
10/12011	22	3/30/2012	6		5,974
10/19/2012	27	4/19/2014	8		15,000
Unamortized Discount					(35,625)
Total					4,353,584

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

Note 2: As of December 31, 2011, $393,825 was recorded as a liability under this line of credit.  During 2012, the Company settled $172,030 in debt for common stock, yielding a balance of $55,870 at the period end.

Note 3: For the year ended December 31, 2012  the company  had a promissory note of $201,500 for which no payments were made during the period. The company also had a promissory note of $138,750 for which no payments were made during the period and included $13,300 in accrued interest added to the principal value of the note.

Note 4: During 2012 we received cash proceeds for the aggregate amount of $153,225, which is payable in principal and interest with rates 18%.  This was in addition to $44,179 balance that was oustanding at December 31, 2011 with the same note holder.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have become due and are not repaid in full, there was no Event of Default as of December 31, 2012, or thereafter. The Company evaluated the note on the date of issuance and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value. The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the debt discount was fully amortized with $106,988 being recognized during the period.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. The Company evaluated the note on the date of issuance and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. The note was in default during the year ended December 31, 2012 and the company settled with the note holder to pay $42,708.  For the year ended December 30, 2012, the Company recognized note discount amortization of $25,996. The discount is amortized using the effective interest method.

Note 7: On August 8, 2011, we issued a $15,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 8, 2012. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 8, 2011 value of the note of $15,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $15,000. The discount is amortized using the effective interest method.  The note was fully converted into common stock during the year ended December 31, 2012.

Note 8: On August 31, 2011, we issued a $25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 31, 2012. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 31, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $25,000. The discount is amortized using the effective interest method. On November 15, 2011, the Company issued an additional $25,000 convertible promissory note with the same terms and conditions, with a due date of August 17, 2012. The Company recognized note discount amortization of $25,000 in 2012. The notes are past due, but the Company has not been placed in default as of the date of this filing.

Note 9: On March 1, 2010 and monthly thereafter, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions. The total debt owing under these agreements is $482,500 to two firms for services provided. These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. During the year ended December 31, 2011, $90,000 of these notes were settled by the issuance of common stock.

Note 10: For the period ended December 31, 2012 we have additional balance on debt obligations owed totaling $801,135, related to the acquisition of a subsidiary in March 2010. A total of $55,125 of this debt was settled by the issuance of stock during the year ended December 31, 2012.

Note 11: Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO. An additional legal settlement for $176,000 was also incurred as a result of the SATCO acquisition.

Note 12: Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011. The amount remaining to be paid on this promissory note was $133,247 at December 31, 2012. Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at December 31, 2012.

Note 13: The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%. Additional interest expense was imputed on these loans due to the fact that the interest rate was below market.

Note 14: For the year ended December 31, 2012, we have received cash proceeds for these debt obligations of $52,400 and settled $4,500 with common stock.  A total of $124,290 in cash proceeds were recevied in the year ended  December 31, 2011.

Note 15: Effective May 9, 2011 the Company entered into a Promissory Note in the amount of $210,000, and amended December 9, 2011 to $315,625. Amended again  July 31, 2012 to $997,551. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. A portion of this loan was assumed by the purchaser of the interest in the Company’s oil and gas leases in the amount of $450,000.  The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc.

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31, 2011.  A total of $48,348 of this debt was settled with the Company’s common stock.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that because the shares issuable pursuant to the August 11, 2011 convertible note are indeterminate, the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $17,000. The discount is amortized using the effective interest method.  During the year ended December 31, 2012, $14,500 was converted into shares of the Company’s common stock.

Note 18: Effective  September 12, 2012, the Company entered into a Convertible Promissory Note in the amount of $33,000. The terms of the note are 6% interest, with principal and interest all due on or  before  June 12, 2013. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 70% discount to the fair market value of the stock price at the time of conversion.  The Company evaluated the note and determined that the shares issuable are indeterminate,  the conversion option associated with this note is deemed a derivative liability.  The September 14, 2012 value of the note of $33,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $8,090. The discount is amortized using the effective interest rate.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability. The balance as of December 31, 2012 is $1,000.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $25,000.  The discount is amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest.  During the year ended December 31, 2012 , the Company settled  $15,870 of the debt leaving a balance of $4,130 at December 31, 2012.

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

Note 23: Effective January 27, 2012, the Company entered into a  Promissory Note in the amount of $13,700.  The terms of the note are for interest of 12% with principal and interest due on or before July 27, 2012.  Effective March 1,2012 the Company entered into an additional Promissory Notse in the amount of $10,000and $19,000 with the same terms, due on or before September 1, 2012. During the year ended December 31, 2012, the Company settled $3,500 of the debt with common stock and repaid $12,500, leaving a balance of $26,950 at December 31, 2012.

Note 24: Effective January 25, 2012, the Company entered into a Convertible Promissory Note in the amount of $50,000.  The terms of the note are for interest of 12% with principal and interest due on or before January 25, 2013.  The note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 60%  discount to the fair market value of the stock at the time of conversion.  The Company evaluated the note and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability.  The January 25,2012 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. On March 28, 2012 an additional note for $20,000 was issued bearing the same terms.  For the year ended December 31, 2012, the Company recognized note discount of $18,465.  The discount is amortized using the effective interest method.

Note 25:  Effective July 1, 2012, the Company’s subsidiary, Energy Producers ,Inc. entered into a Promissory Note in the amount of $60,130.  The principal is due on or before June 30, 2015 with default interest at 12%.  In the year ended December 31,2012, the Company has paid $1,670 leaving a balance of  $58,460.

Note 26:  Effective July 1, 2012, the Company’s subsidiary Energy Producers, Inc. entered into  a   Promissory  Note in the amount of $242.731.  The principal is due on or before June 30, 2015, with default interest at 12%.

Note 27: Effective October 19, 2012, the Company entered into a Promissory Note in the amount of $15,000.  The terms of the note  are 8% interest , with principal and interest due on or before April,19, 2014.

Note 28:  Effective December 18, 2012, the Company entered into a Promissory Note in the amount of $25,000.   The terms of the note are 8% interest, with principal and interest due on or before September 19,2013.  The promissory note is convertible into common stock of the Company using a conversion rate that is 45% of the average of the lowest three trading prices over the last 20 trading days.  The total debt discount pertaining to this promissory note is $12,054.  The Company recognized $1,339 in amortization of this discount for the year ended December 31, 2012.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

14.    Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease. This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872. The discount rate is 10%. As of December 31, 2012, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of December 31, 2012, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $637,685. During the year ended December 31, 2012, the Company recognized a loss on change in fair value of derivative liability totaling $115,325.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at December 31, 2012 were as follows:

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

The components of the derivative liability on the Company’s balance sheet at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Embedded conversion features - convertible promissory notes	$632,456	$629,953
Common stock warrants	-	-
Anti-dilution provisions of series D preferred stock	5,229	12,906
	$637,685	$639,859

The Company had the following changes in the derivative liability:

Balance at December 31, 2011	$639,859
Issuance of securities with embedded derivatives	636,676
Debt and preferred stock conversions	(501,090)
Derivative (gain) or loss	115,864
Balance at December 31, 2012	$637,685

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Asset retirement obligation at the beginning of period	$21,831	$5,368
Liabilities incurred	-	-
Revisions to previous estimates	(3,860)	11,876
Dispositions	(8,644)	-
Accretion expense	2,432	4,617
Asset retirement obligation at the end of period	$11,789	$21,861

17.   Discontinued Operations

On July 31, 2012, the Company  completed a Purchase Agreement whereby EGPI Firecreek, Inc., through its wholly owned subsidiary, Energy Producers, Inc, would sell one half (50%) of it’s holdings in the Tubb oil and gas leases .  The loss on disposal is $595,684 and is recognized  in the financial statements on the sale date.

During the year ended December 31, 2012, the Company entered into a preliminary Agreement to sell 51% of it’s stock in Arctic Solar Engineering, LLC.  Negotiations continue on the Agreement.  Income on the discontinued portion is $32,567 and is recognized in  the financial statements on the Agreement date.  This income is primarily due to an insurance reimbursement that is recorded in other income.

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

The results of discontinued operations is a net loss of $655,077 and $602,885 for the years ended December 31, 2012 and 2011 .

All assets and liabilities of SATCO are segregated in the balance sheet and appropriately labeled as held for sale in 2011.  All assets and liabilities of Arctic Solar are segregated in the balance sheet and appropriately labeled as held for sale in 2012.

18.   Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion.  On April 1, 2012 the contracts were renewed with aggregate fees of $10,000 per month which have been accrued throught the period ending December 31, 2012. Other terms remain the same.

19.   Concentrations and Risk

Customers

During the year ended December 31, 2012, revenue generated under the top three customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

20.   Contingencies

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

In October 2010 we received notice of a lawsuit filed against the Company by St. George Investments, LLC relating to certain Agreements entered on January 15th, 2010 by EGPI Firecreek Inc. and St. George Investments LLC which include: i) Note Purchase Agreement, ii) Convertible Promissory Note, iii) Judgment by Confession and iv) Registration Rights Agreement. St. George Investments LLC believes that EGPI Firecreek is in breach of terms agreed upon pursuant to the aforementioned agreements and sought damages totaling $262,585 (includes principal, interest and all penalties/fees pursuant to plaintiff's initial disclosures dated 3/28/11). In July 2011, the Company and St. George Investments LLC entered into a settlement agreement where the Company agreed to pay $202,000 on various payment terms beginning with $10,000 on signing of agreement, followed by five payments beginning August through December 2011, and thereafter payments for 18 months in the amount of $6,158. St. George now claims EGPI defaulted on the payment schedule and entered a Confession of Judgment. On September 23, 2011, EGPI Firecreek, Inc. received notice that St. George Investments LLC had filed a second lawsuit arising out of the same claims. The Company is moving to set aside the Confession of Judgment on this basis and is answering and vigorously defending the second lawsuit. As of January 31, 2012, the Company entered into a Settlement Agreement with St. George Investments, LLC whereas among other terms due the Company agreed to two principal options for settlement with summary terms as follows: 1. A settlement payment in the total aggregate amount of $200,000 with $20,000 due January 21, 2012, and $10,000 per month thereafter on the 21st of each month thereafter going forward until paid or 2. A payment balloon of $100,000 paid by April 21, 2012 less $30,000 in payments as credited or $70,000 total upon which the Company or its parties shall have no further obligation to make settlement payments or pay any other amounts to St. George Investments, LLC thereafter. The Company having negotiated settlement payment is current in its payment through October 21, 2012 in accordance with recent modifications to forbearance agreements (for the August payment) having negotiated a stock payment for June and July 2012 and recently for August 2012. The Company did not timely make its August 2012 payment but has been in communication with St. George Investments, LLC as to its current position with both parties now agreed to a current status based on resumption of payments due for August 2012 by resuming payments on May 31, 2013. The entire amount owed is accrued in notes payable in the financial statements.

In November 2010, EGPI Firecreek Inc and South Atlantic Traffic Corp., a former wholly owned subsidiary of the Company, received a lawsuit from two of the former owners of SATCO, Mr. Jesse Joyner and Mr. James Stewart Hall. Mr. Joyner and Mr. Hall have subsequently resigned from their positions with the company. On December 17, 2010, EGPI Firecreek Inc. filed its answer to the claim and filed a counterclaim against Mr. Joyner and Mr. Hall. As of August 2011 and through April 2012, the Company is in settlement negotiations and believes the matter will be resolved for less than the amount currently accrued and included in notes payable and accrued interest, which are the subject of the lawsuit. SATCO was sold to Distressed Asset Acquisitions, Inc. in March 2012. As of July 2012 the case has been settled for $177,000 on scheduled payments over three years. The Company has made seven payments of just under $5,000 each, is current through January 2013 and due for February and March 2013, and has negotiated to bring current on two payments due May 8, 2013.

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary from Source Capital Group Inc (“Source”) seeking a judgment for amounts allegedly owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dismissed its assumption argument. On October 14th, 2011, EGPI Firecreek Inc. received notice from Source Capital’s legal representation that they were seeking to withdrawal as counsel for plaintiffs in this matter. The Company believes that this development with further strengthen our position in defense of this matter and will ultimately result in the granting of our pending motions to dismiss. As of April 2013 there has been no communications received further in this matter.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of April 2013, the Company has not received further communications with respect to Nu-Horizons.

In May 2011 the Company received a lawsuit by Edelweiss Enterprises Inc. dba The Small Business Money Store (“SMBS”) seeking a judgment to collect amounts allegedly owed it relating to an account receivable factoring agreement, to the former subsidiary SATCO, in the total aggregate amount of $48,032. The Company believes that it is not liable, and will vigorously defend its position. In July 2012 the Company attended an arbitration hearing and in August was awarded a dismissal of the case by the Arbitrator. The Plaintiff then appealed and since the appeal the matter has been settled and dismissed for a payment of $5,000 cash and 275,000 shares of the Company’s restricted common stock, which both have been tendered as of the date of this filing.

In August 2011, the Company received a lawsuit notice on behalf of our wholly owned subsidiary Energy Ventures One Inc whereas Contegra Construction Company LLC (“CCC”) is seeking a judgment to collect amounts owed it relating to a promissory note in the amount of $157,767, which includes interest and late fees. The amount is recorded as a liability in the financial statements.

In August 2011, the Company received a lawsuit notice on behalf of itself and our wholly owned subsidiary Energy Ventures One Inc. and Arctic Solar, LLC by Masters Equipment Services, Inc. (“Masters”)  seeking a judgment to collect amounts allegedly owed it relating to a promissory note in the amount of $110,153, including  interest and late fees. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  In July 2012, the Company negotiated a settlement of this case for $22,000 at the rate of $2,000 per month beginning October 2012. The promissory note is recorded as a liability in the financial statements. The Company has made its first payment of $2,000 and is current at September 30, 2012 but has fallen behind in payments since, and will attempt to resume as soon as practicable.

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

In May 2012 a lawsuit was filed in the Clark County, Nevada District Court by Lakeview Consulting, LLC (“Lakeview”), against the Company and other various Does 1-V and Roes corporations V1-X. Lakeview alleges the Company failed or refused to convert shares on a Convertible Note in the amount of $35,000 and therefore the sum plus interest, damages, etc. The Company is one of several parties named in the proceeding and is prepared to vigorously defend its position.  The Company entered negotiations for settlement and has recently made its first payment, and current for the period ended September 30, 2012, but has fallen behind on all subsequent payments. The Company has negotiated for a payment to be made by May 15, 2013. The amount is recorded as a liability in the financial statements.

In October 2012 the Company received a lawsuit behalf of Solaire Power Technologies, LLC, a subsidiary of our wholly owned subsidiary Arctic Solar Engineering LLC. Robert T Short (“RTS”) , the Plaintiff, is claiming personal injuries and damages relating to alleged fall from the City of Dardene Prairie building, in the City of Dardene Prairie MO, Solaire is one of several parties named in the proceeding. Solaire denies all liability, and is prepared to vigorously defend its position. There is no further activity related to this matter that we are aware of as as of April 2013.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

21.	Subsequent Events

On April 26, 2013 the Company, Mondial Ventures, Inc. (“Mondial”) and Success Oil Co., Inc. (“Success”) together (the “Parties”) extended a January 28, 2013 Agreement to further extend option (the “AEO”) relating to a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) (“Participation Agreement”) dated July 31, 2012 between the Company, Mondial, and Success effectively increasing the expiration date to at least July 26, 2013 unless modified in writing signed by the parties or there is a default not cured or waived.

The Company is in completion stage discussions with equity, asset-based lenders, and other financial institutions for the purpose of acquiring financing capital expenditures to build upon its infrastructure for its oil and gas operations including the J.B. Tubb Leasehold Estate and our interests located in Callahan, Stephens, and Shackelford Counties, Texas.

The Company is again pursuing certain international based oil and gas programs available and will Report progress when appropriate.

The Company’s goal is to build our revenues, asset base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

The Company is still in completion stages for a reverse stock split on a 1:4000 basis and expects to conclude as soon as practicable. For further information on this planned event please see our Current Report on Form 8-K, Item 8.01 filed on January 29, 2013.

Please also see “Recent Developments” at the top of this Report.

22.	Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Summarized financial information by business segment for the  years ended December 31, 2012 and December 31, 2011 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

For the year ending December 31, 2012,

	Discontinued Operations	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Revenues	124,157	-	124,157	-	124,157
Depreciation & amortization	55,490	-	290,292	809	346,591
Income (loss) from operations	(655,077)	31,290	(833,692)	(4,627,733)	(6,085,212)
Interest expense	1,290	1,240	-	1,337,168	1,339,698
Segment assets	-	325	1,332,955	248	1,333,508

For the year ending December 31, 2011,

	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals

Revenues	47,362	246,350	-	293,712
Depreciation, depletion, & amortization	-	215,806	88,569	304,375
Income (loss) from operations	(182,634)	(624,059)	(1,401,392)	(2,208,085)
Interest expense	5,895	-	1,296,362	1,302,257
Segment assets	762	2,701,715	2,271	2,704,748

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Total for reportable segments	124,157	293,712
Corporate	-	-
	124,157	293,712
Depreciation, depletion and amortization:
Total for reportable segments	345,782	215,806
Corporate	809	88,567
	346,591	304,375
Income (loss) from operations:
Total for reportable segments	(1,457,479)	(806,693)
Corporate	(4,627,733)	(1,401,392)
	(6,085,212)	(2,208,085)
Interest expense:
Total for reportable segments	2,530	5,895
Corporate	1,337,168	1,296,362
	1,339,698	1,302,257
Segment assets:
Total for reportable segments	1,333,280	2,702,477
Corporate	248	2,271
	1,333,508	2,704,748

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2012	2011
Costs Incurred for the Year:
Proved Property Acquisition	$-	$2,053,981
Unproved Property Acquisition	-	-
Development Costs	565,420	165,162
Total	$565,420	$2,219,143

Results of operations (All United States Based):

	2012	2011
Revenues	$124,157	$246,350
Production costs	146,046	264,556
Exploration costs	-	-
Development costs	565,420	61,032
Depreciation, depletion & amortization	248,697	116,717
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$(836,006)	$(195,955)

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

	Natural
	Gas	Oil
	(MCF)	(BLS)
Proved Developed and Undeveloped Reserves at December 31, 2010	119,672	36,865

Revisions of Previous Estimates	706,245	70,184
Extensions, Discoveries and Other Additions	861,543	154,534
Production	(20,331)	(3,882)
Proved Developed and Undeveloped Reserves at December 31, 2011	1,667,129	257,701

Revisions of Previous Estimates	750,070	56,075
Extensions, Discoveries and Other Additions	-	-
Production	(23,927)	(3,329)

Proved Developed and Undeveloped Reserves at December 31, 2012	1,559,707	181,596

Proved Developed Reserves at December 31, 2011	24,446	3,461
Proved Developed Reserves at December 31, 2012	23,126	5,462

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2012 and current prices as of December 31, 2011 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and gas reserves.

	Year Ended December 31,
	2012	2011
Future Cash Inflows	$18,976,033	$28,693,296
Future Production Costs	(3,119,472)	(4,883,190)
Future Development Costs	(5,679,937)	(8,115,000)
Future Income Tax Expense	-	-
Future Net Cash Inflows	10,176,624	15,695,106

10% Annual Discount for Estimated Timing of Cash Flows	(6,427,510)	(8,490,336)

Standardized Measure of Discounted Future Net Cash Flows	$3,749,114	$7,204,770

The twelve month average prices for the year ended December 31, 2012 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2011 (Average)	$5.31	$91,54
December 31, 2012 (Average)	$3.15	$88.45

Changes in the future net cash inflows discounted at 10% per annum follow:

	Year Ended December 31,
	2012	2011
Beginning of Period	$7,204,770	$679,606
Sales of Oil and Natural Gas Produced, Net of Production Costs	21,889	-
Extensions and Discoveries	-	-
Previously Estimated Development Cost Incurred During the Period	565,420	-
Net Change of Prices and Production Costs	(4,230,875)	(8,149,946)
Change in Future Development Costs	1,869,643	(8,045,000)
Revisions of Quantity and Timing Estimates	2,337,193	-
Accretion of Discount	720,477	-
Change in Income Taxes	-	-
Purchase (sale) of Reserves in Place	(3,602,385)	22,720,110
Other	(1,137,018)	-
End of Period	$4,516,956	$7,204,770

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to communication with the appropriate personnel involved with our 2012 audit. Finances permitting we are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting are not effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective March 24, 2013 by majority consent of the EGPI Firecreek, Inc. (“EGPI” or the “Company”) shareholders of record at March 24, 2013 four (4) members were elected to the Company’s Board of Directors, consisting of four members that have previously served. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2014 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s)	Position(s) Held Since

Dennis R. Alexander	58	Chairman and Director	1999
Michael Trapp	46	Director	2008
Michael D. Brown	58	Director	2009
David Taylor	67	Director	2009

On March 24, 2013 by majority consent of the Board of Directors of EGPI Firecreek, Inc. (“EGPI” or the “Company”) the following officers were elected as officers of the Company, consisting of three (3) officers, one of which that has previously served. The officers of the Company are as follows:

Name	Age	Position(s)	Position(s) Held Since

Dennis R. Alexander	58	Chief Executive Officer, President, and CFO	1999
Michael Trapp	46	Executive Vice President	2013
Deborah L. Alexander	56	Secretary and Treasurer	2013

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

The Audit Committee shall consist of the following:

(1) The Audit Committee is composed initially of two members: Ms. Joanne Sylvanus (*), its Chairman, and Dennis Alexander, member.

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

The combined Nomination and the Compensation and Stock Option Committee shall consist of the following:

(2) The combined Nomination and the Compensation and Stock Option Committee are composed initially of three members: Mr. Mike Trapp, David Taylor, and Dennis Alexander, members.

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

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2012 and December 31, 2013.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 24, 2013 are as follows:

Name	Age	Position(s)	Position(s) Held Since
Dennis R. Alexander	58	Chairman, Director and Chief Executive Officer, President, and CFO	1999
Michael Trapp	46	Executive Vice President, and Director	2008
Deborah L. Alexander	56	Secretary and Treasurer	2013
Michael D. Brown	58	Director	2009
David Taylor	67	Director	2009

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

Dennis R. Alexander and Deborah L. Alexander are married.

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

Deborah L. Alexander has been appointed as Secretary and Treasurer of EGPI Firecreek, Inc. and its wholly owned subsidiary Energy Producers, Inc. as of January 24, 2012, and March 24, 2013 respectively. From 2004 to the present she has been involved in research and development related to authoring the development of a historical multi volume book series for public release. Prior to January 2007, Mrs. Alexander’s career includes eighteen years working in the film and video industry as a producer, photographer, and editor for television networks and affiliates, advertising agencies and corporate clientele. Over the years she built a video production business in Phoenix, Arizona eventually merging her video and film business into a recording, production and entertainment related business with additional services including, advertising and public relations, which grew to a small cap NASDAQ listed company; and clientele including Arizona Corporation Commission; a 10 part gas safety series that was approved by Congress for national distribution

Michael D. Brown was appointed to the Board of Directors of the Company on July 6, 2009. Mr. Brown was nominated by President George W. Bush as the first Under Secretary of Emergency Preparedness and Response (EP&R) in the newly created Department of Homeland Security in January 2003. Mr. Brown coordinated federal disaster relief activities including implementation of the Federal Response Plan, which authorized the response and recovery operations of 26 federal agencies and departments as well as the American Red Cross. Mr. Brown also provided oversight of the National Flood Insurance Program and the U.S. Fire Administration and initiated proactive mitigation activities. Prior to joining the Federal Emergency Management Agency, Mr. Brown practiced law in Colorado and Oklahoma, where he served as a Bar Examiner on Ethics and Professional Responsibility for the Oklahoma Supreme Court and as a Hearing Examiner for the Colorado Supreme Court. Mr. Brown had been appointed as a Special Prosecutor in police disciplinary matters. While attending law school, Mr. Brown was appointed by the Chairman of the Senate Finance Committee of the Oklahoma Legislature as the Finance Committee Staff Director, where he oversaw state fiscal issues. Mr. Brown’s background in state and local government also includes serving as an Assistant City Manager with Emergency Services Oversight and as a City Councilman. Mr. Brown holds a B.A. in Public Administration/Political Science from Central State University, Oklahoma. Mr. Brown received his J.D. from Oklahoma City University’s School of Law. He was an Adjunct Professor of Law for Oklahoma City University.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2012, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2012, for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table 1/

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 2/3/4/ (*)	2012	n/a	n/a	-0-	168,600
Chairman, President,CEO, CFO	2011	n/a	n/a	-0-	18,392
	2010	n/a	n/a	-0-	64,802

David H. Ray 2/3/5/ (*)	2012	n/a	n/a	-0-	55,756
Executive Vice President	2011	n/a	n/a	-0-	11,771
(through November 15, 2012)	2010	n/a	n/a	-0-	83,083

Brandon D. Ray 2/3/5/ (*)	2012	n/a	n/a	-0-	27,843
Executive Vice President of Finance	2011	n/a	n/a	-0-	5,884
(through October 1, 2012)	2010	n/a	n/a	-0-	41,532

Melvena Alexander 2/3/4/ (*)	2012	n/a	n/a	-0-	60,000
Co Treasurer, Sect. and Cmpt.	2011	n/a	n/a	-0-	-0-
(through December 31, 2012)	2010	n/a	n/a	-0-	15,943

1/	All shares are calculated on a post effective one share for fifty share (1:500) reverse split effective on July 7, 2011.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

2/
The balance of the amounts in the columns for 2011 for each of the following named executives D.R. Alexander, D.H. Ray, and Brandon Ray represents value for shares of Series C Preferred each received, respectively. For each of the named Executives, directly or indirectly owned or controlled by each of them, 17,857, 11,429, and 5,713 shares of Series C Preferred were received having a value of $18,392, $11,771, and $5,884, respectively.

The Series C Preferred value was unchanged at December 31, 2011 as these shares carry voting provisions only and are not convertible into shares of common stock.

A portion of the total amounts in the columns for 2012 for each of the following named executives D.R. Alexander, D.H. Ray, and Brandon Ray represents value for shares of Series C Preferred each received, respectively. For each of the named Executives, directly or indirectly owned or controlled by each of them, 200,000, 133,333, and 66,667 shares of Series C Preferred were received having a value of $13,600, $9,066, and $4,533, respectively.

The Series C Preferred value was unchanged at December 31, 2012 as these shares carry voting provisions only and are not convertible into shares of common stock.

3/
A portion of the total amounts in the columns for 2012 for each of the following named executives D.R. Alexander, D.H. Ray, Brandon Ray, and Melvena Alexander represents value for shares of restricted common stock, respectively. For each of  the  named Executives, directly or indirectly owned or controlled by each of them, 1,550,000,000, 466,900, 233,100, and 600,000,000 shares of restricted common stock were received having a value of $155,000, $46,690, $23,310, and $60,000 respectively.

The restricted share value was $0.00 at December 31, 2012 as the shares were further restricted by the Board for seven months from the date of issuance on August 27, 2012 as follows: Restrictions are imposed on the common restricted share issuances such that it is agreed unless approved by the Board of Directors by its written consent, such shares issued to each and every person or entity shall not be hypothecated, sold, exchanged, or otherwise disposed of for a period of 7 months from the effective date of issuance on August 27, 2012, but transfers to family members are allowed as gifts as long as these further restrictions are disclosed and followed. Through the seven month period there was no removal of restriction such as to create value to reflect at the end of the year for the listed shares to the named executives.

4/	D.R. Alexander and Melvena Alexander have been with the Company since 1999. Melvena Alexander passed away in January 2013.

5/	David Ray and Brandon Ray have been with the Company since May 2009, resigning on November 15, and October 1, 2012, respectively.

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

The information in the following table is based on 19,042,939,184 shares of common stock issued and outstanding as of March 31, 2012, with an additional 2,000,000,000 subscribed for issuance.

			Common Stock BeneficiallyOwned (2)(a)				Series C Preferred Stock Beneficially Owned (2)(7)
Title of Class	Name and Address of Beneficial Owner (1)		Number		(%) Vote		Number	(%) Vote Common & Preferred

Common	David H. Ray (3)	**	466,667,203	(10)	1.06	**	146,667	8.11
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Brandon D. Ray (4)	**	233,333,601	(11)	0.53	**	73,332	4.06
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Strategic Partners Consulting, L.L.C.	**	700,000,805		1.59	**	219,999	12.17
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Dennis R. Alexander (5)	***	400	(12)	nil	***	2,143	0.10
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253

Common	Global Media Network USA, Inc. (6)	***	1,550,000,000		3.52	***	217,857	13.99
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Michael Trapp (6)		1	(13)	nil		200,000	nil
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Melvena Alexander (7)		600,000,160	(14)	1.36		0	1.36
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	Billy V. Ray Jr. (8)	****	0		nil	****		nil
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	BVR, Inc. (9)	****	400		nil	****	220,000	10.58
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253

Common	David Taylor (15)	*****	250,000,200		.57	*****	220,000	11.94
	7601 North Cross Drive
	Shreveport, Louisiana 71061

Common	Willoil Consulting, LLC (16)	*****	250,000,180		.57	*****	0	0.57
	7601 North Cross Drive
	Shreveport, Louisiana 71061

Common	Steve Antebi (17)	*****	2,000,000,000		4.54	*****	0	4.54
	10550 Fontenelle Way,
	Los Angeles, California, 90077

Common	All directors and officers as a group		7,676,667,084		17.41		1,079,999	64.86
Preferred	(6 persons) and including other
	persons or groups

(1)	Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock, beneficially owned.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC.
(3)	David H. Ray and Brandon D. Ray are brothers. Messrs. David H. Ray and Brandon D. Ray own Strategic Partners Consulting, LLC, 66.67% and 33.33% amongst them, respectively.
(4)	See note 3, above.
(5)	Dennis R. Alexander is the son of Melvena Alexander.
(6)	Global Media Network USA, Inc. is indirectly owned by Dennis R. Alexander and also holds 217,857 shares of Series C Preferred, and 1,550,000,000 shares of common restricted stock.
(7)	Each share of Series C preferred stock shall have 21,200 votes on the election of our directors and for all other purposes.
(8)	Billy V. Ray Jr. is the Father of David H. Ray and Brandon D. Ray.
(9)
BVR, Inc. is indirectly owned by Billy V. Ray Jr. and also holds 20,000 shares of Series C Preferred. Mr. Ray is a shareholder and not an Officer or Director of the Company, who resigned effective October 1, 2012.

(10)
Includes 466,667,203 shares of common stock and146,667 shares of Series C Preferred owned indirectly, via investment control through Strategic Partners Consulting, LLC, by Mr. David H. Ray who resigned effective November 15, 2012.

(11)	Includes 233,333,601 shares of common stock and 73,332 shares of Series C Preferred owned indirectly, via investment control through Strategic Partners Consulting, LLC, by Mr. Brandon D. Ray.
(12)
Includes 1,550,000,000 and 400 shares of common stock and 2,143 and 217,857shares of Series C Preferred owned directly or indirectly through Global Media Network USA, Inc., (see note (6) above )) by Mr. Dennis Alexander.

(13)	Includes 1 shares of common stock and 200,000 shares of Series C Preferred owned directly by Mike Trapp who is an Officer, Director, and shareholder of the Company.
(14)
Includes 600,000,160 shares owned directly by Mrs. Melvena Alexander, an Officer and Shareholder of the Company and a subsidiary through December 31, 2012, and thereafter the Estate of Melvena Alexander.

(15)
Includes 250,000,200 shares owned directly by Mr. David Taylor along with 20,000 shares of Series C Preferred stock. Mr. Taylor is a Director of the Company, an Officer of a subsidiary of the Company, and shareholder.

(16)	Includes 250,000,180 shares owned indirectly by Mr. David Taylor through Willoil Consulting LLC who is a Director of the Company, an Officer of a subsidiary of the Company, and a shareholder.
(17)	Includes 2,000,000,000 shares owned directly by Steve Antebi a shareholder and advisor, and is not an officer or director of the Company or any subsidiary.

As indicated in the table above, certain of our executive officers and directors beneficially own, in the aggregate, approximately 64.86 percent of our outstanding common stock, which includes additional votes and voting power through issuance of 1,079,999 shares of the Company’s Series C Preferred Stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2011, December 31, 2010, and December 31, 2009.

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman, CEO, and Chief Financial Officer and Director, David H. Ray, Executive Vice President and Treasurer through November 15, 2012, Brandon D. Ray, Executive Vice President of Finance through October 1, 2012, and Melvena Alexander, Co Treasurer, Comptroller, and Secretary, through December 31, 2012.

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

Table 1

		Paid	Accrued
Entity	Related Party	2012	2012
Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$104,900	$180,000
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$12,375	$16,800

*Part of the amounts paid in 2012 for each of the above named Executives were for the unpaid accrual amounts due from 2011.

** For 2012, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $104,900 all of which was paid against prior year accruals.  A contract month to month subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009. Not listed in the above table, however reflected in the Accrued Balance listed in the table above, during 2012 Dennis Alexander exchanged $155,000 accrued compensation for shares of the Company’s common restricted stock with the additional caveat such could not be sold, transferred, hypothecated, or otherwise disposed of for a period of seven months from date of issuance. For further information please see table listed this section and our Current Report on Form 8-K filed August 28, 2012, incorporated herein by reference.

*** For 2012, the contract amounts paid to Melvena Alexander CPA were in the aggregate $12,375 that was paid against prior year accruals. A contract month to month subject to adjustment is being charged at the rate of $4,200 to 4,600 per month plus rent of $1400 per month for provision of the Scottsdale facilities provided, plus approved expenses. During 2012, Melvena Alexander CPA was additionally paid $12,375 for rent against the accrued rent balance with $11,125 balance of 2012 rent accruals. No contract amounts were charged for October 2008 through May 30, 2009. Not listed in the above table, however reflected in the Accrued Balance listed in the table above, during 2012 Ms. Alexander exchanged $60,000 accrued compensation for shares of the Company’s common restricted stock with the additional caveat such could not be sold, transferred, hypothecated, or otherwise disposed of for a period of seven months from date of issuance. For further information please see table listed this section and our Current Report on Form 8-K filed August 28, 2012, incorporated herein by reference.

(1)	Dennis R. Alexander, Chairman, CEO, and CFO, and is a shareholder of the Company.

(2)	Melvena Alexander, Secretary, Co Treasurer, Secretary and Comptroller, and is a shareholder of the Company. Ms. Alexander recently passed away in January 2013.

2009 Administrative Services Agreement

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 2009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the twelve months ending December 31, 2011, the Company paid $31,000 to SPC, with a balance payable due in the amount of approximately $50,958. During the twelve months ending December 31, 2012, the Company paid $4,750 to SPC, with a balance payable due in the amount of $46,208.

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

Table 2

		Paid		Accrued
Entity	Related Party	2011	2010	2011	2010

Global Media Network USA, Inc. * **	Dennis R. Alexander (1)	$100,300	$99,000	$279,750	$206,200
Melvena Alexander, CPA * ***	Melvena Alexander (2)	$15,375	$37,800	$45,570	$31,400

*Part of the amounts paid in 2011 for each of the above named Executives were for the unpaid accrual amounts due from 2010.

** For 2011, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $100,300 paid against prior year accruals. A month-to-month contract subject to adjustment is being charged at the rate of $15,000 per month plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

*** For 2011, the contract amounts paid to Melvena Alexander CPA were in the aggregate $15,375 paid against prior year accruals. A contract month to month subject to adjustment is being charged at the rate of $4,200 per month which includes rent for provision of the Scottsdale facilities provided, plus approved expenses. No contract amounts were charged for October 2008 through May 30, 2009.

(1)	Dennis R. Alexander, Chairman and CFO, and is a shareholder of the Company.

(2)	Melvena Alexander, Secretary and Comptroller, and is a shareholder of the Company

*2012 and Previous Related Party Transactions

*In addition to the below please also see additional information listed in our Current Report on Form 8-K filed August 28, 2012, incorporated herein by reference.

(*)(**) On November 7, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	2,000,000,000	Consultant/Advisory	$200,000

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

(*) (**) On June 5, 2011, by majority consent of the Board of Directors, the Company approved the following issuances of its Series C preferred stock, par value $0.001 per share, to the following persons or entities for services rendered and as incentive.

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

(**) $75,040 of the financing proceeds in the immediately preceding table was used primarily for services rendered and as an incentive to continue providing services and assistance to the Company.

(1)	Global Media Network USA, Inc. is owned and controlled by Dennir R. Alexander an Officer, Director, Shareholder of the Company.

(2)	BVR, Inc. is owned by Billy V. Ray Jr., a consultant, advisor, and shareholder of the Company.

(3)
Strategic Partners Consulting, LLC is owned and controlled 66.7% by David H. Ray, Officer, Director, and Shareholder of the Company, and, 33.33% by Brandon D. Ray, Officer, Director, and Shareholder of the Company.

(4)	David Taylor is a Director and Shareholder of the Company.

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

During the twelve months ending December 31, 2010, the headquarters for the Company’s Eastern based operations and M3 were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, and were being provided on a co sharing basis free of charge by officers and shareholders of the Company. The approximate 1,000 square foot premises was provided free of charge until February 2011 when the space became unavailable. M3 has been inactive through 2012.

At December 31, 2010, our wholly owned subsidiary operations for the SATCO headquarters were located at 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326, with an additional satellite office in Cocoa, FL. The Company had a month-to-month cancelable operating lease for the Cocoa, FL office space. The operating lease was cancelled in January 2011 and the office was relocated to 3400 Peachtree Road, Suite 111 Atlanta, Georgia 30326. Rental expense for operating lease was approximately $34,128 and $11,017 for the years ended December 31, 2010 and 2009, respectively. SATCO was sold / disposed of in March 2011 with no further requirement for office space.

The Chief Executive Officer and shareholder of the Company provided corporate office space through 2007 and 2008 at no charge. There was no further agreement in place to pay for the premises. Through May 31, 2009 the premises continued to be provided free of charge. As of June 1, 2009 the Secretary, Comptroller, and shareholder of the Company charges $1400 per month, contracted quarterly, for approximately 1431 square feet being utilized for our Southwest headquarters located at 6564 Smoke Tree Lane, Scottsdale, Arizona 85253 through December 31, 2012. As of  January 1, 2013 forward a new contract has been established via the Chief Executive Officer and shareholder of the Company at the rate of $2,000 a month renewable annually for five years.  In the event that our facilities in Scottsdale should, for any reason, become unavailable, we believe that alternative facilities are available at competitive rates.

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

The fees billed to us by M&K CPAS, PLLC for services rendered related to the year ended December 31, 2011 and 2012 were $85,000 and $75,500.

Audit-Related Fees

M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the years ended 2012 and 2011.

Tax Fees

Since November 2009 M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since The Company has prepared tax returns in house for 2011 and 2012.

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

3.15
Assignment and Bill of Sale and Securities Purchase Agreement with Mondial Ventures, Inc. assignee of CUBO Energy, PLC (filed as Exhibit 10.1 to a Current Report on Form 8-K, Amendment No. 1, and incorporated herein by reference.)

3.16	Certificate of Amendment to Articles of Incorporation of EGPI Firecreek, Inc. filed on August 28, 2013, Item 5.03 to our Current Report on Form 8-K and incorporated herein by reference.

4.1	Certificate of Designation with respect to Series C Preferred Stock, dated May 20, 2009 (filed as exhibit 4.1 to Current Report on Form 8-K dated May 27, 2009, and incorporated herein by reference).

5.1	Consent of Gersten, Savage, LLP (filed as Exhibit 5.1 to Registration Statement on Form SB-2/A filed on September 2, 2005 and incorporated herein by reference).

5.2
Consent of Independent Registered Public Accounting Firm, Donahue Associates, L.L.C. (filed as Exhibit 5.1 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

5.3	Consent of Vincent & Rees, L.C. (filed as Exhibit 5.2 to Registration Statement on Form S-1/A filed on March 4, 2010 and incorporated herein by reference).

5.4	Consent of Harper & Associates, Inc. filed herewith as an Exhibit to this report.

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

10.89
Agreement to Extend Option between the Company and Success Oil Co., Inc. dated June 19, 2012 filed as Exhibit 10.3 to our Current Report on Form 8-K, Amendment No. 1, filed on August 3, 2012 and incorporated herein by reference.

10.90
Participation Agreement, Turnkey Drilling, Re Entry, and Multiple Wells between the Company, Mondial Ventures, Inc., and Success Oil Co., Inc. dated July 31, 2012, filed on Exhibit 10.2 to our Current Report on Form 8-K, Amendment No. 1, filed on August 3, 2012 and incorporated herein by reference.

10.91
Agreement regarding Promissory Note of May 9, 2011, Amendment No. 3, between the Company and TWL Investments, aLLC  dated July 1, 2012, filed on Exhibit 10.8 to our Current Report on Form 8-K, Amendment No. 1, filed on August 3, 2012 and incorporated herein by reference.

10.92
Oil and Gas Purchase and Development Agreement (linear Short Form Agreement) with Mondial Ventures, Inc. assignee of CUBO Energy, PLC regarding interests located in Callahan, Stephens, and Shackelford Counties, West Central Texas filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 14, 2012, and incorporated herein by reference.

10.93
Advisory Agreement between the Company and Steven Antebi effective November 7, 2012 filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2012, and incorporated herein by reference.

14	Code of Ethics filed on Exhibit 14 with the Report on Form 10-KSB filed on April 27, 2004, and incorporated herein by reference.

21.1	Updated List of Subsidiaries filed herewith as an Exhibit to this report.

31.1	Certification Pursuant to Section 302

32.1	Certification Pursuant to Section 906

99.1	Annual Report on Form 10-KSB/A, Amendment No. 3, for the fiscal year ended December 31, 2006, filed on April 11, 2008, and incorporated herein by reference.

99.2	Annual Report on Form 10-KSB/A, Amendment No. 1, for the fiscal year ended December 31, 2007, filed on July 24, 2008, and incorporated herein by reference.

99.3	Annual Report on Form 10-KSB/A, Amendment No. 4, for the fiscal year ended December 31, 2008, filed on March 23, 2010, incorporated herein by reference.

99.4	Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, filed on April 15, 2010, incorporated herein by reference.

99.5	Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on April 28, 2011, Incorporated herein by reference.

99.6	Annual Report on Form 10-K, for the fiscal year ended December 31, 2011, filed on May 8, 2012, Incorporated herein by reference.

101 INS	XBRL Instance Document*.

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 9, 2012 on its behalf by the undersigned, thereunto duly authorized.

EGPI FIRECREEK, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, CFO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R Alexander	Chief Executive Officer and Chairman of	May 9, 2013
Dennis R Alexander	the Board of Directors, CFO

/s/ Michael Trapp	Director	May 9, 2013
Michael Trapp

/s/ David Taylor	Director	May 9, 2013
David Taylor

/s/ Michael D. Brown	Director	May 9, 2013
Michael D. Brown