Form 10-Q
period 2013-03-31
EGPI FIRECREEK, INC.
filed 2013-08-16
CIK 1106848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, the registrant had 4,760,734 shares of its $0.001 par value common stock issued and outstanding. There are no shares of Series A, B preferred stock issued and outstanding, 1,087,143 shares of its Series C preferred stock issued and outstanding at $0.001 par value for each of the Series of Preferred, 2,480 shares of its Series D preferred stock issued and outstanding, at $0.001 par value for each of the Series of Preferred, and no shares of non-voting common stock issued and outstanding.

EGPI FIRECREEK, INC
f/k/a Energy Producers, Inc.
10-Q
March 31, 2013

PART I  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

EGPI FIRECREEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	Unaudited	Audited
	March 31,	December 31,
ASSETS	2013	2012
Current assets:
Cash	$409	$401
Total current assets	409	401

Other assets:
Fixed assets - net	417,277	440,096
Oil and natural gas properties - proved reserves - net	892,176	892,839
Other assets related to discontinued operations
Fixed assets - net	172	172
Total other assets related to discontinued operations	172	172
Total other assets	1,309,625	1,333,107

Total assets	$1,310,034	$1,333,508

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$1,594,900	$1,512,057
Notes payable	2,807,472	2,827,017
Convertible notes, net of discount	831,831	817,335
Capital lease obligation	56,872	56,872
Advances & notes payable - related parties	825,248	810,243
Derivative liabilities	643,956	637,635
Asset retirement obligation	12,074	11,789
Current liabilities related to discontinued operations
Accounts payable & accrued expenses	58,856	58,380
Notes payable	96,390	96,390
Total current liabilities related to discontinued operations	155,246	154,770
Total current liabilities	6,927,599	6,827,673

Commitments and contingencies:
Series D preferred stock, 2.5 million authorized, par value $0.001, convertible into common shares, 2,485 and 2,490 shares issued at March 31, 2012 and December 31, 2011, respectively	1,867,913	1,867,913

Shareholders' deficit:
Series A preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series B preferred stock, 20 million authorized, par value $0.001,one share convertible to one common share, no stated dividend, none outstanding	-	-
Series C preferred stock, 20 million authorized, par value $.001, each share has 21,200 votes per share, are not convertible, have no stated dividend; 87,142 and 87,142 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,087	1,087
Common stock $0.001 par value, authorized 5,000,000,000 shares, issued and outstanding, 4,760,734 at March 31, 2013 and December 31, 2012, respectively	4,761	19,042,937
Additional paid in capital	32,973,887	13,906,687
Other comprehensive income	214,909	200,640
Common stock subscribed	1,697,866	1,697,866
Contingent holdback	2,000	2,000
Accumulated deficit	(42,379,988)	(42,215,295)
Total shareholders' deficit	(7,485,478)	(7,362,078)
Total liabilities & shareholders' deficit	$1,310,034	$1,333,508

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Revenues
Gross revenue from sales	$-	$
Gross revenues from oil and gas sales	32,774	18,870
Total revenue	32,774	18,870
Cost of sales
Well operation costs	(37,697)	(34,668)
Gross margin	(4,923)	(15,798)

General and administrative expenses:
General administration	(67,089)	(230,946)
Total general & administrative expenses	(67,089)	(230,946)
Net loss from operations	(72,012)	(246,744)
Other revenues and expenses:
Interest expense	(85,928)	(355,588)
Gain (loss) on settlement of debt	-	(140,322)
Other income	-	34,673
Gain (loss) on derivatives	(6,271)	(88,958)
Net loss before provision for income taxes	(164,211)	(796,939)
Provision for income taxes	-	-
Loss from continuing operations	(164,211)	(796,939)
Loss from discontinued operations net of tax	(482)	(43,682)

Net loss	$(164,693)	$(840,621)

Foreign currency translation	(14,269)	(24,874)
Net comprehensive loss	(150,424)	(815,747)
Basic and diluted net loss per common share:
Basic and diluted loss per common share from continuing operations	$(0.03)	$(1.50)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.08)
Basic and diluted net loss per common share	$(0.03)	$(1.58)
Weighted average of common shares outstanding:
Basic and fully diluted	4,760,734	530,360

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012

Operating Activities:
Net income (loss)	$(164,693)	$(840,621)
Adjustments to reconcile net loss items not requiring the use of cash:
Accretion of asset retirement obligation	285	670
Promissory notes issued for services	-	90,000
Imputed interest	27,024	16,181
Loss on change in derivative	6,271	88,959
Loss on settlement of debt	-	140,322
Depletion	663	43,725
Depreciation	22,820	25,654
Amortization of debt discount	14,596	261,242
Changes in other operating assets and liabilities:
Accounts payable and accrued expenses	79,607	185,377
Accounts payable and accrued expenses - related party	15,000	4,200
Prepaid expenses	-	-
Net cash provided by (used by) operations	1,573	15,709
Investing Activities:
Net cash used by investing activities	-	-
Financing Activities:
Principal payments on debt	(15,834)	(40,000)
Borrowings on debt	-	52,700
Net cash provided by financing activities	(15,834)	12,700

Foreign currency translation	14,269	(24,874)
Net increase (decrease) in cash during the period	(8)	3,535
Cash balance at January 1st	401	2,696
Cash balance at March 31st	$409	$6,231

Supplemental disclosures of cash flow information:
Interest paid during the year	$220	$13,354
Income taxes paid during the year	-	-
Non-cash activities:
Common stock issued for:
Debt conversion and settlement	-	146,123
Services expensed in the prior period (common stock subscribed)	-	15,000
Preferred stock conversion	-	3,775
Adjustment to derivative liability due to debt conversion	-	94,505
Debt discount	-	202,998

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013

							Other	Common
	Preferred	Preferred	Common	Common	Paid in	Accumulated	Comprehensive	Stock
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Subscribed	Other	Total
Balance at December 31, 2012	1,087,142	1,087	4,760,734	4,761	32,946,863	(42,215,295)	200,640	1,697,866	2,000	(7,362,078)

Imputed interest					27,024					27,024
Other comprehensive loss							14,269			14,269
Net loss for the three months ended						(164,693)				(164,693)
Balance at March 31, 2013	1,087,142	$1,087	4,760,734	$4,761	$32,973,887	$(42,379,988)	$214,909	$1,697,866	$2,000	$(7,485,478)

See the notes to the unaudited consolidated financial statements.

EGPI FIRECREEK, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2013 AND MARCH 31, 2012

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

On January 24, 2013, the Company affected a 1 share for 4,000 shares reverse split of its common stock and all amounts have been retroactively adjusted for all periods presented.

Consolidation - the accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances have been eliminated.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2012.

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

Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2013 or December 31, 2012.

Accounts Receivable - The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining allowances for potential credit losses which, when realized, have been within management's expectations. The allowance method is used to account for uncollectible amounts. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Allowance for doubtful accounts was $9,635 at March 31, 2013 and $9,635 at March 31, 2012.

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

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2013 and December 31, 2012, the ARO of $12,074 and $11,789 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Derivatives (recurring)	$-	$-	$643,956	$(6,271)

The Company has  derivative liabilities as a result of 2012 convertible promissory notes that include embedded derivatives.  These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Derivatives (recurring)	$-	$-	$637,635	$(88,959)

The Company has derivative liabilities as a result of convertible promissory notes that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

There were no intangible assets  at March 31, 2013 or December 31, 2012.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is did not have an impact on our consolidated financial position, results of operations or cash flows.

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

3. Common Stock Transactions

During the quarter ended March 31, 2013, the board approved a 1:4000 reverse stock split.  This reverse stock split has been recognized in these financial statements.

During the quarter ended March 31, 2013, the Company recorded an amount of $27,024 to additional paid in capital related to imputed interest related to loans that did not carry a market rate of interest or were non-interest bearing.

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

During the three months ended March 31, 2013, there were no transactions involving  preferred stock.

5. Fixed Assets

The following is a detailed list of fixed assets:

	March 31, 2013	December 31, 2012
Property and equipment	$540,307	$540,307
Well equipment	118,163	118,163
Accumulated depreciation	(241,193)	(218,401)

Fixed assets - net	$417,277	$440,069

Depreciation expense was $22,820 and $25,654 for the three months ended March 31, 2013 and 2012, respectively.

6.Oil and Gas
Oil and Gas Properties:	March 31, 2013	December 31, 2012
Oil and gas properties - proved reserves	$944,181	$944,181
Development costs	203,646	203,646
Accumulated depletion	(255,651)	(254,988)

Oil and gas properties - net	$892,176	$892,839

Depletion expense was $663and $43,725 for three months ended March 31, 2013 and March 31, 2012, respectively.

7.  Options & Warrants Outstanding

All options and warrants granted are recorded at fair value using a Black-Scholes model at the date of the grant.   There is no formal stock option plan for employees.

 There was no warrant activity during the three months ended March 31, 2013 and no warrants were outstanding at December 31, 2012.

A listing of options and warrants outstanding at March 31, 2013 is as follows.  Option and warrants outstanding and their attendant exercise prices have been adjusted for the 1 for 200 reverse split and the 1 for 50 reverse split of the common stock discussed in Note 1.

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

9. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at March 31, 2013:

Deferred Tax asset	$3,782,492
Valuation allowance	(3,782,492)
Net deferred tax assets	-

The Company estimates that it has an NOL carryfoward of approximately $10,807,121 that begins to expire in 2027.

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

12.  Related Party Transactions

Through May 31, 2009 the Secretary of EGPI Firecreek, Inc provided office space for the Company’s Scottsdale office free of charge. June 1, 2009 Energy Producers, Inc, a 100% owned subsidiary of the Company entered into a month to month lease for the same office space at a rate of $1,400 per month. January 1, 2013, the Company entered into a month-to-month for the same office space at a rate of $2,000 per month.  There is an unpaid balance of $6,000 at March 31, 2013.

In addition Energy Producers, Inc. also has an Administrative Service Agreement with Melvena Alexander, CPA , which is 100% owned by Melvena Alexander, officer and shareholder of the Company, to provide services to the Company. The agreement is an open-ended, annually renewable contract for payments of $4,600 per month. The  contract expired December 31,2012 with a balance due of  $11,125 at March 31, 2013 and December 31, 2012.

The Company had a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company. The contract terminated May 31, 2009 and there is no outstanding balance remaining.

The above referenced contract was superseded by a month-to-month contract between Energy Producers, Inc., a 100% owned subsidiary of the Company, and Dennis Alexander, an officer and director of the Company, at a monthly payment of $15,000. There was a balance due on this contract of $221,650 and $200,050 at March 31, 2013 and December 31, 2012.

The Company had a Service Agreement with Tirion Group, Inc., which was owned by Rupert C. Johnson, a former director of the Company. The contract was terminated in 2007 and Mr. Johnson severed his connection to the Company in 2008. However, there is unpaid balance of $43,000 remaining at March 31, 2013 and December 31, 2012.

During 2010, Robert Miller, a director of the Company, made unsecured, non-interest bearing advances to M3 Lighting, Inc. a 100% owned subsidiary of the Company, for working capital of $1,500 which remains unpaid at March 31, 2013 and December 31, 2012.

April 1, 2010 the Company signed a 9% unsecured note with Bob Joyner a former officer and shareholder, for $27,000. The note matures June 30, 2011, and the unpaid balance at March 31, 2013 and December 31, 2012 was $21,700.

Chanwest Resources, Inc, a 100% owned subsidiary of the Company billed Petrolind Drilling, Inc a company in which David Taylor, a director and share holder of the Company, has a substantial interest. The invoice of $9,635 was still outstanding at  March 31, 2013 and a full valuation allowance was recorded for this receivable.

Willoil Consulting, LLC also gave unsecured non-interest bearing advances to Chanwest Resources, Inc. of $17,825. Willoil Consulting LLC is a company in which David Taylor is a managing member with 80% control. The funds have not been repaid as of March 31, 2013.

Relative to the May 21, 2009 acquisition of M3 Lighting, Inc. the Company approved an Administrative Services Agreement (ASA), and amended terms thereof, with Strategic Partners Consulting, LLC (SPC).Two of the Company’s officers, directors and shareholders, David H. Ray, Director and Executive Vice President and Treasurer of the Company since May 21, 2009 and Brandon D. Ray Director and Executive Vice President of Finance of the Company, are also owners and managers of SPC. Information is listed in Exhibit 10.1 to a Current Report on form 8-K, Amendment No. 1, filed on June 23, 3009. The ASA initiated on November 4, 2009, in accordance with its terms thereof, and was billed at the rate of $20,833.33 per month. The ASA contract was canceled June 8, 2010. During the three months ending  March 31, 2013, the Company  made no payments to SPC, with a balance payable due in the amount of approximately $46,208.

Effective May 9, 2011 the Company entered into a Promissory Note with a company controlled by a director of the Company in the amount of $210,000, and amended December 9, 2011 to $315,625. The terms of the note are for 14% interest, with principal and interest all due on or before May 9, 2013. The loan is collateralized with the oil and gas leases held in our subsidiary Energy Producers, Inc. Additional borrowings and compounded interest have brought the balance due to $595,875 at March 31, 2013.

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

13. Notes Payable

At March 31, 2013, the Company was liable on the following Promissory notes:

(see notes to the accompanying table)

Date of		Date Obligation	Interest		Balance Due
Obligation	Notes	Matures	Rate (%)		3/31/13 ($)
7/1/2012	26	6/30/2015	12		$242,731
12/18/2012	28	9/1/20	8		25,000
3/25/2012	4	12/27/2012	18	*	194.658
11/4/2009	11	11/4/2012	9		459,373
7/1/2012	25	6/30/2012	12		58,460
1/25/2012	24	1/25/2013	12		41,004
5/30/2010	2	12/31/2011	8		55,870
3/1/2012	9	See footnote 10	8		512,500
3/15/2012	23	9/15/2012	8		20,950
7/26/2010	5	7/26/2012	10		118,974
8/10/2012	6	8/1082012	10		42,708
8/31/2011	7	5/31/2012	8		25,000
8/8/2011	8	5/31/2012	8		25,000
7/11/2011	1	7/1/2013	18		109,000
2/15/2010	3	2/15/2010	8		201,500
2/18/2010	3	12/1/2010	4		141,350
3/3/2010	10	3/31/12	10		786,815
3/4/2011	12	9/8/2011	14		133,247
3/4/2011	12	9/22/2011	14		100,000
8/1/2010	13	12/3/2020	2		137,000
3/24/2010	13	12/31/2020	2		42,000
8/1/2010	13	12/31/2020	2		5,000
8/1/2010	13	12/31/2020	2		5,000
5/31/2011	14	5/31/2013	8		172,190
6/9/2011	15	5/9/2012	14		595,875
6/1/2011	16	12/1/2011	8		36,652
8/11/2011	17	4/11/2012	12		12,500
10/28/2011	18	10/28/2012	12		33,000
8/12/2011	19	2/12/2012	10		1,000
9/12/2011	20	3/12/2012	8		25,000
9/3/2011	21	3/3/2012	8		4,130
10/1/2011	22	6/30/2012	6		5,974
10/19/2012	27	4/19/2014	8		15,000
Unamortized Discount					(21,029)
Total					3,996,779

*	Compounded

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

Note 2: As of December 31, 2012, $55,870 was recorded as a liability under this line of credit.  During  the three months ended March 31,2013 no additional borrowings were made and no payments were made leaving  a balance of $55,870 at the period end.

Note 3:  As of March 31,2013 the company  had a promissory note of $201,500 for which no payments were made during the period. The company also had a promissory note of $142,958 for which no payments were made during the period and included $4,208 in accrued interest added to the principal value of the note.

Note 4: As of March 31,2013 we had received cash proceeds for the aggregate amount of $194,658, which is payable in principal and interest with rates 18%.  No payments were made in the period.

Note 5: On July 26, 2010, we issued a $165,000 secured convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on July 26, 2012. While the notes have become due and are not repaid in full, there was no Event of Default as of December 31, 2012, or thereafter. The Company evaluated the note on the date of issuance and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of July 26, 2010. This note also contains conversion price reset provisions which also factor into the derivative value. The July 26, 2010 value of the conversion option of $165,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the debt discount was fully amortized with $106,988 being recognized during the period.  No payments were made during the three months ended March 31, 2013.

Note 6: On August 10, 2010, we issued a $35,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 24 months on August 10, 2012. The Company evaluated the note on the date of issuance and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 10, 2010 value of the note of $35,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. The note was in default during the year ended December 31, 2012 and the company settled with the note holder to pay $42,708.  For the year ended December 30, 2012, the Company recognized note discount amortization of $25,996. The discount is amortized using the effective interest method. No payments were made in the quarter ended March 31,2013.

Note 7: On August 8, 2011, we issued a $ 25,000 convertible promissory note that is convertible at the election of the holder any time after issuance, or upon an Event of Default, or when due in 9 months on May 8, 2012. The Company evaluated the note and determined that, because the shares issuable pursuant to the convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability. This note also contains conversion price reset provisions which also factor into the derivative value. The August 8, 2011 value of the note of $25,000 was recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $25,000. The discount is amortized using the effective interest method.  The note was fully converted into common stock during the year ended December 31, 2012.

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

Note 9: On March 1, 2010 and monthly thereafter, we issued non-interest bearing, convertible notes for services, renewable annually until paid through conversions. The total debt owing under these agreements is $512,500 to two firms for services provided. These notes can be converted at 50% of the closing price of the stock on the day preceding the conversion date. The Company evaluated the note and determined that, because the shares issuable pursuant to the July 26, 2010 convertible note are indeterminate, the conversion option associated with this note is deemed to be a derivative liability.  No payments were made in the quarter ended March 31,2013.

Note 10: For the period ended December 31, 2012 we have additional balance on debt obligations owed totaling $786,875, related to the acquisition of a subsidiary in March 2010.

Note 11: Promissory notes totaling $295,173, which were issued in conjunction with the acquisition of SATCO. An additional legal settlement for $176,000 was also incurred as a result of the SATCO acquisition. Payments of  $ 9,833 were made in the quarter ended March 31,2013.

Note 12: Accounts Payable of $141,581 due to Contegra Construction by Energy Ventures One, Inc, a Company subsidiary was converted to a Note Payable in March 2011. The amount remaining to be paid on this promissory note was $133,247 at  March 31,2013. Energy Ventures One also has a Line of Credit with Masters Equipment, Inc. with a balance due of $100,000 at  March 31,2013.

Note 13: The Company’s subsidiary Arctic Solar Engineering, LLC issued promissory notes to various individuals for working capital, all maturing in 2020 at an interest rate of 2%. Additional interest expense was imputed on these loans due to the fact that the interest rate was below market.

Note 14:  In the quarter ended March31,2013, we  received no cash proceeds for these debt obligations of $172,190 and  no payments were made.

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

Note 16: Effective June 1, 2011 the Company entered into a Promissory Note in the amount of $39,000. The terms of the note are for 8% interest only, with principal and interest all due on or before December 1, 2011. Effective September 2, 2011, the Company entered into an additional Promissory Note in the amount $20,500 with same terms due on or before March 2 2012. Also on September 28, 2011, the Company entered into an additional Promissory Note in the amount of $8,000, same terms, due on or before March 28, 2012. A fourth Promissory Note of $17,500 entered into on October 24, 2011 under the same terms, brings the total owed to $85,000 at December 31, 2011.  A total of $36,652 of this debt  remains at March 31, 2013.

Note 17: Effective August 11, 2011, the Company entered into a Convertible Promissory Note in the amount of $10,000. The terms of the note are 12% interest, with principal and interest all due on or before August 11, 2012. October 28, 2011, the Company entered into a Convertible Promissory Note in the amount of $17,000. The terms of the note are 12% interest, with principal and interest all due on or before June 11, 2012. On or after the maturity date, the notes may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the notes and determined that because the shares issuable pursuant to the August 11, 2011 convertible note are indeterminate, the conversion option associated with this note is deemed a derivative liability. This note also contains conversion price reset provisions which factor into the derivative value. The August 11, 2011 and October 28, 2011 values of the notes of $10,000 and $17,000 were recorded as a note discount, to be amortized over the life of the note, and derivative liability. For the year ended December 31, 2012, the Company recognized note discount amortization of $17,000. The discount is amortized using the effective interest method.  During the  quarter ended March  31, 2013, no payments were made.

Note 18: Effective  September 12, 2012, the Company entered into a Convertible Promissory Note in the amount of $33,000. The terms of the note are 6% interest, with principal and interest all due on or  before  June 12, 2013. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 70% discount to the fair market value of the stock price at the time of conversion.  The Company evaluated the note and determined that the shares issuable are indeterminate,  the conversion option associated with this note is deemed a derivative liability.  The September 14, 2012 value of the note of $33,000 was recorded as a note discount to be amortized over the life of the note and derivative liability. For the  quarter ended March 31, 2013, the Company recognized note discount amortization of $10,578. The discount is amortized using the effective interest rate.

Note 19: Effective August 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $50,000. The terms of the note are for 10% interest, with principal and interest all due on or before February 12, 2012. On, or after, the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note, and determined that because the shares issuable are indeterminate, the conversion option associated with this note is deemed a derivative liability. The August 12, 2011 value of the note of $50,000 was recorded as a note discount to be amortized over the life of the note, and derivative liability. The balance as of  March 31, 2013  is $1,000.

Note 20: Effective September 12, 2011 the Company entered into a Convertible Promissory Note in the amount of $25,000. The terms of the note are for 8% interest, with principal and interest all due on or before March 12, 2012. On or after the maturity date, the note may be converted based on the outstanding and unpaid principal and interest amount into fully paid and non-assessable shares of common stock at a 50% discount to the fair market value of the stock price at the time of conversion. The Company evaluated the note and determined that because issuable shares are indeterminate, the conversion option associated with this note is deemed a derivative liability.   The discount  has been fully amortized using the effective interest method.

Note 21: Effective September 3, 2011 the Company entered into an Unsecured Promissory Note in the amount of $20,000. The terms of the note are for 8% per annum interest.  During the year ended December 31, 2012 , the Company settled $15,870 of the debt leaving a balance of $4,130 at March 31, 2013.

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

Note 23: Effective January 27, 2012, the Company entered into a  Promissory Note in the amount of $13,700.  The terms of the note are for interest of 12% with principal and interest due on or before July 27, 2012.  Effective March 1,2012 the Company entered into an additional Promissory Notse in the amount of $10,000and $19,000 with the same terms, due on or before September 1, 2012. During the  quarter ended March 31,2013, the Company  paid $6,000 of the debt , leaving a balance of $ 20,950 at  March 31, 2013.

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

Note 25:  Effective July 1, 2012, the Company’s subsidiary, Energy Producers ,Inc. entered into a Promissory Note in the amount of $60,130.  The principal is due on or before June 30, 2015 with default interest at 12%.  In the year ended December 31, 2012, the Company has paid $1,670 leaving a balance of  $58,460. No payments were made in the quarter ended March 31, 2013.

Note 26:  Effective July 1, 2012, the Company’s subsidiary Energy Producers, Inc. entered into  a   Promissory  Note in the amount of $242.731.  The principal is due on or before June 30, 2015, with default interest at 12%.

Note 27: Effective October 19, 2012, the Company entered into a Promissory Note in the amount of $15,000.  The terms of the note  are 8% interest, with principal and interest due on or before April,19, 2014.

Note 28:  Effective December 18, 2012, the Company entered into a Promissory Note in the amount of $25,000.   The terms of the note are 8% interest, with principal and interest due on or before September 19,2013.  The promissory note is convertible into common stock of the Company using a conversion rate that is 45% of the average of the lowest three trading prices over the last 20 trading days.  The total debt discount pertaining to this promissory note is $12,054.  The Company recognized $4,018 in amortization of this discount for the  quarter ended March 31, 2013.

Although a portion of our debt is not due within 12 months, given our working capital deficit and cash positions and our ability to service the debt on a long term basis is questionable, the notes are all effectively in default and treated as current liabilities.

14.  Capital Lease Obligation

During the year ended December 31, 2010, the Company entered into a lease for equipment which included the promise to make monthly payments of $5,000 for 12 months with a bargain purchase option at the end of the lease.  This lease is accounted for as a capital lease in which the present value of the future payments is recorded as a liability of $56,872.  The discount rate is 10%.  As of March 31, 2013, there were no payments made on this lease and the entire balance is classified as a current liability.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of December 31, 2012, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $637,685. As of March 31, 2013, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $643,956. During the three months ended March 31, 2013, the Company recognized a loss on change in fair value of derivative liability totaling $6,271.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at December 31, 2012 and March 31, 2013 were as follows:

.	The stock price would fluctuate with an annual volatility ranging from 264% to 520% based on the historical volatility for the company.
.	An event of default would occur 5% of the time, increasing 0.10% per quarter to a maximum of 25%.
.	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.
.	The trading volume would average $265,308 to $291,990 and would increase at 1% per quarter.
.
The holder would automatically convert the notes at a stock price of the greater of the initial exercise price multiplied by two and the market price for the convertible notes if the registration was effective and the company was not in default.

Key assumptions used in the valuation of derivative liabilities associated with the reset provisions of the series D preferred stock at December 31, 2012 and March 31, 2013 were as follows:

.	The stock price would fluctuate with an annual volatility ranging from 258% to 615% based on the historical volatility for the company.
.	An event of default that requires the Company to redeem the stock would be 0% increasing 2% per period to a maximum of 20% at maturity.
.	The Holder would automatically convert at a stock price of $0.0045 if the Company was not in default.

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

The components of the derivative liability on the Company’s balance sheet at March 31, 2013 and December 31, 2012  are as follows:

	March 31, 2013	December 31, 2012
Embedded conversion features - convertible promissory notes	$639,264	$632,456
Common stock warrants	-	-
Anti-dilution provisions of series D preferred stock	4,692	5,229
	$643,956	$637,685

The Company had the following changes in the derivative liability:

Balance at December 31, 2012	$637,685
Issuance of securities with embedded derivatives	-
Debt and preferred stock conversions	-
Derivative (gain) or loss due to mark to market adjustment	6,271
Balance at March 31, 2013	$643,956

16.  Intangible Assets

The company had $0 of intangible assets recorded as of March 31, 2013 and December 31, 2012. In the year ended December 31, 2011, all intangible assets were fully impaired.

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December31, 2012
Asset retirement obligation at the beginning of period	11,789	21,831
Liabilities incurred	-	-
Revisions to previous estimates	-	(3,860)
Dispositions	-	(8,644)
Accretion expense	285	2,432
Asset retirement obligation at the end of period	12,074	11,789

18.  Discontinued Operations

During the year ended December 31, 2012, the Company entered into a preliminary Agreement to sell 51% of its stock in Arctic Solar Engineering, LLC.  Negotiations continue on the Agreement.  Income on the discontinued portion is $32,567 and is recognized in  the financial statements on the Agreement date.  This income is primarily due to an insurance reimbursement that is recorded in other income.

All assets and liabilities of Arctic Solar are segregated in the balance sheet and appropriately labeled as held for sale in 2012, and the quarter ended March 31,2013.

On July 31, 2012, the Company completed a Purchase Agreement whereby EGPI Firecreek, Inc., through its wholly owned subsidiary Energy Producers, Inc., would sell one half (50%) of its holdings in the Tubb oil and gas leases.  The operations of the disposed portion are segregated in the statement of operations for the period ended March 31, 2012.

19.  Professional Service Agreements

On March 1, 2010, the Company entered into two professional service agreements (the “Agreements”) which are intended to be automatically renewable annually. Aggregate fees pursuant to the Agreements are comprised of (a) $20,000 in cash per month which has been accrued through the period ended December 31, 2010; (b) a one-time issuance of 120,000 shares of restricted common stock; and (c) three-year warrants, which vest six months from the grant date, to purchase for $20,000 the lower of (i) shares of common stock representing 1% of the Company’s outstanding common stock; or (ii) shares of common stock representing a fair market value of $150,000. In addition, the vendors are entitled to convert any unpaid cash fees into common stock at a 50% discount to the fair market value of the stock on the date of conversion. On April 1, 2011 the contracts were renewed with aggregate fees of $30,000 per month which have been accrued through the period ended December 31, 2011. In this renewal, the warrants were cancelled no longer exercisable. All amounts accrued as part of the $30,000 monthly accrual are done so pursuant to convertible promissory notes due on demand. They are convertible at a 50% discount to the fair market value of the stock on the date of conversion.  On April 1, 2012 the contracts were renewed with aggregate fees of $10,000 per month which have been accrued through the period ending  March 31, 2013. Other terms remain the same.

20. Concentrations and Risk

Customers

During the three months ended March 31, 2013 and March 31, 2012, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

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

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary from Source Capital Group Inc (“Source”) seeking a judgment for amounts allegedly owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dismissed its assumption argument. On October 14th, 2011, EGPI Firecreek Inc. received notice from Source Capital’s legal representation that they were seeking to withdrawal as counsel for plaintiffs in this matter. The Company believes that this development with further strengthen our position in defense of this matter and will ultimately result in the granting of our pending motions to dismiss. As of May 2013 there has been no communications received further in this matter.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of May 2013, the Company has not received further communications with respect to Nu-Horizons.

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

In October 2012 the Company received a lawsuit behalf of Solaire Power Technologies, LLC, a subsidiary of our wholly owned subsidiary Arctic Solar Engineering LLC. Robert T Short (“RTS”) , the Plaintiff, is claiming personal injuries and damages relating to alleged fall from the City of Dardene Prairie building, in the City of Dardene Prairie MO, Solaire is one of several parties named in the proceeding. Solaire denies all liability, and is prepared to vigorously defend its position. There is no further activity related to this matter that we are aware of as as of May 2013.

As noted in our debt footnote above, we have certain notes that may become convertible in the future and potential result in further dilution to our common shareholders.

During the quarter ended March 31, 2013, the Company’s Board of Directors approved a 1:4,000 shares reverse stock split.  Shares have not been reissued as of March 1, 2013, but the reverse split has been recognized in these financial statements

22. Subsequent Events

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of acquiring additional projects and financing capital expenditures to build upon its infrastructure for its oil and gas operations in 2013. The Company through May 31, 2013 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These domestic focus prospects are primarily located in Texas, and in other core areas of the Permian Basin.

The Company is pursuing certain international based oil and gas programs available in West Africa and will Report progress when appropriate.

The Company’s goal is to build our revenues, asset base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

23.  Segment Reporting

We classify our operations into two main business lines: (1) Solar Thermal Energy, and (2) Oil and Gas. This segmentation best describes our business activities and how we assess our performance. Information about the nature of these segment services, geographic operating areas and customers is described in the Company’s 2010 Annual Report. Summarized financial information by business segment for the three months ending March 31, 2013 is presented below. All segment revenues were derived from external customers. As more fully disclosed in the Company’s fiscal year 2010 Annual Report, we had no operations in these business segments until our acquisitions of Arctic Solar Engineering, LLC on February 4, 2011 (Solar Thermal Energy), and the beginning operations of Energy Producers, Inc. (Oil and Gas).

	Discontinued Operations	Solar Thermal Energy	Oil & Gas	All Other (a)	Totals
Revenues	-	-	32,774	-	32,774
Depreciation & amortization	-	-	23,483	-	23,483
Income (loss) from operations	-	-	(72,012)	-	(72,012)
Interest expense	482	482	-	84,964	85,928
Segment assets	172	172	1,309,444	248	1,310,034

The following are reconciliations of reportable segment revenues, results of operations, assets and other significant items to the Company’s consolidated totals (amounts stated in thousands):

Three Months Ended March 31,
2013
Revenues:
Total for reportable segments	32,774
Corporate	-
32,774
Depreciation and amortization:
Total for reportable segments	23,483
Corporate	-
23,483
Income (loss) from operations:
Total for reportable segments	(72,012)
Corporate	-
(72,012)
Interest expense:
Total for reportable segments	964
Corporate	84,964
85,928
Segment assets:
Total for reportable segments	1,309,786
Corporate	248
1,310,034

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

The Company historically derived its revenues primarily from retail sales of oil and gas field inventory equipment, service, and supply items primarily in the southern Arkansas area, and from acquired interests owned in revenue producing oil wells, leases, and equipment located in Olney, Young County, Texas. The Company disposed of these two segments of operations in 2003. The Company acquired a marine vessel sales brokerage and charter business, International Yacht Sales Group, Ltd. of Great Britain in December 2003 later disposing of its operations in late 2005. The Company focused on oil and gas activities for development of interests held that were acquired in Wyoming (the Ten Mile Draw (TMD) prospect) and two programs in Texas, (the Fant Ranch unit, and J.B. Tubb Leasehold Estate) for the production of oil and natural gas through October 30 and December 2, 2008 the dates of disposal respectively. In 2009 we disposed of our wholly owned subsidiary Firecreek Petroleum, Inc. (see further information in this report and in our current Report on Form 8-K filed May 20, 2009, incorporated herein by reference). We account for or have accounted for these segments as discontinued operations in the consolidated statements of operations for the related fiscal year. The Company is continuing to evaluate and clean up non productive segments and infrastructure as delineated below. Through 2012  the Company  has refocused on building its oil and gas operations domestically, and in 2013 plans will include to a lesser extent pursuing potential internationally based oil and gas programs.

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

Completion and Entry into a Definitive Short Form Agreement with Mondial Ventures, Inc. for Evaluation and Potential Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shackelford Counties, Texas

On October 30, 2012, the Company through our wholly owned subsidiary Energy Producers, Inc. (“EGPI”) and Mondial Ventures, Inc. as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement involving the development and acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shackelford Counties, West Central Texas. While this agreement has expired, the two companies plan to pursue this venture in the future.  For further information see the section on the “Business” listed in this Report.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the quarters ended March 31, 2013 and March 31, 2012.

Results of Continuing and Discontinued Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total revenue for sales of oil and gas during the three months ended March 31, 2013 as compared to March 31, 2012 was $32,774 and $18,870, respectively.  An additional $18,870 of revenue related to sales of oil and gas during the three months ended March 31, 2012 were included in discontinued operations.

There was no revenue for the sale and installation of solar equipment for the three months ended March 31, 2013 or March 31,2012. A portion of the overhead costs, 51%, pertaining to the subsidiary that is engaged in this business, Arctic Solar Engineering, LLC, has been classified in discontinuing operations due to the potential sale of this subsidiary.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	March 31, 2013	March 31, 2012
Advertising & promotion	$616	$4,072
Administration	5,990	7,661
Consulting	410	120,614
Depreciation/Amortization	23,768	16,913
Professional fees	30,305	77,486
Rent/Utilities	6,000	4,200
Total	$67,089	$230,946

For the three months ended March 31, 2013, promotional fees of $616 were incurred in stock promotional activities as compared to $4,072 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, consulting fees of $410 were incurred for business advisory services as compared to $120,614 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, professional fees of $30,305 were incurred in regards to management advisory, legal costs, and accounting, for new subsidiaries as compared to $77,486 for the three months ended March 31, 2012.

After deducting general and administrative expenses, the Company experienced a loss from operations of $72,012 for the three months ended March 31, 2013 compared to a loss of $246,744 for the same period last year.

The loss from discontinued operations for the three months ended March 31, 2013 and March 31, 2012 was $482 and $43,682, respectively. For the three months ended March 31, 2013 and March 31, 2012, the items composing discontinued operations included 51% of Arctic Solar Engineering, LLC and 50% of the operations of the oil and gas interests pertaining to the North 40 Interests of the Tubb Leasehold Interests.

Interest expense for the three months ended March 31, 2013 was $85,928 compared with $355,588 for the same period last year.

Fully diluted income (loss) per share was ($0.03) per share for the three months ended March 31, 2013, for continuing operations, compared to a loss of ($1.58) per share for the three months ended March 31, 2012.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at March 31, 2013 was $409 compared to $401 at December 31, 2012. The Company had working capital deficit of $6,927,190 at March 31, 2013 compared to a working capital deficit of $6,827,272 at December 31, 2012.

Total assets decreased to $1,310,034 at March 31, 2013 compared to $1,333,508 at December 31, 2012 mainly as a result of   depreciation and depletion.

Shareholders’ equity increased to a deficit of $7,485,478 at March 31, 2013 from $7,362,078 at December 31, 2012. There were no shares issued during the three months ended March 31,2013.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4(T) - CONTROLS AND PROCEDURES

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

In December 2010 the Company received a lawsuit notice on behalf of our former Terra Telecom (“Terra”) subsidiary from Source Capital Group Inc (“Source”) seeking a judgment for amounts allegedly owed it from Terra in the total aggregate amount of $81,492 plus pre and post judgment interest. In June 2011, the Company filed a motion to dismiss for lack of personal jurisdiction. Additionally, the Company also filed a motion to dismiss for Sources’ failure to state a claim. In response to that motion, Source has now, as of July, 2011, dismissed its assumption argument. On October 14th, 2011, EGPI Firecreek Inc. received notice from Source Capital’s legal representation that they were seeking to withdrawal as counsel for plaintiffs in this matter. The Company believes that this development with further strengthen our position in defense of this matter and will ultimately result in the granting of our pending motions to dismiss. As of May 2013 there has been no communications received further in this matter.

In February 2011 the Company received a lawsuit notice on behalf of our Terra Telecom (“Terra”) subsidiary from Nu-Horizons Electronics (“Nu-Horizons”) seeking judgment for amounts allegedly owed it from Terra in the total aggregate amount of $196,620. The Company believes that it is not liable, and intends to file appeal to remove it from the motion for judgment. The Company will vigorously defend its position. As of May 2013, the Company has not received further communications with respect to Nu-Horizons.

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

In October 2012 the Company received a lawsuit behalf of Solaire Power Technologies, LLC, a subsidiary of our wholly owned subsidiary Arctic Solar Engineering LLC. Robert T Short (“RTS”) , the Plaintiff, is claiming personal injuries and damages relating to alleged fall from the City of Dardene Prairie building, in the City of Dardene Prairie MO, Solaire is one of several parties named in the proceeding. Solaire denies all liability, and is prepared to vigorously defend its position. There is no further activity related to this matter that we are aware of as as of May 2013.

ITEM 1A. RISK FACTORS.

 There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Name	Date	Share Amount	Type of Consideration	Fair Market Value of Consideration
Daniel Mark O’Neal (***)/(1) 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	71,760	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$14,064

Alvie M. Smith (***)/(2) 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	35,880	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$23,824

The Frederic Sussman Living Trust (***)/() Frederic Sussman, Trustee 15316 Chesterfield Pines Lane Chesterfield, MO 63017	2/4/11	42,360	In consideration of Acquisition of Arctic Solar Engineering, LLC Membership Interests	$11.912

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

(*)(**) On May 10, 2010, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for and behalf of consideration as follows:

			Type of	Fair Market Value of
Name and Address (***)	Date	Share Amount	Consideration	Consideration

Alan Carlquist (1)	1/28/2010	25,000	Working Capital	$20,000.00
1110 Allgood Industrial Center			M3 Subsidiary
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

I. (*)(**) On January 12, 2010, by majority consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following persons for and behalf of consideration as follows:

			Type of	Fair Market Value of
Name and Address (***)	Date	Share Amount	Consideration	Consideration
Thomas J. Davis (1)	12/14/2009	14,881	Working Capital	$25,000.00
99 Hawley Street Suite 216			SATCO Subsidiary
Binghamton, Ny 13901

Judd A. Heredos (1)	1/4/2010	10,420	Working Capital	$12,504.00
1060 Beckingham Drive			SATCO Subsidiary
St. Augustine, FL 32092

Mehrdad Tabrizi (1)	12/30/2009	5,952	Working Capital	$10,000.00
4500 Columns Drive			SATCO Subsidiary
Marietta, GA 30067

Herbert Jackenthal (1)	12/14/2009	833	Working Capital	$1,000.00
37 St. James Drive			SATCO Subsidiary
Palm Beach Gardens, FL 33418

Geoffrey Peirce Sullivan (1)	12/30/2009	1,250	Working Capital	$1,500.00
33 St. James Drive			SATCO Subsidiary
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

Please see information listed under Item 9B, “Other Information”, and under “Recent Developments”, and “Subsequent Events” contained in our Annual Report on Form 10-K, filed on May 21, 2013, incorporated herein by reference.

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

Date: August 15, 2013

EGPI FIRECREEK, INC.

By:	/s/ Dennis Alexander
Name	Dennis Alexander
Title:	Chairman, CEO, President, and CFO